Form 10-K
period 1994-01-29
ROSES STORES INC
filed 1994-04-29
CIK 85149

SECURITIES AND EXCHANGE COMMISSION


                      WASHINGTON, D. C. 20549


                             FORM 10-K
  (Mark One)

   (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


             For the fiscal year ended January 29, 1994

                              OR

   ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                    Commission File No 0-631


                       ROSE'S STORES, INC.

      (Exact name of registrant as specified in its charter)

                  Delaware                      56-0382475
     (State or other jurisdiction of           (IRS Employer
     incorporation or organization)          Identification Number)

        218 S. Garnett Street
        Henderson, NC                                27536
 (Address of principal executive offices)          (Zip Code)

 Registrant's telephone number, including area code:    (919) 430-2600

 Securities registered pursuant to Section 12(b) of the Act:


                                  Name of each exchange
Title of Each Class                on which registered

     NONE                                 NONE

 Securities registered pursuant to Section 12(g) of the Act:


            Voting Common Stock, No Par Value


           Non-Voting Class B Stock, No Par Value

  Indicate by check mark whether the Registrant
(1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the
preceding 12 months (or for such shorter period
that the Registrant was required to file
such reports), and (2) has been subject to such filing
requirements for the past 90 days.
Yes   X        No

  Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )


        (continued on following page)

        (continued from previous page)

    As of April 22, 1994, 8,262,420 Voting Common shares and 10,495,586 Non-Voting Class
B shares were outstanding, and the aggregate market value of the Voting Common shares
(based upon the quoted closing price of these shares on that date) of Rose's Stores, Inc.
held by nonaffiliates was approximately $2,397,477.

PART I

ITEM 1:  BUSINESS
     (a)  General Development of Business

     Rose's* was organized in 1915 as a family partnership consisting of Paul H. Rose and his wife, Emma M. Rose, who together opened a "5-10-25(cent sign)" store in Henderson, North
Carolina. By 1927, when there were 28 stores, the business was incorporated in the state of Delaware under the name of "Rose's 5, 10 & 25(cent sign) Stores, Inc.". In
1962, the name was changed to "Rose's Stores, Inc.".
Over the years, Rose's has opened stores of a larger size. As a result, Registrant's business has evolved from a chain of 5, 10 & 25(cent sign) stores to a chain of general merchandise discount stores.

     On September 5, 1993, Rose's filed a
voluntary petition for Relief under Chapter
11, Title 11 of the United States Bankruptcy
Code (the "Bankruptcy Code") in the
United States Bankruptcy Court for the Eastern
District of North Carolina (the
"Bankruptcy Court"). Rose's is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the
Bankruptcy Court. In the Chapter 11 case, substantially all liabilities as of the date of the filing of the petition for reorganization are subject to settlement under a plan of reorganization to be voted upon by Rose's impaired creditors and stockholders and confirmed by the Bankruptcy Court. As of the date of this report, Rose's has not yet presented its plan of reorganization. Details of the bankruptcy proceedings are discussed in Note 1 of the Consolidated
Financial Statements.

     (b) Industry Segments Registrant's business does not include industry segments as defined under the Act.

     (c)  Narrative Description of Business

     At the end of its last fiscal year, Registrant was operating 172 retail stores in a region extending from Delaware to Georgia and westward to the Mississippi Valley.
All store buildings are leased. The stores range in size from 24,000 square feet to 76,000 square feet. During the year, Rose's opened no new stores and closed 45 stores. Rose's anticipates closing approximately 58 stores during the 1994 fiscal year and realigning corporate and administrative costs accordingly.

     Registrant operates one class of stores, known as "ROSES". The stores carry a wide range of general merchandise and popularly priced consumer goods such as clothing, shoes, household furnishings, small appliances, toiletries, cosmetics, sporting goods, automobile accessories, food, yard and garden products, electronics and occasional furniture. Registrant operates all of the departments in its stores with the exception of the shoe departments.

     Sales are primarily for cash, although credit cards such as MASTER CARD, VISA and DISCOVER are honored. During the past fiscal year, credit card sales amounted to approximately 10% of gross sales. Sales are directly affected by general economic conditions in the southeastern states, consumer spending, and disposable income.


* Reference in this Annual Report on Form 10-K to
"Rose's", the "Registrant", or "the
Company" shall mean Rose's Stores, Inc.

     Merchandising Inventories are purchased in two principal ways. Buyers purchase and distribute merchandise to the various stores, and the store managers purchase merchandise for their individual stores from listings and sources approved by buyers.
Rose's purchases from a large number of suppliers and sells to a large number of customers and does not believe that the loss of any one customer or supplier would have a materially adverse effect on it. Rose's has registered some trademarks as private label brands. During the past fiscal year, private label merchandise constituted approximately 11% of Rose's gross sales.
Rose's does not engage in any
material research activities and has no plans for new product lines.

     Distribution Approximately 20% of merchandise is shipped directly to stores from suppliers, and 80% is shipped to stores from Rose's distribution and consolidating facilities located in Henderson, North Carolina. The majority of trailers used in shipping are owned by Roses; the majority of tractors are leased.

     Seasonal Aspects of Operations  Rose's
business is highly seasonal and directly influenced by general economic conditions in its operating area. The fourth quarter, which includes Christmas, is the period of highest sales volume. During the past fiscal year, a total of approximately 30% of the year's gross sales were made in the fourth quarter, beginning October 31, 1993.

     Competition Rose's business is intensely competitive. Some of Rose's lines of merchandise compete directly with chains and independent stores including Sears, J. C.
Penney, Belk, Leggett's and other similar stores.
Other lines compete with chain and
independent stores such as Wal-Mart, Kmart, Ames, Hills, Jamesway, Jack Eckerd,
Peoples Drug, A&P, Winn-Dixie, Lowe's, Phar-Mor,
Marshall's, Office Depot and similar
stores. Wal-Mart and Kmart have been opening stores in the area in which Rose's stores are located. In 1993, 15 Company stores faced new competitors' openings, compared to 40 stores in 1992 and 26 stores in 1991.
Increasing competition also
results from grocery and drug chains expanding merchandise lines to carry goods and products normally identified with general merchandise and variety stores. In addition, other distribution channels, such as telemarketing and catalogs also compete with stores of the Registrant.

     Associates* Rose's employed, on a full-time or part-time basis, approximately
14,900 persons at fiscal year-end. Rose's considers its relations with its associates to be good.

ITEM 2:  PROPERTIES

     The following table shows the geographical distribution of the 172 Rose's stores in operation on January 29, 1994:

    State                 Number of Stores
North Carolina                    79
Virginia                          40
South Carolina                    10
Georgia                           13
Kentucky                           9
Tennessee                          6
Maryland                           4
Delaware                           4
Mississippi                        4
Alabama                            1
West Virginia                      2

          TOTAL                  172

* Persons employed by Rose's Stores, Inc.

     During the fiscal year which ended January 29, 1994, Rose's opened no new stores and closed 45 stores. Registrant expects to close approximately 58 stores in the coming year. The Registrant occupies approximately
8,864,000 square feet of store
space (including office, stockroom, and other non-selling areas). Rose's leases all store space from others under long-term leases which are normally for initial terms of 15 to 20 years with one or more five-year renewal options. (See Leased Assets and
Lease Commitments, Note 14, to the Consolidated
Financial Statements for additional
information about the Registrant's commitments under terms of long-term leases.)


     Following is a table of the number of stores opened, closed and remodeled in the last 5 years:


                                        1993     1992     1991    1990    1989

Number of stores at the
  beginning of year                      217      232      256     259     250
Stores opened                              -        -        3       2      15
Stores closed                            (45)     (15)     (27)     (5)     (6)
Number of stores at the
  end of year                            172      217      232     256     259

Remodeled stores                          21        7        -       9       3



     Most of the store fixtures are owned by the Registrant. The remaining fixtures are manufacturers' racks that are supplied by vendors.
Most of the electronic
equipment located in the stores, including point of sale equipment, is leased by
Registrant.

     The Registrant owns its Executive and Buying
Offices, its 860,300 square foot
central warehouse, an additional consolidating warehouse containing 134,400 square feet, a 31,000 square foot graphic productions building and a 30,000 square foot data center all of which are located in Vance County, North
Carolina.  Registrant also
leases facilities in Henderson, North Carolina for offices (approximately 75,000 square feet) and service facilities (approximately
10,000 square feet) and leases
warehouse space in Wilmington, North Carolina
(approximately 30,000 square feet).
Registrant also owns a 78,000 square foot warehouse in Henderson, North Carolina, which is leased to a third party.

     The Company has pledged inventories located in approximately 64% of its stores and a collateral pool of $26.5 million consisting of the Distribution Center and, to the extent necessary, its contents, and a secured interest in all other property and equipment to both the short-term and long-term lenders in return for six and one-half year notes and a working capital facility acquired May
29, 1992.  Also, the Company
pledged approximately $3,000,000 of inventory to a long-term lender to collateralize the lender's deferral of previously scheduled payments.

     The Company entered into a Debtor-in-Possession
Revolving Credit Agreement (the
DIP Facility) on September 20, 1993. The DIP Facility gives the lender, G.E. Capital
Corporation, a super-priority claim against the property of the Company other than real property.

ITEM 3:  LEGAL PROCEEDINGS

     The Registrant's business ordinarily results in a number of negligence and tort actions, most of which arise from injuries on store premises, injuries from a product, or false arrest and detainer arising from apprehending suspected shoplifters. General damages are covered by insurance, subject to specified self-retention amounts, and are defended by the Registrant's insurance carrier. The Registrant's liability for uninsured general damages and punitive damages is not considered material. No legal proceedings presently pending by or against the Registrant are described because the Registrant believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Registrant.

     On September 5, 1993, the Company filed a voluntary petition for Relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy
Code") with the United States Bankruptcy
Court for the Eastern District of North Carolina (the
"Bankruptcy Court") Case No. 93-01365-5-ATS (the "Chapter 11 Case").

     The following discussion sets forth certain aspects of the Chapter 11 Case, but is not intended to be an exhaustive summary. For additional information regarding the effect of the Chapter 11 Case on the Company, reference should be made to the Bankruptcy Code.

Chapter 11 Reorganization Under the Bankruptcy Code

     Pursuant to Section 362 of the Bankruptcy Code, the commencement of the Chapter 11 Case created an automatic stay, applicable generally to creditors and other parties in interest, of:
(i) the commencement or continuation of a judicial administrative or other action or proceeding against the Registrant that was or could have been commenced prior to commencement of the Chapter 11 Case, or to recover for a claim that arose prior to commencement of the Chapter 11
Case; (ii) the enforcement against the Registrant or its property of any judgments obtained prior to commencement of the Chapter 11 Case; (iii) the taking of any action to obtain possession of property of the Registrant or to exercise control over property of the
Registrant; (iv) the creation, perfection or enforcement of any lien against the property of the Registrant's bankruptcy estate; (v) any act to create, perfect or enforce against property of the Registrant any lien that secures a claim that arose prior to the commencement of the Chapter 11 Case; (vi) the taking of any action to collect, assess or recover claims against the Registrant that arose before commencement of the Chapter 11 Case; (vii) the setoff of any debt owing to the Registrant that arose prior to commencement of the Chapter 11 Case against any claim against the Registrant or (viii) the commencement or continuation of a proceeding before the United States Tax Court concerning the Registrant.
Any entity may apply to the Bankruptcy
Court, upon an appropriate showing of cause, for relief from the automatic stay to exercise the foregoing remedies. The Registrant is authorized to operate its business as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code.

Plan of Reorganization - Procedures

     Under Section 1121 of the Bankruptcy Code, for 120 days after the date of the filing of a voluntary petition for relief under Chapter 11, only the debtor-in-possession has the right to propose and file a plan of reorganization with the Bankruptcy Court. If a debtor-in-possession files a plan of reorganization during the 120-day exclusivity period, no other party may file a plan of reorganization until 180 days after the date of filing of the Chapter 11 petition, during which period the debtor-in-possession has the exclusive right to solicit acceptances of the plan. If a debtor-in-possession fails to file a plan during the 120-day exclusivity period or such additional period as may be ordered by the Bankruptcy Court or, after such plan has been filed, fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditors' committee, an equity security holders' committee, a creditor, an equity security holder, or any indenture trustee may file a plan of reorganization for such debtor.
Additionally, if the Bankruptcy Court were to appoint a trustee, the exclusivity period, if not previously terminated, would terminate.

     The Registrant has not yet filed a plan of reorganization with the Bankruptcy Court and has obtained from its creditors an extension of the exclusivity period to May 31, 1994. The
Registrant intends to file a plan of reorganization prior to May 31, 1994.

     After a plan of reorganization has been filed with the Bankruptcy Court, it will be sent, together with a disclosure statement approved by the Bankruptcy Court following a hearing, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of any plan by impaired classes of creditors and equity security holders, the Bankruptcy Court after notice and a hearing would consider whether to confirm the plan. Among other things, to confirm a plan the Bankruptcy Court is required to find (i) with respect to each impaired class of creditors and equity security holders, that each holder of a claim of interest of such class either
(a) will, pursuant to the plan, receive
or retain property of a value, as of the effective date of the plan, that is at least as much as such holder would have received in a liquidation on such date of the Registrant, or (b) has accepted the plan, (ii) with respect to each class of claims or equity security holders, that such class has accepted the plan or such class is not impaired under the plan and (iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the Registrant or any successors unless such liquidation or reorganization is proposed in the plan.

     If any impaired class of creditors or equity security holders does not accept a plan and assuming that all of the other requirements of section
1129(a) of the Bankruptcy Code are met,
the proponent of the plan may invoke the so-called
"cramdown" provisions of section 1129(b) of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan, notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders, if certain requirements of the Bankruptcy Code are met, including that (i) the plan does not discriminate unfairly and (ii) the plan is fair and equitable, with respect to each class of claims or interests that is impaired under, and has not accepted, the plan.
As used in the Bankruptcy Code, the phrases
"discriminate unfairly" and "fair and equitable" have narrow and specific meanings unique to bankruptcy law.

Adversary Proceedings

     On February 3, 1994, NationsBank as Collateral
Agent, for itself and other pre-petition lenders (collectively, the "Pre-Petition Lenders") filed a Complaint under 11 U.S.C. Section
506 to determine the validity, enforceability and priority of the Pre-Petition Lenders' liens and security interests in certain assets of the Company described as collateral in various loan documents entered into by the Company and the Pre-
Petition Lenders securing promissory notes dated May 29, 1992.

     The Company, under the provisions of the Bankruptcy Code, commenced an Adversary
Proceeding on February 4, 1994 against the Pre-Petition
Lenders seeking to reduce the claim of
the Pre-Petition Lenders to unsecured status on a variety of theories. The complaint alleged, inter alia, defects in financing statements filed to perfect security interests, defects in the perfection of security interests in after-acquired property and cash proceeds, and defective documentation of collateral in a security instrument.

     Most claims with respect to the secured status of the Pre-Petition Lenders have been resolved by summary judgment dismissing specific challenges or by dismissal of claims by the Company. Discovery has not been completed with respect to the remaining claims.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders during the fourth quarter of the fiscal year.

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

INVESTOR INFORMATION

CORPORATE DATA

      Rose's Stores, Inc. is a Delaware Corporation. Rose's stock is listed on the NASDAQ System for over-the-counter securities; the Voting Common Stock has the symbol "RSTOQ" and the Non-Voting
Class B Stock has the symbol "RSTBQ".

COMMON STOCK

      High and low prices of Rose's Voting Common Stock and Non-Voting Class B Stock as reported on the NASDAQ are shown below.


(Dollars in thousands except per share amounts)

Market Price Range and Dividends (a)


                                 1993                                     1992
                                             Dividends                                 Dividends
                      High        Low        Declared          High        Low          Declared


1st Quarter           7  1/4      3 3/8         -              6 1/4       3  1/2           -
2nd Quarter           5  1/2      3 1/8         -              6           3 13/16          -
3rd Quarter           3  5/8       11/16        -              4 5/8       3  3/4           -
4th Quarter           1  5/8       13/32        -              7           3  1/2           -



                                           Dividends          Total
                 High          Low         Per Share        Dividends

1993             7 1/4          13/32         -                 -
1992             7             3 1/2          -                 -
1991             7 1/8         2 1/8          -                 -
1990             7 1/4         2 1/4         .210             3,991
1989             9 5/8         5             .210             4,138
1988            12             7 1/8         .210             4,194
1987            22 1/2         7 7/8         .210             4,316
1986            23 1/8        10 3/4         .200             4,115
1985            13 1/2         8 3/4         .190             3,900
1984            13 1/2         7             .185             3,798
1983            14 1/2         3             .135             2,660

(a) Adjusted to reflect the 2-for-1 stock split effected in 1986, and the 3-for-2 and 3-for-1 stock splits in 1983.

     On January 24, 1991, the Board of Directors adopted a resolution suspending the payment of dividends until future operating profits warrant reinstatement. Among other things, the
Company's DIP financing agreement includes restrictions on the payment of cash dividends and the repurchase of stock. In addition, the Company is precluded from paying dividends while the Chapter 11 case is pending and the Registrant does not believe it is likely that it will pay dividends for the foreseeable future following termination of the Chapter 11 case. At January
29, 1994, such restrictions preclude the payment of dividends or the repurchase of stock. The number of holders of record for the Company's Voting
Common Stock was 1,074 and for Non-Voting
Class B Stock was 1,537 at April 22, 1994.

ITEM 6: SELECTED FINANCIAL DATA

(Dollars in thousands except per share amounts)

(Not covered by Independent Auditors' Report)


                                                                   Fiscal Years
                                          1993          1992          1991         1990           1989

Operating Results
  Revenue:
  Gross sales                            $ 1,245,697   1,404,302    1,423,345     1,525,412     1,507,560
  Leased department sales                     42,474      42,059       42,715        23,382          -
  Net sales                                1,203,223   1,362,243    1,380,630     1,502,030     1,507,560
  Leased department income                     8,707       9,816       10,198         5,805          -
    Total revenue                          1,211,930   1,372,059    1,390,828     1,507,835     1,507,560
  Costs and Expenses:
  Cost of sales (a)                          932,238   1,103,160    1,029,837     1,143,547     1,117,025
  Selling, general and administrative        281,723     300,866      314,971       343,158       343,608
  Provision for future store
    closings and remerchandising (b)            -           -          33,891        35,355          -
  Depreciation and amortization               12,984      13,661       16,730        18,503        19,637
  Interest                                    12,054      13,881       13,924        14,648        12,964
    Total costs and expenses               1,238,999   1,431,568    1,409,353     1,555,211     1,493,234
  Gain on sale of shoe department
    fixtures and inventory (c)                  -           -            -            5,415          -
  Earnings (loss) before reorganization
    expense, income taxes and cumulative
    effect of accounting change              (27,069)    (59,509)     (18,525)      (41,961)       14,326
  Reorganization expense (d)                 (39,138)       -            -             -             -
  Earnings (loss) before income taxes
    and cumulative effect of accounting
    change                                   (66,207)    (59,509)     (18,525)      (41,961)       14,326
  Income taxes (benefits)                       -           (949)       4,779       (14,200)        5,400
  Earnings (loss) before cumulative
    effect of accounting change              (66,207)    (58,560)     (23,304)      (27,761)        8,926
  Cumulative effect of adopting SFAS 106 (e)    -         (5,031)        -             -              -
  Net earnings (loss)                     $  (66,207)    (63,591)     (23,304)      (27,761)        8,926
  Cash dividends declared                 $     -           -            -            3,991         4,138
Financial Position at Year-End
  Total assets                            $  308,105     337,759      416,318       462,749       501,631
  Long-term obligations (f)                     -         83,433       74,896       107,184        59,881
  Stockholders' equity                        16,096      82,109      142,720       165,968       204,574
  Working capital (f)                           -        127,515      182,723       213,852       191,273
  Stores in operation                            172         217          232           256           259
Per Share Results
  Earnings (loss) before cumulative
    effect of accounting change           $    (3.53)      (3.14)       (1.25)        (1.46)         0.45
  Cumulative effect of adopting SFAS 106 (e)     -         (0.27)         -             -             -
  Net earnings (loss)                          (3.53)      (3.41)       (1.25)        (1.46)         0.45
  Dividends declared                             -           -            -            0.21          0.21
Weighted Average Shares
  Outstanding (000)                           18,740      18,638       18,593        19,078        19,718


(a) In 1991, the Company changed its method of accounting for LIFO inventories from the use of the inflation index provided by the Bureau of Labor Statistics to an internally generated price index to measure inflation in the retail prices of its merchandise inventories. This change decreased 1991 cost of sales by $21,428 (or $1.15 per share). Net loss would have been $44,732 in 1991 if the change in accounting method had not been made. The information was not available to determine the cumulative effect of this change nor the impact of any year prior to 1991.

(b)  The provision for future store
closings and remerchandising represents the anticipated costs of closing approximately 15 stores during fiscal year 1992 and 27 stores during fiscal 1991. The 1991 provision also includes the costs incurred during fiscal 1992 in the remerchandising of the remaining stores.

(c) The gain on sale of shoe department fixtures and inventory results from an agreement with a footwear merchandising company to assume total operations of the shoe departments within all Company stores.

(d) On September 5, 1993, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of
North Carolina seeking to reorganize under Chapter 11 of the Bankruptcy Code. The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all the consequences of the ongoing Chapter 11 reorganization.

     Included in the reorganization expense is a provision of $39,500 for the costs of closing 43 stores in January 1994, as well as the DIP fee amortization and expenses, professional fees and other reorganization costs. Offsetting these expenses is a reversal of prior reserves for closings due to the anticipated rejection of closed store leases.

(e) In 1992, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requiring the
Company to accrue health insurance benefits over the period in which associates become eligible for such benefits. The cumulative effect of adopting SFAS 106 was a one-time charge of $5,031.

(f) Not comparable for 1993, the majority of the amounts comprising this item have been reclassed to liabilities subject to settlement under reorganization proceedings.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

(Dollars in thousands except per share amounts)

Results of Operations

     The following table sets forth for the periods indicated the percentage which each item listed bears to net sales:




                                                As a Percentage of Net Sales
                                                         Fiscal Years
                                               1993         1992         1991
Revenue:
  Gross sales                                  103.5%       103.1%       103.1%
  Leased department sales                        3.5          3.1          3.1
  Net sales                                    100.0        100.0        100.0
  Leased department income                       0.7          0.7          0.7
    Total revenue                              100.7        100.7        100.7
Costs and Expenses:
  Cost of sales (a)                             77.5         81.0         74.6
  Selling, general and administrative           23.4         22.1         22.8
  Provision for future store closings
   and remerchandising (b)                        -            -           2.5
  Depreciation and amortization                  1.0          1.0          1.2
  Interest                                       1.0          1.0          1.0
    Total costs and expenses                   102.9        105.1        102.1
Loss before reorganization expense, income
  taxes (benefits), and cumulative
  effect of accounting change                   (2.2)        (4.4)        (1.4)
Reorganization expense (c)                      (3.3)          -            -
Loss before income taxes (benefits)
  and before cumulative effect of
  accounting change                             (5.5)        (4.4)        (1.4)
Income taxes (benefits)                           -          (0.1)         0.3
Loss before cumulative effect of
  accounting change                             (5.5)        (4.3)        (1.7)
Cumulative effect of adopting SFAS 106 (d)        -          (0.4)          -
Net loss                                        (5.5)%       (4.7)%       (1.7)%



(a) In 1991, the Company changed its method of accounting for LIFO inventories from the use of the inflation index provided by the Bureau of Labor Statistics to an internally generated price index to measure inflation in the retail prices of its merchandise inventories. This change decreased 1991 cost of sales by $21,428 (or $1.15 per share). Net loss would have been $44,732 in 1991 if the change in accounting method had not been made.

(b) The 1991 provision for future store closings and remerchandising represents the anticipated costs of closing approximately 15 stores during fiscal 1992 and the costs incurred during fiscal 1992 in the remerchandising of the remaining stores.

(c) On September 5, 1993, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of North Carolina seeking to reorganize under Chapter 11 of the Bankruptcy Code. The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all the consequences of the ongoing Chapter 11 reorganization.

     Included in the reorganization expense is a provision of $39,500 for the costs of closing 43 stores in January 1994, as well as the DIP fee amortization and expenses, professional fees and other reorganization costs.
Offsetting these expenses is a reversal of prior reserves for closings due to the anticipated rejection of closed store leases.

(d)  In 1992, the Company adopted SFAS 106, "Employers'
Accounting for Postretirement
Benefits Other Than Pensions," which requires the Company to accrue health insurance benefits over the period in which associates become eligible for such benefits. The cumulative effect of adopting SFAS 106 was a one-time charge of $5,031.


Chapter 11 Filing

     On September 5, 1993, the Company filed a voluntary petition for relief under Chapter
11, Title 11 of the United States Code (the
"Bankruptcy Code") with the United States
Bankruptcy Court for the Eastern District of North
Carolina (the "Bankruptcy Court").  The
Company is in possession of its property and is maintaining and operating its property as a debtor-in-possession pursuant to the provisions of Sections 1107 and 1108 of the Bankruptcy Code.



     For further discussion of the Chapter 11 proceedings, see Footnote 1 in the Consolidated Financial Statements.

Revenue

     The Company reported sales in 1993 of $1,245,697, a decrease of $158,605 or 11.3% from 1992. Sales in same stores for 1993, on a comparable week-to-week basis, decreased 7.7% compared to 1992. Prior to its bankruptcy filing, poor sales were caused by out-of-stocks resulting from reduced purchases necessitated by the Company's limited borrowing availability. Also, just prior to and immediately after filing the petition under Chapter
11, many suppliers interrupted their shipments of merchandise causing out-of-stock positions on most seasonal merchandise. It took several months to restore inventory levels to acceptable levels.

     In 1992, the Company reported sales of $1,404,302, a decrease of $19,043 or 1.3% from fiscal 1991. 1992 same store sales, on a comparable week-to-week basis, increased 2.5% from
1991. Sales in the first half of fiscal 1992 were negatively affected by credit problems related to the Company's bank facility negotiations and by the significant disruptions associated with the remerchandising of all stores. Sales in the second half of 1992 were positively impacted by the sale of clearance merchandise and stronger promotional sales.

     Sales have been adversely affected over the last three years as a result of new competition. For the stores open in 1993, 15 faced new competitors, compared to 40 in 1992 and 26 in 1991. In 1994, the Company expects to have 6 stores facing new competition. Also, the Company believes the soft and uncertain economy had a negative impact on the sales results for the sales in 1992 and 1991.

     Inflation has had little effect on the Company's operations in the last three years.

Costs and Expenses

     In 1993, the cost of sales as a percent of sales decreased 3.5% from the 1992 percent to sales. This was due to (1) decreased markdowns resulting in a decrease in the cost of sales rate of 1.6%, (2) higher markup decreasing the rate by 1.5%, and (3) lower shrinkage resulting in a decrease of the rate by 1.1%. These improvements were offset somewhat by increases in the freight costs. The Company took proactive measures in 1993 to reduce the shrinkage to a normal rate. Some of these measures included strengthening the Company's loss prevention department, implementing systems that automatically calculate markdowns, establishing a shrink incentive program for the stores, and implementing stronger store front-end controls.

     In 1992, the cost of sales as a percent of sales increased 6.4% over the 1991 percent to sales. This was due primarily to higher clearance markdowns taken during the year to liquidate old and discontinued hardlines inventory and seasonal apparel, resulting in an increase of 2.6% in the cost of sales rate. Lower markup caused an increase to the 1992 cost of sales rate of 1.5%. Higher inventory shrinkage increased the cost of sales rate by 1.3% over the 1991 percent to sales. The Company believes that this increase in shrinkage was caused primarily by the disruptions in the stores due to the remerchandising in the first half of 1992 and the large volumes of clearance markdowns taken in the second half of 1992, and by higher internal and external theft. Finally, the cost of sales rate in 1992 increased by .8% due to a higher LIFO charge.

     In 1991, the Company developed and used internal price indices instead of the inflation index provided by the Bureau of Labor Statistics. The 1991 pre-tax LIFO provision included in cost of sales (a credit of $10,323) would have been a charge of $11,105 if the accounting change had not been made; therefore, the accounting change had the effect of decreasing cost of sales by $21,428. The net loss for 1991 would have been $44,732 if the change in accounting method had not been made. A decrease in mark-up in 1991 resulting from lowering competitive prices was more than offset by a decrease in markdowns as a percent to sales.

     Selling, general and administrative expenses as a percent of sales were 23.4% in 1993, 22.1% in 1992, and 22.8% in 1991. The increase in 1993 is largely attributable to the decline in 1993 sales.

     As part of its business plan, the Company decided to close 43 stores in January of 1994 and recognized an expense of $39,500 associated with these closings. Additionally, the
Company recognized a $13,026 benefit associated with the anticipated rejection of closed store leases on stores already closed. A net reorganization expense of $39,138 before taxes, relating to these closed stores and other bankruptcy costs, was recorded during 1993.

     In addition, the Company made the decision in the first quarter of 1994 to close approximately 58 stores and realign corporate and administrative costs accordingly. It is expected that a charge of approximately $55,000 relating to these closings will be included in the first quarter of 1994.

     In 1991, a provision of $24,891 was recorded to provide for the costs of closing 15 stores in 1992. In addition, the Company recorded a charge of $9,000 to provide for payroll costs and inventory reductions that were incurred in 1992 as a result of a significant change in the merchandise mix in the stores.

     Interest expense decreased 13% in 1993 due to a decrease in long-term debt outstanding.
Generally, under the Bankruptcy Code, interest on pre-petition claims ceases accruing upon the filing of a petition unless the claims are collateralized by an interest in property with value exceeding the amount of debt. Although no determination has yet been made regarding the value of the property which collateralizes various creditors' claims, the Bankruptcy
Court has ordered the Company to make monthly adequate protection payments which have been booked as interest. The Company is disputing the claims to collateral of its pre-petition long-term debtholders. (See Item 3. Legal Proceedings)
Interest on the DIP facility and
other related DIP fees and expenses were $1,238 in 1993
(0.1% of net sales), and were
included in the reorganization costs. In addition, the Company included in the reorganization costs, a write-off of $4,528 related to unamortized costs of pre-petition debt. Interest expense decreased .3% in 1992 due to a decrease in average short-term debt offset by higher rates on renegotiated long-term senior notes. Interest expense decreased
4.9% in 1991 due to a decrease in average short-term debt outstanding.

Other

     In February 1992, the Financial Accounting Standards
Board (FASB) issued Statement of
Financial Accounting Standards No. 109, "Accounting for
Income Taxes".  Statement 109
requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109 the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Effective the first quarter of 1993, the Company adopted Statement 109. The only effect of adopting Statement 109 was the establishment of a $5,760 current deferred tax liability and a $5,760 non-current deferred tax asset. Under the guidelines provided by APB 11, the Company would have no current or non-current deferred tax liability/asset.

     In 1992, the Company adopted SFAS 106, "Employers' Accounting for Postretirement
Benefits Other Than Pensions," which requires the Company to accrue health insurance benefits over the period in which associates become eligible for such benefits. The cumulative effect of adopting SFAS 106 was a one-time charge of $5,031 (or $.27 per share).

     A write-off of deferred tax assets of $8,970 negatively impacted 1991. This write-off was required so that the Company would not have deferred tax assets greater than the tax carrybacks available. If the Company becomes profitable, the reinstatement of these deferred tax assets will be used to reduce tax expense in future years. Additional tax losses were incurred during 1992; thus the remaining deferred tax assets were consumed with the resulting
NOL which eliminated the need for an additional write-off.

     The Internal Revenue Service (IRS) has completed its examinations of the Company's federal income tax returns for the years 1988 through 1991 and has proposed tax adjustments of $2,882 plus interest and penalties. These adjustments pertain to issues including the timing of deductions for inventory shrinkage accruals, depreciation expense and amortization of movie rental assets. The Company's management and tax counsel believe that certain of the IRS's proposed adjustments are without merit and are vigorously contesting these, and that the ultimate resolution of the proposed adjustments will not have a material effect on the Company's financial position.

Liquidity and Capital Resources

     On September 2, 1993, the Company received a notice of default for failure to make an interest payment due on August 31, 1993 under its primary line of credit facility under the Amended and Restated Loan Agreement dated May 29, 1992. The notice of default demanded payment in full of the $106,000 of outstanding principal and declined to extend any further credit.

     The Chapter 11 filing caused a default under many of the agreements to which the Company is a party. Generally, actions to enforce or otherwise effect the repayment of pre-petition liabilities are stayed while the Company is under the protection of Chapter 11 of the Bankruptcy Code. These liabilities will be resolved as a part of the reorganization proceedings. Additional liabilities subject to similar resolution may arise as a result of claims filed by parties related to the rejection of executory contracts, including expired leases, and for the Bankruptcy Court's determination of allowed claims for contingencies and other disputed amounts.

     On September 6, 1993, the day after the Company filed for Chapter 11, the Company and
G. E. Capital Corporation ("GE Capital") entered into a commitment letter pursuant to which
GE Capital would provide debtor-in-possession post-petition financing to the Company in the form of a two-year revolving credit facility of up to the lesser of (i) 50% of the value of inventory of the Registrant acceptable to GE Capital, less reserves to be established in the discretion of GE Capital or (ii) $125,000. (This two-year credit agreement is hereinafter referred to as the "DIP Facility".)

     On October 14, 1993, the Bankruptcy Court approved the
DIP Facility with certain
restrictions on the borrowing base pending approval of the Company's 1994 business plan by the secured lenders.

     The DIP Facility provides for interest to accrue at a lower rate than the Company's primary pre-petition revolving credit facility. As part of the cash collateral order, the
Company pays the interest on the pre-petition debt monthly in the form of adequate protection payments.

     With the approval of the DIP Facility, the Company's short-term liquidity has improved significantly. The cash requirements for the payment of scheduled principal payments, accrued interest, accounts payable and other liabilities incurred prior to the Chapter 11 filing have in most cases been deferred until a Plan of Reorganization is confirmed by the
Bankruptcy Court. Pre-petition claims of $207,456 were outstanding as of the end of 1993.
In addition, $4,000 of estimated reclamation claims to be paid according to court order are included in current liabilities.

     Rose's management expects the Company to realize positive cash flow from its 1994 operations. The filing under Chapter 11 will protect the Company from its pre-petition creditors while a plan of reorganization is being negotiated. Until such a plan is confirmed by the Bankruptcy Court and consummated, payments on pre-petition debt will not be made
(except as approved by the Bankruptcy Court) and all existing unexpired contracts and leases will be reviewed to determine whether they should be assumed or rejected (subject to
Bankruptcy Court approval). The adequacy of the Company's capital resources and long-term liquidity cannot be determined until a plan of reorganization is developed and confirmed by the Bankruptcy Court.

     The Company's current ratio for 1993, which includes $4,000 of reclamation claims, is
3.32 compared to 1.87 in 1992 and 2.08 in 1991.  In 1993,
cash and cash equivalents decreased
$7,146 compared to increases of $13,441 in 1992 and $4,416 in 1991. The Company's working capital was $173,640 in 1993, $127,515 in 1992, and $182,723 in 1991.  The increase in
working capital in 1993 of $46,125 was primarily due to a reclassification of pre-petition current liabilities to liabilities subject to settlement under reorganization proceedings due to the Chapter 11 filing.

     The fixed charge coverage ratio was 0.00 in 1993, 0.10 in 1992 and 0.80 in 1991. The fixed charge coverage ratio is defined as the sum of net income before taxes, LIFO provision, interest, depreciation, and minimum rent divided by the sum of interest and minimum rent.
The ratio, excluding items that are typically non-recurring such as reorganization costs, reserves for store closings and remerchandising, and the adoption of SFAS 106 was 0.74 in 1993, 0.19 in 1992 and 1.37 in 1991.

     In 1993, $8,373 of cash was provided from operating activities, while $40,071 was provided in 1992 and $16,081 was provided in 1991.
Declining sales, as well as an increased investment in inventory and inventory prepayments contributed to the decline in cash.

     Investing activities used cash of $9,100 in 1993, $9,140 in 1992, and $2,962 in 1991.
The Company invested cash in property and equipment totaling $9,109 in 1993, $9,629 in 1992, and $3,102 in 1991. The 1993 expenditures were primarily for store improvements, remodels and new computer software. The Company closed 45 stores in 1993, closed 15 stores in 1992, and opened three stores and closed 27 in 1991.

     Financing activities used cash of $6,419 in 1993, $17,490 in 1992, and $8,703 in 1991.
The Company made $1,127 of payments on long-term debt in 1993, and $12,000 in 1992. In 1991, the Company reduced its short-term debt by $5,000 through a reduction of inventory levels.
The Board of Directors has suspended dividend payments until future operating profits warrant reinstatement. The Company's debt agreements include a restriction on the payment of cash dividends and the repurchase of stock.

ITEM 8:  CONSOLIDATED FINANCIAL STATEMENTS

      See Consolidated Financial Statements contained elsewhere herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is furnished with respect to each of the members of the Board of Directors of the Registrant as of January 29, 1994:


                                                                                  First Year
                            Principal Occupation During Last Five Years,          Elected A
Name and Age                Directorships in Public Registrants                   Director




Bruce G. Allbright (65)     Retired since 1990; President and Director of Dayton    1990
                            Hudson Corporation (department stores), 1987 until
                            1990; Chairman and Chief Executive Officer of
                            Target Stores (discount stores), 1984 to 1987.  He
                            is a director of TCF Financial, G & K Services,
                            Hannaford Brothers Company, Player's Club
                            International, Shopko and Sportstown, Inc.

Sam Ayoub (75)              Retired since 1985; Senior Executive Vice President     1982
                            and Chief Financial Officer of the Coca-Cola
                            Company, 1981 to 1985.  Mr. Ayoub is a director of
                            Cousins Properties, Inc., and of numerous business,
                            industrial and international trade associations.

Hon. George D. Busbee       Retired since 1992; Partner, King & Spaulding (law      1987
(66)                        firm), Atlanta, GA., 1983-1992.  Mr. Busbee was
                            Governor of the State of Georgia for two consecutive
                            terms (1975-1983) and Chairman of the National
                            Governors' Association (1981-1982).  He has been a
                            member of the President's Export Council (1979-
                            1985) and is a director of Union Camp Corporation
                            and Delta Air Lines.

Marion J. Church (49)       Retired since 1992; Legislative Clerk for North         1994
                            Carolina General Assembly from 1990 to 1992;
                            Executive Director of North Carolina Society to
                            Prevent Blindness from 1990 until 1992.

John T. Church, Sr. (76)    Chairman of the Board, Emeritus.  Mr. Church was        1946
                            Chairman of the Board from 1972 to 1984.

Frank A. Daniels, Jr.       President and Publisher of The News and Observer        1992
(62)                        Publishing Company (newspapers and other
                            publications), Raleigh, NC.  He is Vice
                            Chairman/Chairman Elect of the Associated Press
                            and a director and trustee of certain publishing
                            and educational institutions and associations.




George M. Harvin (47)       Managing Director, The Rosemyr Corporation,             1984
                            Emrose Corporation and H.H.C. Co. (real estate
                            leasing corporations); Vice President of Rose's
                            Stores, Inc., from 1990 to 1993; Secretary from 1987
                            to 1993; District Manager from 1990 to 1992; Vice
                            President Expansion and Real Estate from 1986 to 1990.

Lucius H. Harvin, III       Chairman of the Board since 1984; Chief Executive       1969
(55)                        Officer from 1980 to 1991.

George L. Jones (43)        President and Chief Executive Officer since 1991.       1991
                            Mr. Jones was Executive Vice President, Store
                            Operations, of Target Stores, Division of Dayton
                            Hudson Corporation from 1988 to 1991;
                            Chairman/CEO, Monica Scott, Inc. (speciality stores)
                            from 1987 to November, 1988(a); Senior Vice
                            President, General Merchandise Manager, Target
                            Stores from 1986 to 1987; Vice President Ready to
                            Wear, Target Stores from 1985 to 1986.

James Maynard (54)          Chairman of the Board of Directors of Golden            1989
                            Corral Corporation (restaurants); Chairman and
                            Chief Executive Officer of Investors Management
                            Corporation (diversified holding company).  Mr.
                            Maynard is also a director of BB&T Financial
                            Corporation.

Robert K. Montgomery        Partner, Gibson, Dunn and Crutcher (law firm),          1992
(55)                        Los Angeles, California.  He is a director of
                            Sizzler International, Inc.

Albert N. Whiting (76)      Retired since 1983; Chancellor of North Carolina        1981
                            Central University, Durham, NC, from 1967 to 1983.

__________________

     (a) Monica Scott, Inc., which had remained current in payment of liabilities during his tenure as CEO, later filed for protection under the provisions of Chapter 11, U.S. Bankruptcy Code.

     Mr. Lucius H. Harvin, III (Chairman of the Board) is the brother of George M. Harvin (a
Director); and they are nephews of Marion J. Church (a
Director) and John T. Church. Sr.
(Chairman of the Board Emeritus and a Director). Mr. and Mrs. Church are husband and wife.

     The following information is furnished with respect to each of the executive officers of the Registrant as of January 29, 1994:


Name, Age, Position                                   Business Experience During Past Five Years


Lucius H. Harvin, III (55)                             Chairman of the Board since March 12, 1984.
Chairman of the Board                                  Chief Executive Officer from January 1, 1980 to
                                                       July 25, 1991.  He is Chairman of the Executive
                                                       Committee and of the Nominating Committee and a
                                                       member of the Advisory Committee of the Profit
                                                       Sharing Plan and the Variable Investment Plan.

George L. Jones (43)                                   Elected President and Chief Executive Officer
President and Chief                                    July 26, 1991; He is a member of the
Executive Officer                                      Company's Executive Committee. Executive Vice
                                                       President, Store Operations, of Target
                                                       Stores, Division of Dayton Hudson Corporation
                                                       from 1988 to 1991. Chairman and Chief
                                                       Executive Officer, Monica Scott, Inc. from
                                                       1987 to 1988.

R. Edward Anderson (44)                                Appointed Executive Vice President October
Executive Vice President,                              19, 1992; Appointed Chief Financial Officer
Chief Financial Officer                                January 12, 1990; Senior Vice President,
                                                       Systems and Accounting since May 28, 1986.


Kevin Freeman (43)                                     Appointed Executive Vice President October
Executive Vice President,                              19, 1992; Senior Vice President Store
Store Operations                                       Operations September 16, 1991 to October 18,
                                                       1992;  Regional Senior Vice President, Target
                                                       Stores from 1989 to 1991; Regional Vice
                                                       President, Merchandise Manager, Target
                                                       Stores, from 1985 to 1989.

Rob Gruen (44)                                         Appointed November 25, 1992; Vice President
Senior Vice President,                                 General Merchandise Manager November 18, 1991
Merchandising                                          to November 24, 1992;  Merchandise Manager,
                                                       Dayton Hudson, Target Stores Division, 1982
                                                       to 1989;  Division Merchandise Manager,
                                                       Department Stores Division of Dayton Hudson,
                                                       Childrens Apparel and Toys from 1989 to
                                                       November 1991.

George T. Blackburn, II (43)                           Elected Secretary February 17, 1993;
Vice President,                                        Appointed Vice President, General Counsel
General Counsel and                                    April 19, 1991; formerly Partner of Perry,
Secretary                                              Kittrell, Blackburn & Blackburn law
                                                       firm for the relevant period preceding April
                                                       19, 1991.


John Freise (48)                                       Appointed January 9, 1992; Operations
Zone Vice President,                                   Special Assignment from November 26, 1991 to
Operations                                             January 22, 1992;  Target Stores District
(Held position until                                   Manager from June 1983 to November 1991.
April 19, 1994)



Barry L. Gouge (47)                                    Appointed July 12, 1993; Vice President,
Vice President,                                        Marketing from January 3, 1992 to July 11,
General Merchandise                                    1993; McCrory Stores, York, PA; Senior
Manager - Hardlines B                                  Vice President Marketing from August 1987 to
                                                       December 1991.

M. Jane Hill (41)                                      Appointed November 9, 1992; Senior Manager,
Vice President,                                        Merchandise Presentation, March 1991 through
Merchandise Planning                                   November 1992; Senior Project Manager,
and Control                                            Merchandise, Accounting and Replenishment
(Held position until                                   Systems (M.A.R.S. Project), August 1990
April 7, 1994)                                         through March 1991; Project Manager,
                                                       Merchandise Administration and Replenishment
                                                       Systems, June 1987 through August 1990.

Kathy M. Hurley (47)                                   Appointed November 30, 1992; D & L Venture
Vice President,                                        Corp., Divisional Merchandise Manager,
General Merchandise                                    Sportswear, May 1991 through November 1992;
Manager - Softlines                                    Lane Bryant, Divisional Merchandise Manager,
                                                       Intimate Apparel, May 1990 through March
                                                       1991;  Hecks, Inc., Executive Vice President,
                                                       General Merchandise Manager, August 1987
                                                       through March 1990;  Service Merchandise,
                                                       Inc., Senior Vice President General
                                                       Merchandise Manager, Apparel, April 1986
                                                       through July 1987.

Shelia R. Moffitt (44)                                 Appointed August 13, 1993; Marketing Director
Vice President,                                        from November 1992 to August 1993; Vice
Marketing                                              President Advertising of a subsidiary of
                                                       Fishers Big Wheel, Inc. from July 1991 to
                                                       November 1992; Vice President Advertising and
                                                       Sales Promotion of a subsidiary of Amcena
                                                       Corporation from February 1987 to January
                                                       1991.


Robert Morgan (34)                                     Appointed December 15, 1993; Vice President
Vice President,                                        of Organizational Development and Associate
Human Resources                                        Relations, February 8, 1993; Director,
(Resigned March 4, 1994)                               Organizational Development and Human
                                                       Resources 1992 through February 1993; Senior
                                                       Manager, Training and Development, 1990
                                                       through 1992; Senior Manager, Compensation,
                                                       1989 through 1990; Labor and Relations
                                                       Manager, 1985 through 1989.

D. L. Overby (43)                                      Appointed September 16, 1991; Senior Vice
Vice President,                                        President Operations from January 1,
Operations Administration                              1991 to September 1991; Regional Vice
                                                       President Operations from January 30, 1989 to
                                                       December 1990.  (Appointed Vice President,
                                                       Distribution on April 4, 1994)

Howard Parge (47)                                      Appointed March 9, 1992; Target Stores,
Zone Vice President,                                   District Manager, 1989 through 1991; Regional
Operations                                             Merchandiser, 1988 through 1989.




Jeanette R. Peters (38)                                Appointed April 24, 1991; Senior Manager
Vice President and                                     Financial Analysis for the relevant period
Controller                                             preceding April 24, 1991.

Len Priode (50)                                        Appointed May 23, 1988; Operating Vice
Vice President,                                        President, Caldor (a Division of May
Information Services                                   Department Stores) from September 14, 1985 to
(Resigned March 4, 1994)                               May 21, 1988.

D. Carey Pylant (44)                                   Appointed May 17, 1993; Regional Asset
Vice President,                                        Protection Director of Target Stores from
Assets Protection                                      June 1987 to May 1993.

Bob Sasser (42)                                        Appointed January 12, 1990; Vice President
Vice President,                                        General Merchandise Manager of Home General
General Merchandise                                    Furnishings and Housewares from May 15, 1988
Manager - Hardlines A                                  to January 12, 1990.
(Resigned March 4, 1994)

J. Michael Shuster (41)                                Appointed April 24, 1991; Vice President and
Vice President,                                        Controller from May 23, 1990 to April 24,
Distribution                                           1991; Controller from August 28, 1986 to May
(Resigned March 11, 1994)                              23, 1990.

William E. Triplett, III (40)                          Appointed May 23, 1990; Assistant
Treasurer                                              Treasurer from January 30, 1987 to May 23,
                                                       1990.

Roger C. Trivette (55)                                 Appointed November 7, 1988; Director of
Vice President,                                        Design and Construction from March 6,
Construction and                                       1986 through November 7, 1988.
Maintenance


     Officers of the Registrant are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

Section 16(a) Reporting

     The Registrant believes that all executive officers and directors of the Registrant and all other persons known by the Registrant to be subject to
Section 16 of the Securities Exchange Act of 1934, filed all reports required to be filed during fiscal year 1993 under Section 16(a) of that Act on a timely basis. The Registrant's belief is based solely on its review of Forms 3, 4 and 5 and amendments thereto furnished to the Registrant during, and with respect to, its most recent fiscal year by persons known to be subject to Section 16.

ITEM 11:  EXECUTIVE COMPENSATION

Cash And Other Compensation

     The following table sets forth all the cash compensation paid or to be paid by the Registrant, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chairman of the Board, the Chief Executive
Officer, and the three other highest paid executive officers of the Registrant for fiscal year 1993 in all capacities in which they served:




                        Summary Compensation Table

                                                              Long-Term Compensation

                            Annual Compensation               Awards            Payouts
    (a)         (b)       (c)        (d)       (e)          (f)       (g)      (h)          (i)
                                            Other                                        All Other
Name and                                    Annual     Restricted Options/    LTIP        Compen-
Principal               Salary      Bonus    Compen-      Stock      SARs    Payouts      sation
Position       Year     ($)(1)      ($)     sation (2)  Awards ($)   (#)        ($)       ($)(3)


George L.       1993    700,000    833,333(4)   4,487        -         -         -         7,570
Jones           1992    716,181    833,333(4)   4,081        -         -         -         9,313
President and   1991    355,385(6) 416,666(4)     165        -         -         -         2,384
Chief Executive
Officer

Lucius H.       1993    350,000       -         3,142        -         -       62,952      7,570
Harvin, III     1992    356,850       -           844        -       40,000      -        17,621
Chairman of     1991    275,000       -         4,505        -         -       25,785     30,449
the Board

Kevin Freeman   1993    267,462       -        11,173        -       23,750      -         6,900
Executive Vice  1992    264,129     75,000(5)   1,969        -       40,000      -        16,591
President of    1991     91,346(6)  91,375(5)     221        -       50,000      -         1,276
Store Operations

R. Edward       1993    265,923       -         7,383        -       12,750    29,806      6,900
Anderson        1992    251,168     29,000      1,296        -       40,000      -        16,591
Executive Vice  1991    177,865     73,861      3,511        -       50,000    11,310     10,617
President and
Chief Financial
Officer

Robert P.       1993    220,462       -         9,783        -       10,000      -         6,897
Gruen           1992    165,655     17,000      3,852        -       40,000      -         8,776
Senior Vice     1991     26,923(6)   2,423       -           -         -         -          -
President of
Merchandising
_____________


     (1) 1993 Salary represents 52 weeks of base salary. 1992 Salary represents 53 weeks of base salary. 1991 Salary represents 52 weeks of base salary.
     (2) "Other Annual Compensation" consists of tax gross-ups on medical expense reimbursements, and in 1991 also included earnings on LTIP compensation.
     (3) "All Other Compensation" includes payments by the Registrant for the following:




              Name     Automobile Allowance   Profit Sharing Plan
              Jones            $6,198                  $1,372
              Harvin           $6,198                  $1,372
              Freeman          $5,528                  $1,372
              Anderson         $5,528                  $1,372
              Gruen            $5,528                  $1,369

     (4) Bonus awards to George L. Jones represent prorated amounts from bonus agreement incident to initial employment with the Registrant and does not represent bonus awards determined during the fiscal year. Amounts shown are not payable until 1994.
     (5) Bonus awards to Kevin Freeman represent prorated amounts from bonus agreement incident to initial employment with the Registrant and does not represent bonus awards determined during the fiscal year.
     (6)  Messrs. Jones, Freeman, and Gruen joined the
Registrant in 1991.

Stock Options Granted During Fiscal Year

     The following table sets forth information about the stock options granted to the named executive officers of the Registrant during fiscal year 1993. No stock appreciation rights were granted to the named executive officers during fiscal year 1993.



                               Option Grants In Last Fiscal Year

                                      Individual Grants


                                      % of Total                              Potential Realized
                                       Options                                     Value
                                       Granted                                   at Assumed
                                         to                                     Annual Rates
                                      Employees                                of Stock Price
                      Options            in        Exercise or                 Appreciation for
                      Granted          Fiscal      Base Price   Expiration          Option
     Name             (#)(1)           Year(2)      ($/Sh)         Date            Term (3)

                                                                                 5%       10%

George L. Jones          -                -           -                           -        -
Lucius H. Harvin, III    -                -           -                           -        -
Kevin Freeman         10,000             3.9%       $5.00      April 1, 2003    29,409   76,445
                      13,750             5.4%       $5.00      June 1, 2003     34,838   96,196
R. Edward Anderson    10,000             3.9%       $5.00      April 1, 2003    29,409   76,445
                       2,750             1.0%       $5.00      June 1, 2003      6,968   19,239
Robert P. Gruen       10,000             3.9%       $5.00      April 1, 2003    29,409   76,445

____________

(1) Options to purchase the above listed number of shares of the Registrant's Non-Voting Class B Stock for $5.00 a share.
        Options expiring on April 1, 2003 vest and become receivable on April 1, 1995. Options expiring on June 1, 2003 vest and become receivable on June 1, 1994.

(2) Options to acquire an aggregate of 256,250 shares of Common Stock of the Registrant were granted to all employees during fiscal year
        1993.  Options to acquire an
        additional 50,000 shares of Common Stock were granted to nonemployee directors of the Registrant during fiscal year 1993.

(3) The potential realizable value of the options reported above was calculated by assuming
        5% and 10% annual rates or appreciation of the Common Stock of the Company from the date of grant of the options until the expiration of the options. These assumed annual rates of appreciation were used in compliance with the rules of the Securities and Exchange Commission and are not intended to forecast future price appreciation of the
        Common Stock of the Company. The Company chose not to report the present value of the options because the Company does not believe any formula will determine with reasonable accuracy a present value because of unknown or volatile factors. The actual value realized from the options could be substantially higher or lower than the values reported above, depending upon the future appreciation or depreciation of the Common
        Stock during the option period and the timing of exercise of the options.


Stock Options Exercised During Fiscal Year and Year End Values of
Unexercised Options

     The following table sets forth information about unexercised stock options and stock appreciation rights by the named executive officers of the Registrant during fiscal year 1993.
No stock options or stock appreciation rights were exercised by the named executive officers during fiscal year 1993.



        Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                        Shares              Number of Unexercised   Value of Unexercised
                       Acquired               Options/SARs at       In-the-Money Options
                         on        Value         FY-End(#)             at FY-End($)
                      Exercise    Realized      Exercisable/           Exercisable/
 Name                   (#)         ($)         Unexercisable         Unexercisable(1)


George L. Jones           -         -            -   /200,000              -
Lucius H. Harvin, III     -         -            -    /40,000              -
Kevin Freeman             -         -           50,000/63,750              -
R. Edward Anderson        -         -           50,000/52,750              -
Robert P. Gruen           -         -           27,500/62,500              -

____________
(1)     All options were out of the money at fiscal year end.


Employment Contracts, Termination Of Employment And Change-In-Control
Arrangements

     The Registrant has an employment contract with George
L. Jones which provides for his
active employment for three years, through July 24, 1994. This contract was negotiated with
Mr. Jones prior to his initial employment by the Registrant and became effective on July 25, 1991. All sums required to be paid under the contract are shown on a prorated basis per year in the summary compensation table above for the years to date. The bonus amount, shown on a prorated annual basis in column (d) of the summary compensation table, is payable upon the first to occur of (i) the third anniversary of the effective date of the agreement, (ii) the date on which the price of the Registrant's Non-Voting Class B Stock is quoted at a price per share of $15.50 on the NASDAQ system, or (iii) termination of employment by reason of death, permanent disability, discharge without cause, liquidation of substantially all of the assets of the Registrant, resignation resulting from default by the Registrant in its covenants under the agreement, or a change in control of the Registrant as defined in the agreement. In lieu of the bonus, or any part thereof, Mr. Jones has the option under the employment agreement and a Tandem Stock Option Agreement to purchase up to 200,000 shares of the Class B Non-Voting
Stock of the Registrant at a price of $3.00 per share exercisable upon the first to occur of the bonus vesting events listed above.

      The Registrant maintains a severance program authorized by the Bankruptcy Court on April
1, 1994, replacing prior individual agreements with each of Messrs. Freeman, Anderson and Gruen providing for the payment of certain benefits upon the cessation of employment of each such officer. Under this program, these officers would be eligible to receive up to 18 months base salary, up to one-half of such amount being paid in installments which would cease upon re-employment. Each such officer would also be entitled to (i) reimbursement for reasonable expenses incurred to obtain re-employment, not to exceed ten thousand dollars ($10,000) and
(ii) continued medical, dental and disability coverage under existing Company plans for a period of three months following cessation of employment. Benefits under the program would be payable for cessation of employment by reason of: elimination of the employee's position unless offered a comparable or better position with the Company, termination of employment other than for misconduct as defined in the program, or constructive or voluntary termination due to a material reduction in salary or due to a material change in job responsibilities, termination on account of permanent disability, or termination due to liquidation of the Company. As of the date hereof no severance programs or agreements have been authorized by the Bankruptcy
Court with respect to Messrs. Harvin or Jones.

      Other senior vice presidents of the Company are eligible for the same benefits as those described for Messrs. Freeman, Anderson and Gruen. Other executive officers of the Company are eligible for up to twelve (12) months base salary, a maximum of $7,500 for re-employment expense reimbursement and three months continued coverage under medical, dental and disability plans.

Compensation of Directors

     Directors who are officers of the Registrant receive no additional compensation for service on the Board of Directors or committees. Directors who are not officers are paid
$8,000.00 per year as retainer, plus $1,000.00 for each meeting of the Directors attended and for each committee meeting held on a day other than the date of a meeting of the Board of Directors, and reimbursement for their actual travel expenses. Directors who are not officers are paid $500.00 a day for each committee meeting held on the same day as a meeting of the Board of Directors and $250.00 for each telephone conference meeting. Committee members are reimbursed for their actual travel expenses. In addition, outside directors receive options to purchase 5,000 shares of the Non-Voting Class B Stock of the Registrant at a purchase price of the greater fair market value on the date of award or $5.00 on award dates occurring every two years up to a maximum of 15,000 shares per outside director.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Registrant during the fiscal year ended January 29, 1994 was composed of Messrs. Busbee (Chairman), Allbright, Maynard, and Montgomery. None of the members of the Compensation Committee were officers or employees of the Registrant during the last fiscal year or in prior fiscal years. Mr. Maynard is Chairman of the Golden Corral
Corporation ("Golden Corral"). Golden Corral leases certain restaurant facilities from The
Rosemyr Corporation and from Emrose Corporation, two corporations affiliated with certain directors and executive officers of the Registrant. See
Item 13 "Certain Relationships and
Related Transactions" below. Golden Corral paid said corporations a total of $234,832 under these leases during the past fiscal year of the Registrant.

     Until April 16, 1993, Lucius H. Harvin, III, Chairman of the Board of the Registrant, served as a director of Wachovia Corporation of North
Carolina and Wachovia Bank of North
Carolina, N.A. (collectively "Wachovia"). No executive officer of Wachovia served on the Compensation Committee or the Board of Directors of the Registrant during the last fiscal year.
Except for Mr. Harvin's service as a director of Wachovia, none of the executive officers of the Registrant served as a member of the board of directors or as a member of the compensation committee of another entity during the last fiscal year.
Consequently, there are no
interlocking relationships between the Registrant and other entities that might affect the determination of the compensation of the Directors and executive officers of the Registrant.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the only stockholders known to the Registrant to be the beneficial owners, as of January 29, 1994, of more than five percent (5%) of the
Voting Common Stock of the Registrant:

                              Amount and Nature of
                              Beneficial Ownership
Name and Address                     (1)                Percent of Class

Emma H. Currigan
  P.O. Drawer 947                 254,000 (D)                    3.1%
  Henderson, NC  27536            173,836 (B)                    2.1%

George M. Harvin
  P.O. Drawer 947                 473,562 (D)                    5.7%
  Henderson, NC  27536            176,618 (B)                    2.1%

Lucius H. Harvin, III
  P.O. Drawer 947                 437,224 (D)                    5.3%
  Henderson, NC  27536            174,324 (B)                    2.1%

Rose Harvin
  P.O. Drawer 947                 279,784 (D)                    3.4%
  Henderson, NC  27536            173,836 (B)                    2.1%
_____________________
Footnotes:

(D)  Shares held by direct ownership
(B) Shares which may be deemed by the SEC to be beneficially owned but as to which the listed person may have disclaimed beneficial ownership.
(1) Includes 695,344 (8.4%) shares of Voting Common Stock beneficially attributed in the table to Emma H. Currigan, George M. Harvin, Lucius H. Harvin, III and Rose Harvin (173,836 shares of Voting Common
Stock respectively to each person) who exercise sole voting control and shared investment power to such shares, but does not separately attribute such shares to Mrs. L. H. Harvin, Jr. who shares investment power as to all such shares.

     The table below gives the indicated information as to both classes of equity securities of the Registrant beneficially owned by each director, nominee, the chief executive officer and the four other most highly compensated executive officers, and, as a group, by such person and other executive officers:



                                                           Non-Voting
                               Voting Common   Percent      Class B      Percent
       Name                      Stock (a)     of Class     Stock (a)    of Class

Bruce G. Allbright                5,500           *             -           *

Sam Ayoub                         6,000           *             -           *

George D. Busbee                    250           *             -           *

John T. Church, Sr              217,256          2.6%        33,547         *

Marion J. Church                    500           *             -           *

Frank A. Daniels, Jr              3,000           *          10,000         *

George M. Harvin                650,180          7.9%       181,362        1.7%

Lucius H. Harvin, III           611,548          7.4%       453,536        4.3%

George L. Jones                  10,000           *           5,000         *

James H. Maynard                  3,000           *             -           *

Robert K. Montgomery                -             *             -           *

Albert N. Whiting                   450           *             -           *

R. Edward Anderson                  900           *          30,397         *

Kevin Freeman                       -             *           5,000         *

Robert P. Gruen                     -             *          10,000         *

All of the above and other
executive officers as a
group (31) persons            2,087,618         25.3%     1,401,558       13.4%


_______________________

Footnotes:
*    Less than 1% of outstanding shares.
(a) The following shares are not included in the figures for beneficial ownership by individual directors and executive officers but are included in the total figure for all directors, nominees and executive officers as a group: 229,626 shares of Non-Voting Class B Stock held in the Registrant's Variable Investment Plan; the 579,024 shares of Voting Common Stock shown in the table of principal holders of voting securities of the Registrant which are beneficially attributed as a group to John T. Church, Sr., Lucius H. Harvin, III and
George T. Blackburn, II, Trustees and 409,302 shares of Non-Voting
Class B Stock attributable to the same persons as trustees.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     John T. Church, Sr. retired as a full-time employee of the Registrant on December 31,
1982. The Registrant entered into a Consultation Agreement with Mr. Church at that time.
Under an extension of the agreement, Mr. Church was paid
$52,500 during the fiscal year
which ended January 29, 1994.

     Pursuant to existing leases, during the past fiscal year the Registrant paid The
Rosemyr Corporation ("Rosemyr") $213,809 as rent for its store building in Morganton
Shopping Center, Morganton, N.C.; $312,779 for its store building in Newmarket Plaza
Shopping Center, Newport News, Va. (Rosemyr owns a 31.5% interest); $4,838 in rent for office space in Henderson, N.C.; and $11,700 for parking facilities in Henderson, N.C.
The Registrant leases a store in Nags Head, N.C. (Rosemyr owns a 95% interest). Rental under the lease during the past fiscal year was $151,875. The Registrant leased a store in Tryon Hills Shopping Center, Raleigh, N.C. in which Rosemyr owns a 36/60ths interest.
Rental under the lease during the past fiscal year was $21,000. Eighty percent (80%) of the stock of Rosemyr is owned by Mrs. L.H. Harvin, Jr. and her children and by the Estate and trusts of the late Emma Rose Church, whose beneficiaries are Mr. John T. Church, Sr.
(Director of the Registrant), Mrs. E.C. Bacon and Mr. John
T. Church, Jr.  During the past
fiscal year, the Registrant paid Emrose Corporation ("Emrose") under pre-existing leases
$24,828 in rent for office space in Henderson, N.C. and $12,014 for lease of storage facilities. Also during the past fiscal year, the Registrant paid Arrowhead Plaza Limited
Partnership (a partnership in which Emrose owns a 51% interest) $12,487 in rent for a store in Arrowhead Plaza Shopping Center in Norfolk, Virginia. Emrose is owned by Mrs.
L.H. Harvin, Jr. and Mr. John T. Church, Sr., Mrs. E.C. Bacon and Mr. John T. Church, Jr.
Messrs. John T. Church, Sr. and George M. Harvin, who are directors of the Registrant, are executive officers of Rosemyr and Emrose. The Registrant also paid H.H.C. Co., Inc.
("H.H.C.") $142,298 in rent during the past fiscal year for a store building in High
Point, N.C. Mrs. L.H. Harvin, Jr. and Mr. John T. Church, Sr. own 61% of the stock of H.H.C. Golden Corral Corporation ("Golden Corral") leases certain restaurant facilities from Rosemyr and from Emrose. Golden Corral paid said corporations a total of $234,832 under these leases. James H. Maynard (a Director of the Corporation) is Chairman of
Golden Corral.

    In the opinion of Management, all of the foregoing leases and other transactions are competitive, and the rents paid approximate the rate of rent paid by the Registrant to independent landlords under leases for comparable property negotiated at comparable times, and represent the fair market value for comparable transactions.

PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



(a)  1.  FINANCIAL STATEMENTS

         Independent Auditors' Report

         Consolidated Statements of Operations for the years ended January 29, 1994; January 30, 1993 and
         January 25, 1992

         Consolidated Balance Sheets - January 29, 1994 and
         January 30, 1993

         Consolidated Statements of Stockholders' Equity for the years ended January 29, 1994; January 30, 1993 and
         January 25, 1992

         Consolidated Statements of Cash Flows for the years ended January 29, 1994; January 30, 1993 and January 25, 1992

         Notes to the Financial Statements

     2.  FINANCIAL STATEMENT SCHEDULES

         Independent Auditors' Report

         Schedule X - Supplementary Income Statement Information

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

     3.  EXHIBITS

  Exhibit
    No.                                                           Page


   10.1      The Registrant's Equity Compensation Plan            Incorporated
             (incorporated by reference to the identified         by reference
             exhibit under the Registrant's Quarterly
             Report on Form 10-Q for its fiscal quarter ended October 26, 1991)

   10.2      First Amendment to Equity Compensation Plan          Incorporated
             (incorporated by reference to the identified         by reference
             exhibit under the Registrant's Annual Report
             on Form 10-K for its fiscal year ended January 30,
             1993)

   10.3      Second Amendment to Equity Compensation Plan         Incorporated
             (incorporated by reference to the identified         by reference
             exhibit under the Registrant's Annual Report
             on Form 10-K for its fiscal year ended January 30,
             1993)

   10.4      The Registrant's Variable Investment Plan            P
             (the "Plan"), as amended and restated
             effective January 1, 1989.

   10.5      The Registrant's Employment Agreement with           Incorporated
             George L. Jones (incorporated by reference           by reference
             to Exhibit 19 to Registrant's Quarterly
             Report on Form 10-Q for the Quarter Ended
             October 26, 1991 dated December 9, 1991).

   10.6      Loan Agreement dated September 20, 1993              Incorporated
             between the Registrant and General                   by reference
             Electric Capital Corporation
             (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-K dated September 20, 1993).

   10.7      The Registrant's Severance Program, as               P
             adopted effective March 24, 1994 pursuant to order of the Bankruptcy Court presiding over the Registrant's proceeding under chapter
             11 of Title 11 of the United States Code (the
             "Court")

   10.8      The Registrant's obligations with respect to         P
             the compensation of its officers and directors as specified in the following orders of the Court:

             (a)  Order Authorizing Compensation of Senior
                  Vice Presidents (dated November 18, 1993)

             (b)  Order Authorizing Compensation of
                  Executive Vice Presidents (dated November
                  18, 1993)

             (c)  Order Authorizing Compensation of Vice
                  Presidents and Treasurer (dated November
                  18, 1993)

             (d)  Order Authorizing Compensation of George
                  L. Jones (dated November 18, 1993)

             (e) Order Continuing Compensation of Chairman of the Board of Directors Pending Hearing
                  (dated November 18, 1993)

             (f) Order Authorizing Payment of Compensation to Directors (dated November 18, 1993)

   23.       Consent of Independent Certified Public Accountants  P

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed by registrant during the last quarter of the period covered by this report.

                 INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Rose's Stores, Inc.:


Under date of April 4, 1994, we reported on the consolidated balance sheets of Rose's
Stores, Inc., Debtor-in-Possession (the Company), as of January 29, 1994 and January
30, 1993 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended January 29, 1994, contained elsewhere herein. Our report included an explanatory paragraph discussing the Company's voluntary filing for reorganization under Chapter 11 of the United
States Bankruptcy Code. Our report also included an additional explanatory paragraph indicating that the Company adopted Statement of Financial Accounting Standards No.
106 in 1992 and changed its method of determining retail price indices used in the valuation of LIFO inventories in 1991. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                  Raleigh, North Carolina
KPMG Peat Marwick
April 4, 1994

                          ROSE'S STORES, INC.

      SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


        Column A                             Column B
          Item                 Charged to Costs and Expenses, Years Ended:

                                   1-29-94         1-30-93          1-25-92

Maintenance and Repairs        $ 9,074,590      10,099,509        8,956,703
Taxes, Other than Payroll and
   Income Taxes                  5,995,125       6,149,938        6,235,483
Advertising Costs               30,870,842      32,022,144       34,084,177

MANAGEMENT'S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

January 29, 1994

       The consolidated financial statements on the following pages have been prepared by management in conformity with generally accepted accounting principles. Management is responsible for the reliability and fairness of the financial statements and other financial information included herein.
       To meet its responsibilities with respect to financial information, management maintains and enforces internal accounting policies, procedures and controls which are designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. Management believes that the
Company's accounting controls provide reasonable, but not absolute, assurance that errors or irregularities which could be material to the financial statements are prevented or would be detected within a timely period by Company personnel in the normal course of performing their assigned functions. The concept of reasonable assurance is based on the recognition that the cost of controls should not exceed the expected benefits. Management maintains an internal audit function and an internal control function which are responsible for evaluating the adequacy and application of financial and operating controls and for testing compliance with
Company policies and procedures.
       The responsibility of our independent auditors, KPMG Peat Marwick, is limited to an expression of their opinion on the fairness of the financial statements presented. Their opinion is based on procedures, described in the second paragraph of their report, which include evaluation and testing of controls and procedures sufficient to provide reasonable assurance that the financial statements neither are materially misleading nor contain material errors.
       The Audit Committee of the Board of Directors meets periodically with management, internal auditors and independent auditors to discuss auditing and financial matters and to assure that each is carrying out its responsibilities. The independent auditors have full and free access to the Audit Committee and meet with it, with and without management being present, to discuss the results of their audit and their opinions on the quality of financial reporting.

                                 George L. Jones
                                 President and
                                 Chief Executive Officer


                                 R. Edward Anderson
                                 Executive Vice President,
                                 Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rose's Stores, Inc.:

           We have audited the accompanying consolidated balance sheets of Rose's Stores, Inc., Debtor-in-Possession (the Company), as of January 29, 1994 and January 30, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 29, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rose's
Stores, Inc., Debtor-in-Possession, at
January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended January
29, 1994, in conformity with
generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the
Company will continue as a going concern.  As discussed in
Note 1 to the consolidated financial
statements, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (Bankruptcy Court) on
September 5, 1993. The Chapter 11 filing, the Company's leveraged financial structure, and recurring net losses resulting in the substantial elimination of stockholders' equity, raise substantial doubt about the Company's ability to continue as a going concern. Additionally, as discussed in Note 17 to the consolidated financial statements, on April 4, 1994 the Company announced a first quarter charge aggregating approximately $55 million relating to its plans to close approximately 58 stores during 1994. The Company is currently operating its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court. The continuation of the Company as a going concern is contingent upon, among other things, its ability to (1) formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, (2) achieve satisfactory levels of future profitable operations, (3) maintain adequate financing, and (4) generate sufficient cash from operations to meet future obligations. The consolidated financial statements as of and for the year ended January 29, 1994 do not include any adjustments that might result from the outcome of this uncertainty.

    As discussed in Note 15 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards
No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions," in 1992. As discussed in Note 4 to the consolidated financial statements, the Company changed its method of determining retail price indices used in the valuation of LIFO inventories in 1991.


                                   KPMG Peat Marwick
Raleigh, North Carolina
April 4, 1994

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

                                                            Years Ended
                                              January 29,  January 30,   January 25,
                                                  1994         1993          1992
Revenue:
  Gross sales                                $ 1,245,697     1,404,302     1,423,345
  Leased department sales                         42,474        42,059        42,715
  Net sales                                    1,203,223     1,362,243     1,380,630
  Leased department income                         8,707         9,816        10,198
    Total revenue                              1,211,930     1,372,059     1,390,828
Costs and Expenses:
  Cost of sales (a)                              932,238     1,103,160     1,029,837
  Selling, general and administrative            281,723       300,866       314,971
  Provisions for future store
    closings and remerchandising (b)                -             -           33,891
  Depreciation and amortization                   12,984        13,661        16,730
  Interest                                        12,054        13,881        13,924
    Total costs and expenses                   1,238,999     1,431,568     1,409,353
Loss Before Reorganization Expense,
 Income  Taxes, and Cumulative Effect of
   Accounting Change                             (27,069)      (59,509)      (18,525)
 Reorganization Expense (c)                      (39,138)         -             -
 Loss Before Income Taxes and Cumulative
   Effect of Accounting Change                   (66,207)      (59,509)      (18,525)
Income Taxes (Benefits)
   Current                                          -           (7,599)       (5,325)
   Deferred                                         -            6,650        10,104
    Total                                           -             (949)        4,779
Loss Before Cumulative Effect of
   Accounting Change                             (66,207)      (58,560)      (23,304)
Cumulative Effect of Adopting SFAS 106 (d)          -           (5,031)         -
Net Loss                                     $   (66,207)      (63,591)      (23,304)
Loss Per Share Before Cumulative Effect
   of Accounting Change                      $     (3.53)        (3.14)        (1.25)
Cumulative Effect of Adopting
   SFAS 106 (d)                                     -            (0.27)         -
Loss Per Share                               $     (3.53)        (3.41)        (1.25)

(a) In 1991, the Company changed its method of accounting for LIFO inventories from the use of the inflation index provided by the Bureau of Labor Statistics to an internally generated price index to measure inflation in the retail prices of its merchandise inventories. This change decreased 1991 cost of sales by $21,428 (or $1.15 per share). Net loss would have been $44,732 in 1991 if the change in accounting method had not been made.
(b) The 1991 provision for future store closings and remerchandising represents the anticipated costs of closing approximately 15 stores during fiscal 1992 and costs incurred during fiscal 1992 in the remerchandising of the remaining stores.
(c) On September 5, 1993, the Company filed a voluntary petition in the United States
Bankruptcy Court for the Eastern District of North Carolina seeking to reorganize under
Chapter 11 of the Bankruptcy Code. The consolidated financial Statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all the consequences of the ongoing Chapter 11 reorganization.
     Included in the reorganization expense is a provision of $39,500 for the costs of closing
43 stores in January 1994, as well as the DIP fee amortization and expenses, professional fees and other reorganization costs. Offsetting these expenses is a reversal of prior reserves for closings due to the anticipated rejection of closed store leases.
(d) In 1992, the Company adopted SFAS 106 "Employers' Accounting for Postretirement Benefits
Other Than Pensions," which requires the Company to accrue health insurance benefits over the period in which associates become eligible for such benefits. The cumulative effect of adopting SFAS 106 was a one-time charge of $5,031.

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

                                                                    Years Ended
                                                           January 29,      January 30,
                                                              1994             1993
Assets

 Current Assets
   Cash and cash equivalents                              $   11,955           19,101
   Accounts receivable                                        15,057           13,284
   Inventories                                               203,150          233,042
   Prepaid merchandise                                        10,757             -
   Other current assets                                        7,457            9,297
     Total current assets                                    248,376          274,724
 Property and Equipment, at cost,
      Less accumulated depreciation and amortization          50,234           58,270

 Deferred tax benefits                                         6,447             -
 Other Assets                                                  3,048            4,046
                                                           $ 308,105          337,040
Liabilities and Stockholders' Equity

 Current Liabilities
   Reclamation claims                                      $   4,000             -
   Current installments of long-term debt                       -              16,600
   Current maturities of capital lease obligations             2,374            2,402
   Bank drafts outstanding                                      -               3,128
   Accounts payable                                           35,507           89,512
   Federal and state income taxes                               -              (6,558)
   Accrued salaries and wages                                 12,295           14,182
   Reserve for store closings and remerchandising               -               6,000
   Deferred tax liabilities                                    6,447             -
   Other current liabilities                                  14,113           21,943
     Total current liabilities                                74,736          147,209

 Liabilities Subject to Settlement Under
    Reorganization Proceedings                               207,456             -

 Long-term Debt                                                 -              73,900
 Capital Lease Obligations                                     1,907            4,237
 Reserve for Future Store Closings                              -              20,743
 Deferred Income                                               2,296            3,546
 Accumulated Postretirement Benefit Obligation                 5,614            5,296
 Stockholders' Equity
      Voting common stock
           Authorized 30,000 shares; issued 10,800 shares      2,250            2,250
      Non-voting Class B stock
           Authorized 30,000 shares; issued 12,659 shares     18,795           19,017
      Paid-in capital-stock warrants                           2,700            2,700
      Retained earnings                                       10,969           77,176
                                                              34,714          101,143
      Less cost of stock held in treasury                    (18,618)         (19,034)

               Total stockholders' equity                     16,096           82,109

                                                           $ 308,105          337,040


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)






                                         Voting          Non-Voting                              Treasury Stock
                                      Common Stock     Class B Stock
                                                                         Paid-In
                                                                      Capital-Stock   Retained
                                   Shares    Amount   Shares  Amount     Warrants     Earnings   Shares    Amount





Balance January 26, 1991         10,800      $2,250   12,659 $19,209         -        $164,071  (4,859)   $(19,562)
Net loss for fiscal year 1991                                                          (23,304)
Other                                                             70                                (7)        (14)
Balance January 25, 1992         10,800       2,250   12,659  19,279         -         140,767  (4,866)    (19,576)
Net loss for fiscal year 1992                                                          (63,591)
Issuance of stock warrants                                                 2,700
Other                                                           (262)                               91         542
Balance January 30, 1993         10,800       2,250   12,659  19,017       2,700        77,176  (4,775)    (19,034)
Net loss for fiscal year 1993                                                          (66,207)
Other                                                           (222)                               74         416
Balance January 29, 1994         10,800      $2,250   12,659 $18,795      $2,700       $10,969  (4,701)   $(18,618)


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                        Years Ended
                                                          January 29,  January 30,  January 25,
                                                              1994         1993         1992
Cash flows from operating activities:
Net loss                                                   $  (66,207)    (63,591)     (23,304)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                12,984      13,661       16,730
  (Gain) loss on disposal of property and equipment                98        (243)          75
  Deferred income taxes                                          -          6,650       10,104
  LIFO expense (credit)                                           179         186      (10,323)
  Write off of deferred financing costs                         4,528         -           -
  Provision for closed stores and remerchandising              26,474         -         33,891
  Cumulative effect of adopting SFAS 106                          -         5,031         -
Cash provided by (used in) assets and liabilities:
  (Increase) decrease in accounts receivable                   (1,773)      1,554       (2,724)
  (Increase) decrease in prepaid merchandise                  (10,757)        -           -
  (Increase) decrease in inventories                          (13,948)     78,167       33,980
  (Increase) decrease in other current and non-current
    assets                                                        859      (2,564)      (2,345)
  Increase (decrease) in accounts payable                      35,051      19,555      (24,612)
  Increase (decrease) in accrued expenses and
    other liabilities                                             724       2,216       (1,549)
  Increase (decrease) in federal and state income
    taxes payable                                               8,005      (1,146)      (4,230)
  Increase (decrease) in reserve for future store
    closings and remerchandising                               13,088     (17,799)      (7,941)
  Increase (decrease) in deferred income                       (1,250)     (1,882)      (1,728)
  Increase (decrease) in accumulated postretirement
    benefit obligation                                            318         265         -
  Other                                                          -             11           57
Net cash provided by operating activities                       8,373      40,071       16,081
Cash flows from investing activities:
  Purchases of property and equipment                          (9,109)     (9,629)      (3,102)
  Proceeds from disposal of property and equipment                  9         489          140
Net cash used in investing activities                          (9,100)     (9,140)      (2,962)
Cash flows from financing activities:
  Net activity on lines of credit                                -           -          (5,000)
  Payments on long-term debt                                   (1,127)    (12,000)        -
  Principal payments on capital lease obligations              (2,358)     (2,337)      (3,446)
  Increase (decrease) in bank drafts outstanding               (3,128)     (3,422)        (257)
  Other                                                           194         269         -
 Net cash (used in) financing activities                       (6,419)    (17,490)      (8,703)
Net increase (decrease) in cash and cash equivalents           (7,146)     13,441        4,416
Cash and cash equivalents at beginning of year                 19,101       5,660        1,244
Cash and cash equivalents at end of year                   $   11,955      19,101        5,660

Supplemental disclosure of additional noncash investing
  and financing activities:
      Issuance of stock warrants                           $     -          2,700         -
      Retirement of net book value of assets in reserve
        for future store closings                               4,054       1,888        3,046
      Write-off of inventory in reserve for future
        store closings                                         43,661       5,257        6,572
      Capital lease obligations entered into for
        new equipment                                            -            418        2,340

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 29, 1994; January 30, 1993; and January 25, 1992

(Amounts in thousands except per share amounts)

1         PROCEEDINGS UNDER CHAPTER 11

          On September 5, 1993 (the "Petition Date"), the Company filed a voluntary petition for Relief under Chapter 11, Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Eastern District of North Carolina (the
Bankruptcy Court). The Company is in possession of its property and is maintaining and operating its property as a debtor-in-possession pursuant to the provisions of Sections 1107 and 1108 of the Bankruptcy Code.

          The accompanying consolidated financial statements have been prepared on a going concern basis assuming the realization of assets and liquidation of liabilities in the ordinary course of business. However, under Chapter 11, actions to enforce certain claims against the Company are stayed if such claims arose, or are based on events that occurred, before the Petition Date.
The terms of the ultimate settlement of these liabilities will be determined based upon a plan of reorganization to be confirmed by the Bankruptcy Court. Such liabilities are reflected in the Consolidated Balance Sheets as liabilities subject to settlement under reorganization proceedings. Additional liabilities subject to settlement may arise subsequent to the Petition
Date as a result of claims filed by parties affected by the Company's rejection of executory contracts, including leases, and from the Bankruptcy Court's resolution of allowed rejection of executory contracts, including leases, and from the Bankruptcy Court's resolution of allowed claims for contingencies and other disputed amounts. During 1993, the Company endeavored to notify all known potential creditors of the filing for the purpose of identifying all pre-petition date claims. Generally, creditors had until the January 13, 1994 "Bar Date" to file claims. The Company is actively negotiating with creditors to reconcile and resolve the balance of disputed claims totaling approximately $150,000. A significant portion of this amount is comprised of disputed claims that, in the opinion of management, will not result in additional liability to the Company.

          Under Section 1121 of the Bankruptcy Code, for 120 days after the date of the filing of a voluntary petition for relief under Chapter 11, only the debtor-in-possession has the right to propose and file a plan of reorganization with the Bankruptcy Court. If a debtor-in-possession files a plan of reorganization during the 120-day exclusivity period, no other party may file a plan of reorganization until 180 days after the date of filing of the Chapter 11 petition, during which period the debtor-in-possession has the exclusive right to solicit acceptances of the plan. If a debtor-in-possession fails to file a plan during the 120-day exclusivity period or such additional period as may be ordered by the Bankruptcy Court or, after such plan has been filed, fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditors' committee, an equity security holders' committee, a creditor, an equity security holder, or any indenture trustee may file a plan of reorganization for such debtor.
Additionally, if the Bankruptcy Court were to appoint a trustee, the exclusivity period, if not previously terminated, would terminate.

    The Company has not yet filed a plan of reorganization with the Bankruptcy Court and has obtained from the Bankruptcy Court an extension of the exclusivity period to May 31, 1994. The
Company intends to file a plan of reorganization prior to May 31, 1994.

    After a plan of reorganization has been filed with the Bankruptcy Court, it will be sent, together with a disclosure statement approved by the Bankruptcy Court following a hearing, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of any plan by impaired classes of creditors and equity security holders, the Bankruptcy Court after notice and a hearing would consider whether to confirm the plan. Among other things, to confirm a plan the Bankruptcy Court is required to find (i) with respect to each impaired class of creditors and equity security holders, that each holder of a claim or interest of such class either (a) will, pursuant to the plan, receive or

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

retain property of a value, as of the effective date of the plan, that is at least as much as such holder would have received in a liquidation on such date of the Company, or (b) has accepted the plan, (ii) with respect to each class of claims or equity security holders, that such class has accepted the plan or such class is not impaired under the plan and (iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the Company or any successors unless such liquidation or reorganization is proposed in the plan.

    Under the Bankruptcy Code, the rights of stockholders and pre-petition creditors may be substantially altered by the plan of reorganization, either voluntarily or by order of the Bankruptcy Court. The Company's objective is a plan of reorganization that will permit the
Company to fund its current operations and meet its obligations to creditors (as they may be restructured under the plan) out of the cash flow generated by the Company after approval and confirmation of the plan. The Company's objective is subject to a number of factors, some of which are within the ability of the Company to control and others of which are not. At this time it is not possible to predict whether the Company will achieve its objective or the effect of the plan of reorganization on the rights of creditors and stockholders of the Company.

    On confirmation of a plan of reorganization, the Company expects to utilize "Fresh Start
Accounting" in accordance with the guidelines for accounting for emergence from bankruptcy.
Fresh Start Accounting is expected to result in a restatement of Company assets to reflect current values.

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Going Concern Basis The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business, in accordance with the American Institute of Certified
Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities Under the
Bankruptcy Code." Substantially all current and long-term liabilities existing at the time the petition for reorganization under Chapter 11 was filed have been reclassified as liabilities subject to settlement under reorganization proceedings. The financial statements do not include any adjustments or reclassifications that might be necessary should the Company be unable to continue in existence.

    Consolidated Financial Statements The Company's consolidated financial statements include the accounts of a wholly-owned subsidiary. Intercompany accounts and transactions are eliminated.

    Fiscal Year  Fiscal years 1993, 1992 and 1991 ended on
January 29, 1994; January 30, 1993;
and January 25, 1992, respectively.  Fiscal year 1993
contained 52 weeks; fiscal year 1992
contained 53 weeks and fiscal year 1991 contained 52 weeks.

    Cash Equivalents The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Interest-bearing cash equivalents
are carried at cost, which approximates market. Bank drafts outstanding have been reported as a current liability.

    Inventories Substantially all merchandise inventories are valued on a last-in, first-out
(LIFO) cost basis.

    Revenue Sales are recorded at the time merchandise is exchanged for tender. The Company does not make any warranties on the merchandise sold, but allows customers to return merchandise which reduces sales. In many cases, the Company returns damaged goods to the vendor for credit or has negotiated a damage allowance to offset the cost of writing off the merchandise. In the case of layaways, sales are recorded for the total amount of the merchandise when the customer puts it on layaway. If the layaway is not paid in full by the end of 60 days, the Company's policy is to cancel the layaway, reduce sales and return the merchandise to stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Depreciation and Amortization   The provision for
depreciation and amortization is based
upon the estimated useful lives of the individual assets and is computed principally by the declining balance and straight-line methods. The principal lives for depreciation purposes are
40 to 45 years for buildings and 5 to 10 years for furniture, fixtures, and equipment.
Improvements to leased premises are amortized by the straight-line method over the term of the lease or the useful lives of the improvements, whichever is shorter. Capitalized leases are generally amortized on a straight-line basis over the lease term.

    Store Pre-Opening Expenses Pre-opening expenses associated with the opening of new stores are charged to expense as incurred.

    Profit-Sharing Plan The Company has a noncontributory trusteed profit-sharing plan for eligible associates. The amount of the contribution is determined by a formula plus additional amounts authorized by the Board of Directors, but may not exceed the maximum allowable deduction for income tax purposes. The plan may be terminated at any time, and if terminated, the Company will not be required to make any further contributions to the trust.

    Income Taxes In February 1992, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under
Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Effective January 31, 1993, the Company adopted
Statement 109 and reported that the
cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of operations is immaterial.

    Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

    Reclassifications Certain reclassifications were made to 1992 balances to conform to the 1993 presentation. These reclassifications have no effect on stockholders' equity as previously reported.

    Earnings (Loss) Per Share Earnings (loss) per share is computed on the weighted average number of shares outstanding during the year. The average number of shares used to compute earnings (loss) per share was 18,740 shares in 1993; 18,638 shares in 1992; and 18,593 shares in 1991. The exercise of outstanding stock options and warrants would result in an anti-dilutive effect on earnings (loss) per share and are excluded from the calculation.

    Postretirement Health Insurance Benefits The Company provides health insurance benefits for retirees who meet minimum age and service requirements and are covered by the medical plan at retirement. Beginning in 1992, the Company recognizes the cost of retiree health insurance benefits over the associates' period of service.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

3  ACCOUNTS RECEIVABLE

    Accounts Receivable are comprised of layaway receivables
($3,262 and $4,574 in 1993 and
1992, respectively) and other receivables ($11,795 and $8,710 in 1993 and 1992, respectively).
Other receivables consist primarily of amounts due from vendors for returns, co-op advertising, shoe department income, and coupons.

    The Company does not provide for an allowance for doubtful accounts for layaways because the Company holds the merchandise or for other receivables because the Company expects uncollectible amounts to be immaterial as deductions can be taken against future amounts due to vendors.

4  INVENTORIES

    A summary of inventories as of January 29, 1994 and January 30, 1993 is as follows:

                                                    Fiscal Years
                                                   1993         1992
           Inventories valued at
             FIFO cost                          $ 237,579      268,638
           LIFO reserve                           (34,429)     (35,596)
           Inventories substantially
             valued at LIFO cost                $ 203,150      233,042


      In the fourth quarter of 1991, the Company changed its method of accounting for LIFO inventories. Prior to 1991, the Company used the inflation index provided by the Bureau of Labor Statistics to measure inflation in retail prices. In 1991, the Company developed and used internal price indices to measure inflation in the retail prices of its merchandise inventories. The Company believes the use of internal indices results in a more accurate measurement of the impact of inflation in the prices of merchandise sold in its stores.
This change resulted in a LIFO credit of $10,323 compared to a charge of $11,105 that would have been recorded if the accounting change had not been made; therefore, the accounting change had the effect of decreasing cost of sales by $21,428 (or $1.15 per share) in 1991.

               During 1993 and 1992, inventories were
reduced, resulting in the liquidation of LIFO inventory layers. The effect of this inventory liquidation was a reduction in the costs related to closed stores of approximately $1,347 in 1993, and an increase in cost of sales by approximately $3,564 in 1992.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5  PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                                 Fiscal Years
                                                             1993            1992
    Land                                                   $    641             641
    Buildings                                                19,883          19,772
    Furniture, fixtures, and equipment                      107,540         118,710
    Improvements to leased premises                          18,896          19,897
      Total                                                 146,960         159,020
    Less accumulated depreciation
      and amortization                                     (100,065)       (106,280)
                                                             46,895          52,740
    Capitalized leases                                       11,894          12,697
    Less accumulated amortization                            (8,555)         (7,167)
                                                              3,339           5,530
      Net property and equipment                           $ 50,234          58,270


6  DEBT

   Debt outstanding was as follows:

                                                                       Fiscal Years
                                                                    1993            1992
            Senior notes, interest payable semi-
                annually at 11.00% and principal payable
                1993 to 1998                                      $ 70,583          72,500
              Term note, interest payable monthly
                at 11.00% and principal payable
                1993 to 1998                                        10,000          14,000
              Term note, interest payable monthly
                at prime plus 3% and principal
                payable 1993 to 1998                                 7,335           4,000
              Borrowings under revolving credit facilities           3,646            -
              Pre-petition interest                                    297            -

                Total Debt                                          91,861          90,500
                   Less: Liabilities subject to settlement
                   under reorganization proceedings                (91,861)           -
                  Current portion (See Note 7)                        -            (16,600)

              Debt due after one year                             $   -             73,900


     As a result of the Company's Chapter 11 filing on September 5, 1993 (See Note 1), debt and accrued interest at the time of filing totaling $91,861 have been reclassified as "Liabilities
Subject to Settlement Under Reorganization Proceedings" (See
Note 7).  The Company wrote-off
the unamortized balance of deferred financing costs of $4,528 associated with the long-term debt as it was determined no future benefit would be realized from these costs. The write-off is included in reorganization costs for the year ended January 29, 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Generally, under the Bankruptcy Code, interest on pre-petition claims ceases accruing upon the filing of a petition; however, if the claims are collateralized by an interest in property with value (less the cost of preserving such property) exceeding the amount of the debt, post-petition interest may be payable. No determination has yet been made regarding the value of the property which allegedly collateralizes various creditors' claims. While there can be no certainty that post-petition interest will be payable or paid, interest may be paid pursuant to an order of the Bankruptcy Court. In the absence of such an order, no principal or interest payments will be made until a plan of reorganization defining such repayment terms is confirmed. The Bankruptcy Court has ordered the Company to make adequate protection payments to various creditors. Although payments have been made without prejudice to any such future determination of payment classification, certain monthly payments made since September 5, 1993 have been booked as interest expense. Additional adequate protection payments were made to various creditors in January 1994 as described more fully below.

    On May 29, 1992 the Company signed an agreement with its long-term lenders to restructure the principal payments of its long-term debt. The agreement resulted in a six and one-half year amortization of the then outstanding long-term notes of $102,500. The restructuring of the term note required a fee payment. The agreement with some of the long-term lenders granted them warrants exercisable into the Company's Non-Voting Class B stock at an option price of $5 per share. Also on May 29, 1992, the Company signed an agreement with its banks to provide revolving credit facilities through May 31, 1994, including an amount designated for letters of credit related to imports. The Company pledged inventories located in approximately 50%
(currently 64% of remaining stores) of its stores and a collateral pool of $26,500 to its long-term lenders and banks. The $26,500 collateral pool consisted of the Company's Distribution
Center and, to the extent necessary, the inventory located in the Distribution Center. In addition, all other property and equipment were pledged as collateral. The Company also pledged approximately $3,000 of inventory to a long-term lender to collateralize the lender's deferral of previously scheduled payments.

           At the time of the Company's filing on September 5, 1993, debt and accrued interest totaling $92,762 were outstanding under its long-term notes and debt and accrued interest totaling $15,617 were outstanding under its revolving credit facilities. The Bankruptcy Court ordered the Company to make certain adequate protection payments relating to cash collateral and proceeds resulting from the stores closed in January 1994 that were pledged to its lenders and banks. In January 1994, the Company made adequate protection payments totaling $16,518 to its lenders in accordance with the related Bankruptcy Court orders. Although the payments were made without prejudice to any such future determination of payment classification, the payments were applied against debt and accrued interest outstanding as of September 5, 1993, in accordance with the applicable loan documents.
           The Company entered into a Debtor-in-Possession Revolving Credit Agreement dated as of September 20, 1993, (the "DIP Facility") with G. E. Capital Corporation, as lender, under which the Company is allowed to borrow or issue letters of credit up to $125,000 for general corporate purposes, subject to certain restrictions defined in the DIP Facility. The term of the DIP Facility is for twenty-four months unless extended by the lender and the Bankruptcy
Court upon request by the Company. On October 14, 1993, a motion was entered in Bankruptcy
Court authorizing the Debtor-in-Possession to borrow funds with priority over administrative expenses and secured by liens on property of the Company, subject to certain defined restrictions as further amended on January 31, 1994. The DIP Facility included limitations on capital expenditures, limitations on the incurrence of additional liens and indebtedness, limitations on the sale of assets, limitations on adequate protection payments, and a prohibition on paying dividends. The DIP Facility also includes financial covenants pertaining to EBITDA (earnings before interest, taxes, depreciation, and amortization) and net cash flows.
The DIP Lender has a super-priority claim against the property of the Company, other than real property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The DIP Facility has a sub-limit of $35,000 for the issuance of letters of credit. As of January 29, 1994, approximately $19,316 in letters of credit were outstanding.

           At the Company's option, the Company may borrow at an index rate, which is the highest prime or base rates of interest quoted by specified banks or the latest annualized yield on 90 day commercial paper, plus 1.25% or at the LIBOR rate plus 2.25%. Although there are no compensating balance requirements, the Company is required to pay a fee of .5% per annum of the average unused portion of the DIP Facility.

           At January 29, 1994, no borrowings were
outstanding under the DIP Facility. The average borrowings amount under the facility was $27,781 with a daily weighted average annual interest rate of 5.9%. The maximum amount of borrowings outstanding under the DIP Facility at any period end was $33,930.

           The average amount of short-term borrowings under the Company's revolving credit facilities prior to September 5, 1993, was $6,767 with a daily weighted average annual interest rate of
   9.0%. The maximum amount of short-term borrowings at any period-end under the Company's revolving credit facilities prior to September 5, 1993, was $15,500.

           No short-term borrowings were outstanding at January 30, 1993 and January 25, 1992. The average amount of short-term debt outstanding was $10,849 for 1992 and $30,145 for 1991 with daily weighted average interest rates of 9.3% and 8.9%, respectively. The maximum amount of short-term debt outstanding at any period-end was $40,500 in 1992 and $58,000 in 1991.


7  LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION
PROCEEDINGS

Liabilities subject to settlement under the reorganization proceedings have been separately classified and consist of the following:


                                    Fiscal
                                     1993

Pre-petition debt and interest      $ 91,861

Accounts payable                      85,057

Lease rejection claims                21,314

Accrued liabilities                    9,224

                                    $207,456

     Included in current liabilities is $4,000 related to estimated vendor reclamation claims for merchandise received immediately prior to the filing date. Under the terms of the bankruptcy, once court approval is obtained, such claims may be settled in full currently for 60% of their agreed upon value or partially with 42% being paid currently and the remaining portion settled with other administrative claims.

     Actions to enforce liabilities subject to settlement are stayed while the Company is under the protection of the Bankruptcy Code. As part of the Chapter 11 reorganization process, the
Company has endeavored to notify all known or potential creditors of the Filing for the purpose of identifying all pre-petition claims against the Company.
Generally, creditors whose claims
arose prior to the Petition Date had until the January 13, 1994 "Bar Date" to file claims or be barred from asserting claims in the future, except in instances of claims arising from the subsequent rejection of executory contracts by the Company, the Company's subsequent recovery of property transferred to claimants prior to September 5, 1993, and for claims related to certain other items including income taxes.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

    The Company is actively negotiating with creditors to reconcile and resolve the balance of disputed claims totaling approximately $150,000. A significant portion of this amount is comprised of disputed claims that, in the opinion of management, will not result in additional liability to the Company. The additional liability, if any, relating to the remainder of outstanding disputed claims is not subject to reasonable estimation. As a result, no provision has been recorded for these claims. The Company will recognize the additional liability, if any, as these amounts become subject to reasonable estimation.

    Additional bankruptcy claims and pre-petition liabilities may arise from the termination of other contractual obligations and the settlement of disputed claims. Consequently, the amount included in the consolidated balance sheet as liabilities subject to settlement under reorganization proceedings may be subject to further adjustment.

8  INTEREST EXPENSE

   Interest expense consisted of the following:

                                                          Fiscal Years
                                               1993          1992          1991
                Long-term debt              $ 9,629        10,559         9,423
                Short-term debt                 917         1,004         2,647
                Capital leases                  579           794         1,100
                Other                           929         1,524           754
                Interest expense            $12,054        13,881        13,924

   The Company paid interest of $10,747 in 1993, including
$299 related to the DIP facility
classified as reorganization expense, $17,235 in 1992 and $15,325 in 1991.


9  RESERVE FOR FUTURE STORE CLOSINGS AND REMERCHANDISING

     Negatively impacting the results of 1991 was a $33,891 provision for future store closings and remerchandising. $24,891 of this charge provided for the closing expenses of approximately
15 stores closed in 1992 including expected losses on dispositions of related store fixtures and the present value of anticipated future rental payments on these stores. The remaining
$9,000 of the provision related to the payroll costs and inventory reductions that were incurred in 1992 in order to make a significant change in the Company's merchandise mix.

            The closed store reserve was increased by $39,500 in 1993 to provide for the effect of 43 stores closed in January 1994. This expense was offset by $13,026 relating to the rejection of certain closed store leases during the reorganization process. Included under liabilities subject to settlement under reorganization proceedings is $21,314 related to closed store lease rejection claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The closed store reserve has decreased by $8,153 in 1993 and $24,944 in 1992. Following are the cash and noncash items charged to the reserves in 1993 and 1992:

                                                                  Fiscal Years
                                                                 1993         1992

                 Noncash activity:
                    Reserve for additional store closings      $(39,500)      -
                    Closed store lease rejection benefit         13,026       -
                    Retirement of net book
                      value of assets                             4,054      (1,888)
                    Write-off of inventory                       43,661      (5,257)
                 Cash activity                                 (13,088)     (17,799)
                 Reduction of the closed store and
                    remerchandising reserve                    $  8,153       24,944

    The cash expenses include the operating results until closing, rental payments and costs of removing fixtures from closed stores, and the payroll costs and inventory reductions associated with the remerchandising.


10  STOCKHOLDERS' EQUITY

     There are 30,000 shares (with no par value per share) each of Voting Common and Non-Voting
Class B Stock authorized. The number of shares issued and outstanding was as follows:

                                                             Fiscal Years

                                                          1993          1992
                   Voting Common Stock                   8,262         8,262
                   Non-Voting Class B Stock             10,496        10,422
                      Total                             18,758        18,684

     On January 24, 1991, the Board of Directors adopted a resolution suspending the payment of dividends until future operating profits warrant reinstatement. Among other things, the
Company's DIP Facility includes restrictions on the payment of cash dividends and the repurchase of stock. At January 29, 1994, such restrictions preclude the payment of dividends or the repurchase of stock. In addition, the Company is precluded from paying dividends while the Chapter 11 case is pending and the Registrant does not believe it is likely that it will pay dividends for the foreseeable future following termination of the Chapter 11 case.

11  STOCK OPTIONS

     The Company's Equity Compensation Plan, which was approved by the stockholders on May 22, 1991, is designed to benefit the executives and key employees of the Company by allowing the grant of a variety of different types of equity-based compensation to eligible participants.
The plan provides for the granting of a maximum of 1,500 shares of Non-Voting Class B Stock.
One half of the options are exercisable one year after the date of grant with the balance exercisable two years after grant date. The option price per share is equal to the fair market value on the date of grant for all options granted prior to June 1992. Effective June 1992, the option price per share is equal to the greater of $5 or the fair market value on the date of grant.

           On October 19, 1992, the Board of Directors approved the Adjunct Stock Plan for officers of the Company for issuance as of November 2, 1992, and authorized 842 shares of the Non-Voting
Class B Stock currently held as treasury shares to be made available for issuance under the
Equity Compensation Plan. This plan was approved by stockholders on May 26, 1993. The stock options granted to the officers are contingent on a stock price of $15 being attained during the three-year period beginning November 2, 1992 and the stock price remaining above $12 for at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

least 30 days thereafter.  The option price is $5.

           On May 26, 1993, the stockholders approved a provision for nondiscretionary grants of stock options to Outside Directors with an initial grant dated January 1, 1993. The stock options granted to Outside Directors consist of an option to purchase 5 shares of Non-Voting Class B
Stock. Each Outside Director is entitled to receive a maximum of three such awards. The exercise price per share for each Outside Director is the greater of the fair market value as of each option grant date or $5. Each award of a nondiscretionary stock option to Outside
Directors is fully vested and may be exercised in full or in part. These options cease to be exercisable three months after the optionee ceases to be an Outside Director, unless attributable to death or disability, in which case such option expires one year thereafter.
The Company has granted 55 shares to Outside Directors year-to-date at an exercise price of $5 per share.

     Information regarding the Company's stock option plan is summarized below:


                                             Price        Number of
                                             Range         Shares

    Outstanding, January 25, 1992         $2.50 - 7.00       1,379
    Granted                                3.63 - 6.22         275
    Exercised                              2.50 - 3.88        (101)
    Canceled                               2.50 - 6.38        (212)
    Outstanding, January 30, 1993          2.50 - 7.00       1,341
    Granted                                5.00 - 6.31         687
    Exercised                              2.50 - 4.75         (74)
    Canceled                               2.50 - 6.69        (224)
    Outstanding, January 29, 1994          2.50 - 7.00       1,730
    Exercisable, January 29, 1994          2.50 - 7.00       1,274


12  REORGANIZATION COSTS

           Professional fees and expenditures directly related to the filing have been segregated from normal operations and are disclosed separately. The major components of these costs for fiscal
1993 are as follows:



Closed store provision              $ 39,500

Closed store lease rejections        (13,026)

DIP financing fees and expense

amortization                          1,238

Write-off of pre-petition debt

issue costs                           4,528

Professional fees and other
bankruptcy related expenses           6,898


Total reorganization costs         $ 39,138


    The store closing provision covers both the costs incurred in closing 43 stores in January, 1994, together with penalties to be incurred upon the rejection of related building and personal property leases. Offsetting these expenses is a reversal of prior reserves for closings due to the rejection of closed store leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13  INCOME TAXES

    Effective January 31, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes." As permitted under the new rule, prior years' financial statements have not been restated. The cumulative effect of adopting this
Statement as of January 31, 1993 was immaterial to net earnings.

    The components of income taxes (benefits) were as follows:

                                                    Fiscal Years
                                        1993            1992           1991
       Taxes currently payable
         (receivable):
         Federal                    $     -           (7,578)        (4,930)
         State                            -              (21)          (395)

                                          -           (7,599)        (5,325)
       Deferred:
         Federal                          -            6,650         10,095
         State                            -               -               9
                                          -            6,650         10,104
                                    $     -             (949)         4,779

    A reconciliation of income taxes (benefits) from federal

statutory rates to actual tax rates follows:

                                                          Fiscal Years
                                1993        1992       1991        1993       1992      1991
                                          Amount                    % of Pretax Earnings (Loss)
Income taxes (benefits) at
  federal statutory rates      $(22,510)  (21,436)    (6,299)       34.0%      34.0%     34.0%
State income taxes, net of
  federal income tax benefits    (2,875)      (21)      (253)        4.3         -        1.4
Targeted jobs tax credits          -         -          (247)                    -        1.3
Write-down deferred tax assets     -         -         8,970                     -      (48.4)
Alternative minimum tax            -         -         2,417                     -      (13.0)
Non-Deductible bankruptcy exp     1,649      -          -           (2.5)        -         -
Net operating loss carryforward  23,570    20,542       -          (35.6)     (32.6)       -
      Other                         166       (34)       191        (0.2)       0.1      (1.1)
                               $   -         (949)     4,779           - %      1.5%    (25.8)%


           As discussed above, the company changed its method of accounting for income taxes from the deferred method to the liability method. The objective of the liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

     The significant components of deferred income tax expense for the year ended January 29, 1994 are as follows:

Deferred tax expense (exclusive of the effects of other
components listed below)                                   $(22,674)
Increase in beginning-of-the-year balance of the valuation
allowance for deferred tax assets                            22,674
                                                                -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January
29, 1994 are presented below:


                                             Deferred     Deferred Tax
                                            Tax Assets     Liabilities
Depreciation                                 $    -            2,579
Vacation pay accrual                            1,300             -
Self insurance                                  2,454             -
Accrued store closing costs                    17,131          2,295
LIFO                                              -            6,444
Postretirement health insurance                 2,395             -
Net operating loss carryovers                  36,984             -
TJTC carryforwards                                738             -
Altmin credit carryforwards                       427             -
Other                                           3,441            560

                                               64,870        11,878
Valuation allowance                           (52,992)            -
Total                                         $11,878        11,878

           Deferred income taxes prior to January 31, 1994 generally resulted from timing differences in the recognition of income and expense for tax and financial statement purposes. Such timing differences related primarily to closed stores, depreciation, and the remerchandising reserve.
For 1991, $8,970 of deferred tax assets were written off as having no realizable value. The deferred tax assets that were written off represented the deferred taxes primarily resulting from the 1990 and 1991 accruals of closed store expenses.
The write-down of deferred tax
assets in 1991 was necessary because 1991 year-end deferred tax assets would have exceeded the potential Federal and State carrybacks that remained after the carryback of the 1991 NOL.
Additional tax losses incurred during 1992 consumed the remaining deferred tax assets with the resulting NOL, thus eliminating the need for an additional write-off.

           For the years ended January 30, 1993 and January
25, 1992, deferred income tax expense of $6,650 and $10,104, respectively, results from timing differences in the recognition of income and expense for income tax and financial reporting purposes.

    The changes to deferred taxes were as follows:

                                                               Fiscal Years
                                                            1992          1991

           Write-down of excess deferred tax assets       $  -           8,970
           LIFO                                             (249)        8,850
           Remerchandising reserve                         2,383        (3 717)
           Closed stores                                   3,998        (3,672)
           Depreciation                                     (551)         (842)
           Deferred income                                   372           533
           Insurance                                         633          (357)
           Compensation                                      (31)         (152)
           Capitalized inventory costs                       145           117
           Other                                             (50)          374
                                                          $6,650        10,104


           The Company has federal net operating loss income tax carryforwards totaling $108,776.
These carryforwards consist of $63,434 from 1992 and $45,342 from 1993 that expire in January, 2008 and 2009, respectively, and will be available to reduce future federal income tax liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14  LEASED ASSETS AND LEASE COMMITMENTS

     The Company has entered into leases for store locations which expire during the next
20 years. Computer equipment, transportation equipment and certain other equipment are also leased under agreements which will expire during the next five years. Management expects that leases which expire in the normal course of business will be renewed or replaced by other leases. Under Chapter 11, the Company may renegotiate or reject leases that it may otherwise have retained had no filing been made.

                At January 29, 1994, minimum rental payments due under the above leases are as follows:

                                                            Capital         Operating
                                                             Leases          Leases
                1994                                         $ 2,701           38,066
                1995                                           1,336           34,704
                1996                                             342           32,798
                1997                                             225           31,731
                1998                                             145           28,173
                Later Years                                      145          178,641
         Total minimum lease payments                          4,894          344,113
         Imputed interest (rates
                  ranging from 7.6% to 11.3%)                   (613)
                Present value of net minimum
                  lease payments                               4,281
                Less current maturities                        2,374
                Capital lease obligations                    $ 1,907

     Executory costs, such as real estate taxes, insurance, and maintenance, are generally the obligation of the lessor.

     Amortization of capitalized leases was approximately
$2,191 in 1993, $2,345 in 1992,
and
$3,402 in 1991.

                      Total rental expense for the three
years ended January 29, 1994 was as follows:


                                     Fiscal Years
                           1993          1992         1991
 Operating Leases:
    Minimum rentals      $40,842        42,652       45,537
    Contingent rentals     5,205        10,254       10,050
                         $46,047        52,906       55,587

     Contingent rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities and on the basis of mileage for transportation equipment.

     The Company is a guarantor on leases of property which have been re-leased to other parties. The amount of the outstanding minimum rentals over the next one to five years under those leases was $3,637 at January 29, 1994.

     Included in rent expense was $908 for 1993, $1,071 for 1992, and $974 for 1991, paid to
lessors controlled by or affiliated with certain current directors of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15  POSTRETIREMENT HEALTH INSURANCE BENEFITS

     The Company provides health insurance benefits for retirees who meet minimum age and service requirements. In addition, the associate must be covered under the active medical plan at the time of retirement to be eligible for postretirement benefits and must agree to contribute a portion of the cost. The Company has the right to modify or terminate these benefits, including the retiree contribution. The plan is not funded.

     In 1992, the Company adopted Statement of Financial
Accounting Standards No. 106,
"Employers' Accounting for Postretirement Benefits Other
Than Pensions," (SFAS 106),
retroactive to January 26, 1992.  SFAS 106 requires the
Company to recognize the cost of
retiree health insurance benefits over the associates' period of service. The cumulative effect of adopting SFAS 106 was a one-time charge to net earnings of $5,031.

     The periodic postretirement benefit cost under SFAS 106 was as follows:


Net Periodic Postretirement Benefit Costs:
                                                          Fiscal Years
                                                        1993         1992
       Service costs                                   $ 203          181
       Interest costs                                    451          426
       Other                                              12           -
                                                       $ 666          607


     The present value of accumulated postretirement benefit obligations and the amount recognized in the consolidated balance sheets were as follows:


                   Accumulated Postretirement Benefit Obligations:
                                                          Fiscal Years
                                                         1993       1992
         Retirees                                      $1,730       1,710
         Fully eligible active plan participants        1,577       1,251
         Other active plan participants                 3,738       3,054
                                                        7,045       6,015
         Unrecognized Loss                             (1,431)       (719)
         Total accumulated postretirement
           benefit obligations                         $5,614       5,296

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% for 1993 and 8.5% for 1992.

     An increase in the cost of health insurance benefits of 9% was assumed for fiscal year
1994. The rate is assumed to decline gradually to 5% in 2001, and remain at that level thereafter. A 1% increase in the health-care cost trend rate would increase the accumulated postretirement benefit obligation at January 29, 1994, by $605 and the 1993 annual expense by
$67.


16  CONTINGENCIES

     Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management and counsel, all material contingencies are either adequately covered by insurance or are without merit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17  SUBSEQUENT EVENTS

    On April 4, 1994, the Company announced plans to close approximately 58 additional stores.
An additional reorganization expense of approximately
$55,000 will be included in the first
quarter of 1994 to provide for these closings. The following reflects, on a proforma basis, the impact of these store closings on the consolidated balance sheet as of January 29, 1994:


                                                        Historical      Proforma

           Reserve for store closings and
             remerchandising - current liability          $    -         $ 39,415
           Liabilities subject to settlement
             under reorganization proceedings               207,456       223,041
           Total stockholders' equity (deficit)              16,096       (38,904)

18  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Following is a summary of the quarterly results of operations during the years ended
January 29, 1994 and January 30, 1993:

                                                                Fiscal 1993
                                                              Quarters Ended
                                                May 1,       July 31,    October 30,  January 29,
                                                1993          1993         1993         1994
Gross sales                                   $288,046      301,831       276,301      379,519
Leased department sales                          9,062       12,087        10,192       11,133
Leased department income                         2,013        2,110         1,927        2,657
Cost of sales                                  208,230      225,816       206,152      292,040
Income (loss) before
    reorganization expense                       1,174      (11,616)      (17,448)         821
Reorganization expense (a)                           -          -         (40,416)       1,278
Net income (loss)                                1,174      (11,616)      (57,864)       2,099
Income (loss) per share                       $   0.06        (0.62)        (3.08)         .11


                                                          Fiscal 1992
                                                         Quarters Ended
                                 April 25,     July 25,    October 24,   January 30,
                                   1992          1992         1992         1993

Gross sales                      $301,053      310,492       328,217      464,540
Leased department sales             9,703       10,528        10,449       11,379
Leased department income            2,103        2,171         2,295        3,247
Cost of sales                     224,088      231,364       247,423      400,285
Loss before cumulative
   effect of accounting
   change                         (6,098)       (5,742)      (10,516)     (36,204)
Cumulative effect of
   adopting SFAS 106 (b)          (5,031)           -            -            -
Net loss                         (11,129)       (5,742)      (10,516)     (36,204)
Loss per share before
   cumulative effect of
   accounting change            $  (0.33)        (0.31)        (0.56)       (1.94)

Cumulative effect of
   adopting SFAS 106
   per share (b)                   (0.27)           -             -           -
Loss per share                  $  (0.60)        (0.31)        (0.56)       (1.94)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) Included in the fourth quarter of 1993 reorganization cost is a $5,000 reduction of a $44,500 third quarter charge taken for the estimated costs of closing 43 stores in January
1994. Included in 1993 reorganization costs, in addition to the costs of closing the 43 stores, are DIP fee amortization and expenses, professional fees and other reorganization costs. Offsetting these expenses is a reversal of prior provisions for closings due to the anticipated rejections of closed store leases.

(b)  In 1992, the Company adopted SFAS 106, "Employers'
Accounting for Postretirement
Benefits Other Than Pensions," which requires the Company to accrue health insurance benefits over the period in which associates become eligible for such benefits. The cumulative effect of adopting SFAS 106 was a one-time charge of $5,031.