Form 10-K/A
period 1994-01-29
ROSES STORES INC
filed 1994-05-06
CIK 85149

SECURITIES AND EXCHANGE COMMISSION


                      WASHINGTON, D. C. 20549

                            FORM 10-K/A
                          AMENDMENT NO. 1

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


        (continued on following page)

        (continued from previous page)

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

  The purpose of this amendment is to submit in electronic format the Exhibits that were filed under Form SE and TH to complete the electronic data base.

  In addition, this amendment includes an additional exhibit for original filing, Exhibit 10.5, and all exhibits following have been renumbered.

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



   10.4      The Registrant's Variable Investment Plan
             (the "Plan"), as amended and restated
             effective January 1, 1989.


   10.5      The Registrant's First Amendment to the
             Variable Investment Plan (the "Plan").

   10.6      The Registrant's Employment Agreement with           Incorporated
             George L. Jones (incorporated by reference           by reference
             to Exhibit 19 to Registrant's Quarterly
             Report on Form 10-Q for the Quarter Ended
             October 26, 1991 dated December 9, 1991).

   10.7      Loan Agreement dated September 20, 1993              Incorporated
             between the Registrant and General                   by reference
             Electric Capital Corporation
             (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-K dated September 20, 1993).

   10.8      The Registrant's Severance Program, as
             adopted effective March 24, 1994 pursuant to order of the Bankruptcy Court presiding over the Registrant's proceeding under chapter
             11 of Title 11 of the United States Code (the
             "Court")

   10.9 The Registrant's obligations with respect to the compensation of its officers and directors as specified in the following orders of the Court:

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

             (c)  Order Authorizing Compensation of Vice
                  Presidents and Treasurer (dated November
                  18, 1993)

             (d)  Order Authorizing Compensation of George
                  L. Jones (dated November 18, 1993)

             (e) Order Continuing Compensation of Chairman of the Board of Directors Pending Hearing
                  (dated November 18, 1993)

             (f) Order Authorizing Payment of Compensation to Directors (dated November 18, 1993)

                            SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Rose's Stores, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              ROSE'S STORES, INC.

                              By:
                                  George L. Jones, President and
                                  Chief Executive Officer


                              By:
                                 R. Edward Anderson, Executive Vice President, Chief Financial Officer



Date: April 26, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated:


Sam Ayoub, Director                   George M. Harvin, Director


John T. Church, Director              George L. Jones, Director


L. H. Harvin, III, Director           James H. Maynard, Director