Form 10-Q
period 1994-04-30
ROSES STORES INC
filed 1994-06-14
CIK 85149

FORM 10-Q

                                 SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D. C.  20549

  (Mark One)

    (X)                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934


                            For the Quarterly Period Ended April 30, 1994

                                                 OR

    ( )                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

                                    Commission File Number 0-631


                                         ROSE'S STORES, INC.


                               Incorporated Under the Laws of Delaware


                            I.R.S. Employer Identification No. 56-0382475

                                         P. H. Rose Building
                                      218 South Garnett Street
                                  Henderson, North Carolina  27536
                                     Telephone No. 919/430-2600

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.
           Class                                         Shares Outstanding
Voting common stock, no par value                              8,262,420
Non-voting Class B stock, no par value                        10,495,586

                                           ROSE'S STORES, INC.

                                    PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
            (Amounts in thousands except per share amounts)

    The following summary of financial information, which is unaudited, reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the information presented below for the thirteen weeks ended April 30, 1994 and May 1, 1993.

Notes:
(1) The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. The Company continues to operate as a debtor-in-possession pursuant to the provisions of Sections 1107 and 1108 of the Bankruptcy Code. The Company is in the process of developing its plan of reorganization. The Company has not yet filed a plan of reorganization with the Bankruptcy Court and has obtained from its creditors an extension of the exclusivity period to June 14, 1994. The Company intends to file a plan of reorganization on or prior to June 14, 1994 or to seek an additional extension of the exclusivity period.

(2 The operating results presented herein are not necessarily indicative of the operating results for a full year due to seasonal factors.

(3) Included in the reorganization costs for the first quarter of 1994 is a provision of $55,000 for the costs of closing 59 stores in 1994 and to realign corporate and administrative costs accordingly. This charge includes the anticipated losses on the disposition of related store fixtures and the anticipated claims associated with the rejection of store leases. Current year operating results exclude the results of these 59 stores.

(4) Certain reclassifications were made to 1993 balances to conform to the 1994 presentation. These reclassifications have no effect on stockholders' equity.

(5) LIFO expense (credit) is included as an adjustment to reconcile net loss to net cash used in operating activities in the statements of cash flows because LIFO expense (credit) is a noncash item included in cost of sales to adjust inventories stated on a FIFO basis to a LIFO basis.

PAGE

                                        ROSE'S STORES, INC.
                                       DEBTOR-IN-POSSESSION
                          CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in Thousands Except Per Share Amounts)

                                                         For the Thirteen Weeks Ended
                                                            April 30, 1994     May 1, 1993
Revenue:
  Gross sales                                               $      174,583         288,046
  Leased department sales                                            5,514           9,062
  Net sales                                                        169,069         278,984
  Leased department income                                           1,300           2,013
    Total revenue                                                  170,369         280,997
Costs and Expenses:
  Cost of sales                                                    126,696         208,230
  Selling, general and administrative                               40,181          65,396
  Depreciation and amortization                                      2,475           3,214
  Interest                                                           1,784           2,983
    Total costs and expenses                                       171,136         279,823

Earnings (Loss) Before Reorganization Expense                         (767)          1,174
 Reorganization Expense(Note 1)                                    (58,781)           -
Net Earnings (Loss)                                         $      (59,548)          1,174
Earnings (Loss) Per Share                                   $        (3.17)           0.06
Weighted Average Shares                                             18,758          18,698


Note 1

Closed store reserve (59 closings)                          $      (55,000)
DIP financing fees, amortization & expenses                           (424)
Estimated professional fees                                         (3,115)
Other reorganization costs and expenses                               (242)
  TOTAL REORGANIZATION COSTS                                $      (58,781)

See notes to consolidated financial statements

PAGE

                                          ROSE'S STORES, INC.
                                         DEBTOR-IN-POSSESSION
                               CONSOLIDATED BALANCE SHEETS (Unaudited)
                                        (Amounts in thousands)

                                                             April 30,     January 29,      May 1,
                                                               1994           1994           1993
Assets
 Current Assets
    Cash and cash equivalents                              $    1,863        11,955          1,087
    Accounts receivable                                        13,314        15,057         14,572
    Inventories                                               234,467       203,150        268,131
    Prepaid merchandise                                         9,199        10,757           -
    Other current assets                                        7,252         7,457          9,526
      Total current assets                                    266,095       248,376        293,316
 Property and Equipment, at cost
      Less accumulated depreciation and amortization           40,704        50,234         56,591
 Deferred Income Tax Benefits                                   6,447         6,447          5,760
 Other Assets                                                     653         3,048          3,591
                                                           $  313,899       308,105        359,258
Liabilities and Stockholders' Equity (Deficit)
 Current Liabilities
    Reclamation claims                                     $    2,271         4,000           -
    Current installments of long-term debt                       -             -            16,600
    Current maturities of capital lease obligations             2,043         2,374          2,378
    Bank drafts outstanding                                      -             -             8,970
    Accounts payable                                           38,623        35,507         92,858
    Federal and state income taxes                               -             -             1,148
    DIP financing                                              13,100          -              -
    Short-term debt                                              -             -             4,000
    Accrued salaries and wages                                  7,138        12,295          8,915
    Reserve for store closings and remerchandising             41,027          -             4,480
    Deferred income tax liability                               6,447         6,447          5,760
    Other current liabilities                                  16,038        14,113         38,181
      Total current liabilities                               126,687        74,736        183,290

 Liabilities Subject to Settlement Under
    Reorganization Proceedings                                221,464       207,456           -
 Long-term Debt                                                  -             -            73,900
 Capital Lease Obligations                                      1,601         1,907          3,656
 Reserve for Future Store Closings                               -             -            18,943
 Deferred Income                                                1,922         2,296          3,186
 Accumulated Postretirement Benefit Obligation                  5,678         5,614          5,374
 Stockholders' Equity (Deficit)
      Voting common stock
        Authorized 30,000 shares; issued 10,800 shares          2,250         2,250          2,250
      Non-voting Class B stock
        Authorized 30,000 shares; issued 12,659 shares         18,795        18,795         18,951
      Paid-in Capital-Stock Warrants                            2,700         2,700          2,700
      Retained earnings (Accumulated deficit)                 (48,580)       10,969         78,350
                                                              (24,835)       34,714        102,251
      Treasury stock, at cost (4,701 shares at 4/30/94
        and 1/29/94; 4,752 shares at 5/1/93)                  (18,618)      (18,618)       (18,901)
                Total stockholders' equity (deficit)          (43,453)       16,096         83,350
                                                           $  313,899       308,105        359,258

See notes to consolidated financial statements

PAGE

                                         ROSE'S STORES, INC.
                                         DEBTOR-IN-POSSESSION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                        (Amounts in thousands)

                                                          For the Thirteen Weeks Ended
                                                                   April 30, 1994     May 1, 1993
Cash flows from operating activities:
Net earnings (loss)                                                $     (59,548)          1,174
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                            2,475           3,214
  (Gain) loss on disposal of property and equipment                         (310)           -
  LIFO expense                                                               172              19
  Provision for closed stores                                             55,000            -
Cash provided by (used in) assets and liabilities:
  (Increase) decrease in accounts receivable                               1,743          (1,288)
  (Increase) decrease in prepaid merchandise                               1,558            -
  (Increase) decrease in inventories                                     (31,489)        (35,886)
  (Increase) decrease in other current and non-current assets                 51             229
  Increase (decrease) in accounts payable                                    (97)          3,346
  Increase (decrease) in accrued expenses and other liabilities           (3,150)         (1,470)
  Increase (decrease) in federal and state income taxes payable             -              7,706
  Increase (decrease) in reserves for closed stores      $ 58,986              (3,320)
  Non cash activities in closed store reserve:
    Provision for closed stores                           (55,000)               -
    Retirement of net book value of assets                  6,901                 255
    Write-off of inventory                                   -                    779
  Net cash increase (decrease) in provisions for
    closed stores                                                         10,887          (2,286)
  Increase (decrease) in deferred income                                    (374)           (360)
  Increase (decrease) in accumulated postretirement
    benefit obligation                                                        64              75
  Net cash provided by (used in) operating activities                    (23,018)        (25,527)

Cash flows from investing activities:
  Purchases of property and equipment                                       (278)         (1,791)
  Proceeds from disposal of property and equipment                           712            -
Net cash provided by (used in) investing activities                          434          (1,791)

Cash flows from financing activities:
  Net activity on lines of credit                                           -              4,000
  Proceeds (payments) of DIP Facility                                     13,100            -
  Principal payments on capital lease obligations                           (607)           (605)
  Increase (decrease) in bank drafts outstanding                            -              5,842
  Other                                                                       (1)             67
Net cash provided by (used in) financing activities                       12,492           9,304

Net decrease in cash                                                     (10,092)        (18,014)
Cash and cash equivalents at beginning of period                          11,955          19,101
Cash and cash equivalents at end of period                         $       1,863           1,087

See notes to consolidated financial statements

PAGE

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands)

Chapter 11 Proceedings

The Company continues to operate as a debtor-in-possession pursuant to the provisions of Sections 1107 and 1108 of the Bankruptcy Code. The Company is in the process of developing its plan of reorganization. The Company has not yet filed a plan of reorganization with the Bankruptcy Court and has obtained from its creditors an extension of the exclusivity period to June 14, 1994. The Company intends to file a plan of reorganization on or prior to June 14, 1994 or to seek an additional extension of the exclusivity period.

After the plan is filed, it will be sent along with a disclosure statement approved by the Bankruptcy Court to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of any plan by impaired classes and equity security holders, the Bankruptcy Court after notice and a hearing would consider whether to confirm the plan. Among other things, to confirm a plan the Bankruptcy Court is required to find (i) with respect to each impaired class of creditors and equity security holders, that each holder of a claim or interest of such class either
(a) will, pursuant to the plan, receive or retain property of a value, as of the effective date of the plan, that is at least as much as such holder would have received in a liquidation on such date of the Company, or (b) has accepted the plan, (ii) with respect to each class of claims or equity security holders, that such class has accepted the plan or such class is not impaired under the plan and (iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the Company or any successors unless such liquidation or reorganization is proposed in the plan.

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

On confirmation of a plan of reorganization, the Company expects to utilize "Fresh Start Accounting" in accordance with the guidelines for accounting for emergence from bankruptcy. Fresh Start Accounting is expected to result in a restatement of Company assets and liabilities to reflect current values.

Revenue

The Company reported sales for the first quarter of 1994 of $174,583, a decrease of $113,463 or 39.4% from the first quarter of 1993. Sales on a comparable store basis increased 2.1% for the first quarter.

PAGE

Costs and Expenses

Year-to-date cost of sales as a percent to net sales was 74.9% for 1994 and 74.6% for 1993. Increases in markdowns as a percent of sales were almost offset by increases in markon and decreases in the shrink percent to sales.

Selling, general and administrative expenses as a percent of sales were 23.8% in 1994 and 23.4% in 1993. Corporate overhead was the primary cause of the increase in the SG&A percent. The Company has a plan to reduce corporate overhead expenses concurrently with the closing of 59 stores in the second quarter of 1994.

On April 4, 1994, the Company announced plans to close 59 additional stores in 1994. Included in the reorganization costs for the first quarter of 1994 is a provision of $55,000 for the costs of closing 59 stores in 1994 and to realign corporate and administrative costs accordingly. This charge includes the anticipated losses on the disposition of related store fixtures and the anticipated claims associated with the rejection of store leases. Current year operating results exclude the results of these 59 stores.

Also included in reorganization costs for the first quarter of 1994 is $3,781 for professional fees, DIP fees and expense amortizations, and other expenditures related directly to the Chapter 11 filing.

Liquidity and Capital Resources

At the end of the first quarter of 1994, the Company had $13,100 outstanding under its DIP facility. The Company invested $278 in cash for property and equipment in the first quarter of 1994 compared to $1,791 invested in the first quarter of 1993.

The Company expects net proceeds from the 59 closings to exceed $60,000 and to use at least part of these proceeds to pay down a portion of the pre-petition secured claims.

Cash used in operating activities was $23,018 in the first quarter of 1994 and $25,527 in the first quarter of 1993. Rose's management expects the Company to realize positive cash flow from its 1994 operations. The filing under Chapter 11 will protect the Company from its pre-petition creditors while a plan of reorganization is being negotiated. The adequacy of the Company's capital resources and long-term liquidity cannot be determined until a plan or reorganization is developed and confirmed by the Bankruptcy Court.

                        PART II.  OTHER INFORMATION



     No securities (debt or equity) which were not registered under the Securities Act of 1933 were sold by the registrant during the fiscal quarter ended April 30, 1994.

  ITEM 1:  Legal Proceedings (Dollar amounts in thousands)

   The Company's business ordinarily results in a number of negligence and tort actions, most of which arise from injuries on store premises, injuries from a product, or false arrest and detainer arising from apprehending suspected shoplifters. The Company's liability for uninsured general damages and punitive damages is not considered material. No legal proceedings presently pending by or against the Company are described because the Company believes that the outcome of such litigation should not have a material adverse effect on the financial position or results of operations of the Company.

   On September 5, 1993, the Company filed a voluntary Petition for Relief under Chapter 11, Title 11 of the United Stated Code (the
"Bankruptcy Code") with the United States Bankruptcy Court for the Eastern District of North Carolina (the "Bankruptcy Court") Case No. 93-01365-5-ATS (the "Chapter 11 Case").

   The Chapter 11 Case is described in the Form 10-K of the Company for the year ended January 30, 1994. The following discussion sets forth certain developments in the Chapter 11 Case during the first quarter of 1994 and through the date hereof, but is not intended to be an
exhaustive summary.   For additional information regarding the effect of
the Chapter 11 Case on the Company, reference should be made to the Bankruptcy Code.

   The Company has not yet filed a plan of reorganization with the Bankruptcy Court and has obtained from its creditors an extension of the exclusivity period to June 14, 1994. The Company intends to file a plan of reorganization on or prior to June 14, 1994 or to seek an additional extension of the exclusivity period.

Post-Petition Litigation with Pre-Petition Lenders

   On February 3, 1994, the Collateral Agent for the Pre-Petition
Lenders filed adversary proceeding number 94-00003-5-AP against the Company, asking the Bankruptcy Court to determine the validity, priority and extent of their lien claims on assets of the bankruptcy estate. On the following day, the Company filed adversary proceeding number 94-00004-5-AP against the Pre-Petition Lenders challenging the liens of the Pre-Petition Lenders. The two separate adversary proceedings were consolidated by order of the Bankruptcy Court entered on March 3, 1994. Although they never filed an Answer to the Company's Complaint, the Pre-Petition Lenders disputed the Company's allegations, and contended that their security interests were perfected in all material respects. On
March 25, 1994, the Bankruptcy Court entered an Order Allowing Motion for Partial Summary Judgment in favor of the Pre-Petition Lenders. On April 4, 1994, the Company filed a Notice of Appeal and Application for Leave to Appeal Pursuant to 28 U.S.C. Section 158 with respect to the Order Allowing Motion for Partial Summary Judgment.

   Thereafter, the Pre-Petition Lenders filed a Motion for Clarification of Order Granting Partial Summary Judgment on April 22, 1994. On March

21, 1994 the Company filed its own Motion for Partial Summary Judgment regarding, among other things, the Company's assertion that the Pre-Petition Lenders' security interests were limited to one store location.

   The Company withdrew its Notice of Appeal and Application for Leave to Appeal Pursuant to 28 U.S.C. Section 158 regarding the Order Granting Partial Summary Judgment by notice filed on May 5, 1994. The Company dismissed the cause of action asserting that the Pre-Petition Lenders' security interests were limited to one store location by stipulation entered on April 12, 1994. Additionally, the Company filed a Motion to Dismiss Fraud Related Causes of Action on April 12, 1994. The Equity Committee filed an objection to the Company's motion to the extent that it jeopardized their right to assert, on behalf of the estate, the fraud related causes of action against the Pre-Petition Lenders. This objection was withdrawn on or about June 6, 1994, and the Court allowed the Company's motion.

Going-Out-Of-Business Sales

GOB1 Sales

   Pursuant to the Final DIP Order and by order dated December 23, 1993, the Company obtained Bankruptcy Court authority to close 43 stores (the "GOB1 Stores"). The First GOB Stores consisted of 14 encumbered stores ("Covered GOB Stores") and 29 non-encumbered stores ("Non-Covered GOB Store"). By a second order dated December 23, 1993, the Bankruptcy Court authorized the Company to conduct "going-out-of-business" ("GOB1") sales at the GOB1 Stores, commencing in early January, 1994 and to employ Nassi Bernstein Company, Inc. to conduct the GOB1 sales (the "GOB1 Order").

   With regard to the Covered GOB stores, the GOB1 sales were to begin after January 1, 1994, but no later than January 7, 1994, with the funds being deposited with the Company. The GOB1 Order provided that on or before January 10, 1994, the Collateral Agent for the Pre-Petition Lenders would receive the greater of (i) 60% of the book value of the inventory in each Covered GOB store as of the Filing Date, or (ii) an amount equal to 47.5% of the retail value of inventory in all Covered GOB stores, less certain expenses of sale. Pursuant to the GOB1 Order, a total of $9,388 was paid by the Company to the Collateral Agent on January 10, 1994. This sum represented 60% of the book value of inventory in the Covered GOB Stores on the Filing Date.

   With regard to the Non-Covered GOB Stores, the GOB1 sales began on or about January 2, 1994. The gross sales proceeds for inventory in the Non-Covered GOB Stores totalled $27,994.

GOB2 Sales

   On May 17, 1994, the Bankruptcy Court entered orders allowing the Company to close an additional 59 stores and to conduct GOB sales at these locations (the "GOB2 Stores" and the "GOB2 Sales"). The GOB2 Sales began on May 15, 1994, and will continue until the end of July, 1994.

   The Company employed, with Bankruptcy Court approval, Nassi Bernstein to act as the Company's agent during the sales. Nassi Bernstein guaranteed a return of at least 60.5% to the Debtor and capped its expenses at 7.7%. As security for their performance, Nassi Bernstein provided a letter of credit for the benefit of the Company in the amount of $33,000.

   In conjunction with the entry of the orders authorizing the closing of the GOB2 Stores, the Bankruptcy Court entered an order on May 17, 1994 which, among other things, directed the Company to pay all proceeds from the encumbered GOB2 Stores (the "Covered GOB2 Stores") to the Pre-Petition Lenders. These proceeds will be deposited in a segregated account, not subject to the liens of GE Capital. The proceeds from the Covered GOB2 Stores will be paid to the Collateral Agent on behalf of the Pre-Petition Lenders as adequate protection payments. If the adequate protection payment does not equal $30,000, the Company must pay the difference using the proceeds from the Non-Covered GOB2 Stores. The proceeds from the Non-Covered GOB2 Stores will be deposited in accordance with the Final DIP Order.


Employment Agreement with George L. Jones, President and CEO

   On April 15, 1994, the Company filed a motion to assume and modify its existing employment agreement with George L. Jones and enter into a new employment agreement effective upon expiration of the existing employment agreement. The existing employment agreement was entered with Mr. Jones on July 25, 1991 and was for a term of 3 years. The agreement provided Mr. Jones with base compensation of $700, severance pay equal to the balance of his salary for the remaining term of the agreement upon termination, and an incentive bonus based on the Company's performance. Mr. Jones has not received any incentive bonus during his tenure as president and CEO. Upon signing the agreement, Mr. Jones also received a "signing bonus" of $2,500 which was deposited with Norwest Bank as Trustee under a trust agreement. The new employment agreement provides for an additional employment term of one year effective July 25, 1994, a base salary of $595 per year, and severance pay of 18 months salary, one-half payable upon severance and one-half payable in monthly installments commencing with the 10th month following termination. Monthly installment payments will cease if Mr. Jones obtains another job. On June 7, 1994, the Bankruptcy Court approved the Company's motion except that the severance pay provision will not be effective until July 25, 1994.

ITEM 6:  Exhibits and Reports on Form 8-K

     (a) All exhibits included in the Company's 1993 Form 10K are included herein by reference.

         Exhibit 10.9, Employment agreement with George L. Jones, dated June 13, 1994.

     (b) No reports on Form 8K were filed during the quarter.

PAGE

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ROSE'S STORES, INC.


Date June 13, 1994                  By (signature of George L. Jones)

                                            George L. Jones
                                            President,
                                            Chief Executive Officer


Date June 13, 1994                  By (signature of R. Edward Anderson)

                                            R. Edward Anderson
                                            Executive Vice President,
                                            Chief Financial Officer


PAGE

                               EMPLOYMENT AGREEMENT


        THIS AGREEMENT, entered into on this the 13th day of June, 1994, between Rose's Stores, Inc., ("Rose's"), and George L. Jones ("Associate").

        NOW, THEREFORE, in consideration of the terms and mutual undertakings herein contained, it is agreed by and between Rose's and Associate as follows:

        1.    Effective Date and Term of Employment:

              1.1 This Agreement shall become effective July 25, 1994. Beginning on July 25, 1994, and ending at the close of business on July 24, 1995, unless Associate's employment is earlier terminated or Associate resigns pursuant to section 6 hereof, Associate hereby agrees to faithfully and competently render services on a full-time basis to Rose's and to devote his best efforts, skill and attention (except for vacations and leaves conforming with Rose's policies) to Rose's. This Agreement shall automatically renew for the period beginning July 25, 1995 and ending at the close of business on July 24, 1996 unless and until, subject to section 6 herein, either party gives the other party written notice not to renew this Agreement for such period at least sixty days prior to July 25, 1995.

              1.2 The provisions herein regarding the payment of a Severance Allowance shall operate in addition to, and shall not modify in any manner, the provisions regarding termination of employment and the payment of the signing bonus set forth in the existing Executive Employment Agreement entered into between the Associate and Rose's.

        2. Duties and Responsibilities: Associate shall be the President and Chief Executive Officer of Rose's and shall be responsible for all the duties normally ascribed to that office under laws of the State of Delaware. The Board of Directors reserves specifically, as specified under the By-laws of Rose's, the power and authority to designate officers of Rose's and to specify the compensation of officers of Rose's.

        3. Compensation: Rose's agrees to employ Associate for the term and in the capacities described in sections 1 and 2 above and to compensate Associate for such services as follows:

              3.1 Associate shall be paid a base salary of $595,000 per annum ("Base Salary"). Said Base Salary shall be paid in equal installments in accordance with Rose's customary pay schedule and shall be subject to applicable withholding for federal and state income taxes and social security and related deductions. Base Salary may be modified from year to year by the Board of Directors of Rose's. For purposes of section 6, the Base Salary shall be the most recent calendar year salary as established by the Board of Directors.

              3.2 In addition, Associate shall be eligible to receive an annual cash bonus award ("Bonus Award") pursuant to Rose's Bonus Plan, if any, as defined and modified from time-to-time by the Board of Directors of Rose's. The amount of any such Bonus Award shall be discretionary with Rose's but shall take into account management objectives established by the Board of Directors. Bonus Awards shall be subject to applicable withholding for federal and state income taxes, social security, and other tax and related deductions.

        4. Benefit Plans: During the terms of this Agreement, Associate shall be entitled to participate in the benefit plans established by Rose's for its officers and directors in effect from time-to-time.

        5. Expense Reimbursement: Rose's shall pay or reimburse Associate for all ordinary and necessary expenses reasonably incurred in the performance of his duties hereunder. Such reimbursement shall be made against the submission by Associate of properly signed and supported itemized expense reports in accordance with the travel and business reimbursement policies of Rose's in effect from time-to-time.

        6.    Termination of Employment:

              6.1 Associate Resignation: Associate may terminate his employment by submitting a written Notice of Resignation to the Chairman of the Board of Directors, specifying a termination date which shall be no sooner than sixty (60) days after the submission of said Notice. During this sixty
(60) day period, Associate shall be paid current salary and benefits but his duties and the capacity in which he services shall be subject to such conditions and limitations as may be imposed by the Board of Directors.

              6.2  Termination Without Cause and Eligibility for Severance
Allowance: Rose's shall have the right to terminate Associate's employment at any time, without cause. If Associate ceases employment for any of the following reasons, he will be entitled to receive a severance allowance as described in section 6.3 (the "Severance Allowance"):

              (a) termination of his or her employment other than for Misconduct;

              (b) constructive or voluntary termination, within sixty (60) days of such termination, due to a material reduction in salary;

              (c) constructive or voluntary termination, within sixty (60) days of such termination, due to a material change in job responsibilities;

              (d) termination of his employment with Rose's on account of his Permanent Disability; or

              (e) termination due to liquidation of Rose's under the provisions of chapter 11 of the Bankruptcy Code of 1978, as amended (the "Bankruptcy Code") or a conversion to a proceeding under chapter 7 of the Bankruptcy Code.

        For purposes of subsection (d) above, the Associate shall be deemed "Permanently Disabled" six (6) months after the first date on which he is disabled by bodily or mental illness, disease, or injury, to the extent that he is prevented from performing his material and substantial duties of employment, provided that such disability has continued uninterrupted for such six (6) month period. The Board of Directors shall determined whether the Associate is "Permanently Disabled." The Board of Directors' determination that the Associate is "Permanently Disabled" shall be final and binding.

              6.3 Severance Allowance: The Severance Allowance shall consist of the following:

              (a) Eighteen (18) months' Base Salary, one-half payable in a lump sum payment made as soon as administratively possible after the date of the Associate's termination and one-half payable in substantially equal monthly installments over a nine (9) month period with installment payments commencing on the first day of the tenth month following the date of the Associate's termination;

              (b) Reimbursement for reasonable expenses, as determined by the Board of Directors, incurred by Associate in the pursuit of subsequent employment, including any reputable outplacement assistance, up to a maximum of $10,000. Associate shall be entitled to such payments until the first day of the month following the month in which Associate is reemployed or the end of the six month period beginning on the date of termination, whichever shall occur first; and

              (c) Continued medical, dental and disability coverage under the current company plans for a period of three (3) months following the date of the Associate's termination. In lieu of continued coverage pursuant to this provision, Associate may elect to receive the present value of the continued coverage in a lump sum payment made as soon as administratively possible after the date of the Associate's termination by filing his choice with Rose's in writing within fourteen (14) days following the date of the Associate's termination. Any benefits or payments under this subsection shall be in addition to any extended group health coverage to which Associate is entitled to under the provisions of the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended.

        Notwithstanding the foregoing, if the Associate shall not execute a general release acceptable to the Board of Directors, the Severance Allowance shall consist of one week's Base Salary in lieu of the Severance Allowance described in subsections (a), (b) and (c) above.

        Installment payments pursuant to Section 6.3(a) shall cease on the date that the Associate becomes actively employed, as determined by the Board of Directors.

        As a condition to receiving a Severance Allowance, the Associate must immediately provide written notice to the Board of Directors if the Associate shall obtain new employment. If the Associate fails to timely or accurately provide such written notice, as determined by the Board of Directors, Rose's shall be entitled to terminate Severance Allowance payments to the Associate and to recover from the Associate the amount of any Severance Allowance payments previously made to the Associate on account of the failure to timely or accurately provide such written notice.

        In no event shall a Severance Allowance payable hereunder (1) be paid over a period longer than twenty-four (24) months; (2) exceed 200% of the Associate's annual compensation as of the date of the Associate's termination; or (3) be structured so that the payments constitute an employee pension benefit plan as defined by Title I, Section 3 of the Employee Retirement Income Security Act of 1974, as amended.

              6.4 Termination for Misconduct: Rose's shall have the right to immediately terminate Associate's employment under this Agreement for Misconduct. The Associate shall not be entitled to a Severance Allowance if his employment with Rose's is terminated for Misconduct. For purposes hereof, "Misconduct" shall mean actions, or the failure to act, by Associate which:

              (a) constitute a willful and continued material violation of important policies of Rose's for reasons other than illness, medical treatment or recovery, or incapacity, the violation of which has a material adverse affect on the ability of the Associate to perform his functions and
                   responsibilities	hereunder;

              (b) constitute a willful and continued material failure to perform his duties hereunder for reasons other than illness, medical treatment or recovery, or incapacity;

              (c) constitute common law fraud against Rose's, or constitute a felony;

              (d) constitute the theft or misappropriation of the assets of Rose's; or

              (e) constitute an act of misconduct involving moral turpitude that interferes with or has a material adverse affect on the performance by Associate of his functions and responsibilities hereunder.


        The determination as to whether the Associate's employment has been terminated for Misconduct shall be made by the Board of Directors in its discretion. Written notice of such a determination shall be provided to the Associate not later than the date of the Associate's termination, and such written notice shall set forth in reasonable detail the facts and circumstances that are claimed to constitute Misconduct.

              6.5 Termination - Records: In the event of termination or resignation pursuant to this Agreement, whether the termination is without cause or for Misconduct as defined in Section 6.4 above, Associate will transfer all books, records, documents, and other memoranda of Rose's, including all materials which have come into his custody, possession and control as a result of employment with Rose's, to whomsoever Rose's shall designate. Associate shall not, any time after the resignation or termination of his employment hereunder, divulge to any person any information or fact relating to the conduct and management of Rose's, which shall have come to his knowledge in the course of his employment and the disclosure of which would cause damage or loss to Rose's or result in the disclosure of confidential or proprietary information regarding Rose's or any of its members.

        7. Restrictive Covenant: So long as this Agreement remains in effect, Associate shall not take part in any other employment or enterprise which (1) is in competition with Rose's; or (2) is contrary to Rose's Conflict of Interest Policy; or (3) otherwise conflicts or interferes with the full performance of his duties hereunder, without the prior written consent of the Board of Directors. Rose's shall determine the propriety and acceptability of such additional employment or enterprise at its sole discretion.

        8. Indemnification: Rose's agrees to indemnify and hold harmless Associate for any legal, including attorneys fees, or court expenses he may incur while acting within the proper scope of his employment, which right of indemnification and agreement to hold harmless shall continue in effect subsequent to any termination herewith so long as any claim or expense relates to services provided by Associate during his employment.

        9. Binding Effect: This Agreement shall be binding upon the successors and assigns of Rose's, including those that may result from merger or reorganization.

        10. Non-Assignability: Associate's rights and benefits under this Agreement are personal to him and such right and benefits shall not be subject to voluntary or involuntary assignment, alienation or transfer, except to the extent such rights and benefits are lawfully available to Associate's spouse, estate or beneficiary upon his death.

        11. Governing Law: This Agreement shall be governed by the laws of the State of North Carolina without regard to its conflicts of law principles, provided that the duties of Associate as described in Section 2 hereof shall be interpreted in accordance with the laws of the State of Delaware.


        12. Severability: In the event any of the provisions of this Agreement are held to be unenforceable by a court of competent jurisdiction, it is understood that the provision(s) affected thereby shall not be terminated, but shall be deemed amended to the extent required to render them valid and enforceable, and this validity and enforceability of the other provisions of this Agreement shall not be affected thereby.

        13. Waiver: Either party's failure to demand strict performance and compliance with any part of this Agreement shall not be deemed to be a waiver of any of such party's rights under this Agreement or by operation of law.
The waiver by either party of any breach of any provisions of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach of this Agreement by such other party.

        14. Entire Agreement: Associate and Rose's acknowledge that this Agreement contains the full and complete agreement between them with respect to the subject matter hereof and that there are no oral or implied agreements or other modifications not specifically set forth herein. Associate and Rose's further agree that no modification of this Agreement may be made except by means of a written agreement or memorandum signed by both of them.

        15. Administration and Appeals Procedure: The appeals procedure contained in Section 8 of the Rose's Stores, Inc. Severance Program shall apply to claims by the Associate for a Severance Allowance under this Agreement, and to the extent any question should arise as to the interpretation of the Agreement, provided that all references in such Section 8 to the Program Administrator shall be deemed references to the Board of Directors for purposes of this Agreement; and the Board of Directors shall have all the powers, duties and discretion of the Program Administrator as set out in Sections 6 and 7 of the Rose's Stores, Inc. Severance Program.


        IN WITNESS WHEREOF Rose's and Associate have each dated, executed and delivered this Agreement the day and year indicated by their signatures.


                                                  ROSE'S STORES, INC.


Date:                                             By:




                                                  ASSOCIATE


Date:                                             By: