Form 10-K/A
period 1994-01-29
ROSES STORES INC
filed 1994-06-24
CIK 85149

Item 14(a) 3 Exhibits have been
                                               amended to include exhibit 99.


                              SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D. C. 20549

                                        FORM 10-K/A

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

                                  Commission File No 0-631

                                        ROSE'S STORES, INC.
                       (Exact name of registrant as specified in its charter)

                Delaware                      56-0382475
         (State or other jurisdiction of             (IRS Employer
          incorporation or organization)          Identification Number)

                           218 S. Garnett Street                       27536
                               Henderson, NC
                 (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code:    (919) 430-2600


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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

   As of April 22, 1994, 8,262,420 Voting Common shares and 10,495,586 Non-Voting Class B shares were outstanding, and the aggregate market value of the Voting Common shares (based upon the quoted closing price of these shares on that date) of Rose's Stores, Inc. held by nonaffiliates was approximately $2,397,447.








































NOTE:  Part IV, Item 14 is included.
PAGE

                                PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a)  3.  EXHIBITS

       Exhibit
         No.                                                     Page


       10.1  The Registrant's Equity Compensation Plan            Incorporated
             (incorporated by reference to the identified         by reference
             exhibit under the Registrant's Quarterly
             Report on Form 10-Q for its fiscal quarter ended October 26, 1991)

       10.2  First Amendment to Equity Compensation Plan          Previously
                                                                  Filed

       10.3  Second Amendment to Equity Compensation Plan         Previously
                                                                  Filed

       10.4  The Registrant's Variable Investment Plan            CE
             (the "Plan"), as amended and restated
             effective January 1, 1989.

       10.5  The Registrant's Employment Agreement with           Incorporated
             George L. Jones (incorporated by reference           by reference
             to Exhibit 19 to Registrant's Quarterly
             Report on Form 10-Q for the Quarter Ended
             October 26, 1991 dated December 9, 1991).

       10.6  Loan Agreement dated September 20, 1993              Incorporated
             between the Registrant and General Electric          by reference
             Capital Corporation
             (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-K dated September 20, 1993).

       10.7  The Registrant's Severance Program, as               CE
             adopted effective March 24, 1994 pursuant to order of the Bankruptcy Court presiding over the Registrant's proceeding under chapter
             11 of Title 11 of the United States Code (the
             "Court")

       10.8  The Registrant's obligations with respect to         CE
             the compensation of its officers and directors as specified in the following orders of the Court:

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

             (c)  Order Authorizing Compensation of Vice
                  Presidents and Treasurer (dated November
                  18, 1993)

             (d)  Order Authorizing Compensation of George
                  L. Jones (dated November 18, 1993)

             (e) Order Continuing Compensation of Chairman of the Board of Directors Pending Hearing
                  (dated November 18, 1993)

             (f) Order Authorizing Payment of Compensation to Directors (dated November 18, 1993)

       23.   Consent of Independent Certified Public              CE
             Accountants

       99.   Annual Report for the Rose's Stores, Inc.            CE
             Variable Investment Plan for the year ended
             December 31, 1993.

                            SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D. C. 20549

                                         FORM 11-K
 (Mark One)


 (X)                      ANNUAL REPORT PURSUANT TO SECTION 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal year ended December 31, 1993

                                             OR

 ( )                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                                 Commission File No 0-631

                        ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                                      ROSE'S STORES, INC.
                                    218 S. Garnett Street
                                     Henderson, NC 27536

       Exhibit
         No.                                                 Page

         23       Consent of Independent Certified Public     CE
                  Accountants

         99       Annual Report for the Rose's Stores,        CE
                  Inc. Variable Investment Plan for the
                  Year ended December 31, 1993

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan Administrator, Rose's Stores, Inc., has duly caused this annual report to be signed by the undersigned, thereunto duly authorized.


                                            ROSE'S STORES, INC.
                                            VARIABLE INVESTMENT PLAN




                                         BY:(signature of Tom Dowd)
                                            Tom Dowd
                                            Vice President,
                                            Human Resources

Date:  June 24, 1994

                   CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Rose's Stores, Inc.

We consent to incorporation by reference in the registration statement (No.33-45094) on Form S-8 of Rose's Stores, Inc. of our report dated April 28, 1994 relating to the statements of net assets available for Plan benefits as of December 31, 1993 and 1992 and the related statements of changes in net assets available for Plan benefits for each of the years in the three-year period ended December 31, 1993 of Rose's Stores,Inc. Variable Investment Plan and the related supplemental schedules 1, 2 and 3 for the year ended December 31, 1993 which report appears in the December 31, 1993 report on Form 11-K of Rose's Stores, Inc. Variable Investment Plan. Our report dated April 4, 1994, contains an explanatory paragraph that states that the Company's Chapter 11 filing, the leveraged financial structure, and recurring net losses resulting in the substantial elimination of stockholders' equity, raise substantial doubt about the Company's ability to continue as a going concern. Our report also included an explanatory paragraph indicating that the Company adopted Statement of Financial Accounting Standards No. 106 in 1992 and changed its method of determining retail price indices used in the valuation of LIFO inventories in 1991.


Raleigh, North Carolina                                KPMG Peat Marwick
June 24, 1994
PAGE

             ROSE'S STORES, INC.
             VARIABLE INVESTMENT PLAN

             Financial Statements and Schedules
             December 31, 1993 and 1992
             (With Independent Auditors' Report Thereon)


PAGE

                            INDEPENDENT AUDITORS' REPORT


Advisory Committee, Variable Investment Plan
Rose's Stores, Inc.:


We have audited the accompanying statements of net assets available for plan benefits of the Rose's Stores, Inc. Variable Investment Plan (the "Plan") as of December 31, 1993 and 1992 and the related statements of changes in net assets available for plan benefits for each of the years in the three-year period ended December 31, 1993. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1993 and 1992 and the changes in net assets available for plan benefits for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedules 1, 2 and 3 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                                 KPMG Peat Marwick

April 28, 1994

                         ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                     Statements of Net Assets Available for Plan Benefits

                                December 31, 1993 and 1992


                                                                                                         1993
                                                                                                                      Biltmore
                                                       Guaranteed   Diversified    Rose's                      Fixed
                                                          Income       Equity        Stock     Temporary     Income
                                                          Fund         Fund         Fund        Fund          Fund           Total
Assets:
 Investments at current value:
   Variable rate deposits - BB&T Bank                   $7,471,673              -              -             -                -
   Fidelity Magellan Equity Fund                               -          4,330,180            -             -                -
   Common stock of Rose's Stores, Inc.                         -                -          117,362           -                -
   Biltmore Fixed Income Fund                                  -                -              -             -            720,594
   Money market funds                                          -                -           59,900         68,579            -
   Loans to participants                                       -                -              -          788,721             -
        Net investments                                  7,471,673        4,330,180        177,262        857,300         720,594

Cash                                                           -                -               52             95              29
Employee contributions receivable                              -                -              -          124,086             -
Accrued income receivable                                   24,725             -               164            459           -
        Total assets                                     7,496,398        4,330,180        177,478        981,940         720,623


Net assets available for plan benefits                  $7,496,398        4,330,180        177,478        981,940         720,623



See accompanying notes to financial statements.
PAGE

                        ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                                 December 31, 1993 and 1992


                                                                                                  1992
                                             Guaranteed   Diversified      Rose's               Wachovia
                                               Income        Equity        Stock    Temporary     Bond
                                                Fund          Fund         Fund        Fund       Fund      Total      Tot
Assets:
 Investments at current value:
   Variable rate deposits - Crestar Bank      $8,164,087         -           -           -         -       8,164,087
   Fidelity Magellan Fund                           -       3,224,692        -           -         -       3,224,691
   Common stock of Rose's Stores, Inc.              -            -        986,869        -         -         986,869
   Wachovia Bond Fund                               -            -           -           -      444,783      444,783
   Money market funds                               -            -         24,600      87,400      -         112,000
   Loans to participants                            -            -           -        795,715      -         795,715
        Net investments                        8,164,087    3,224,692   1,011,469     883,115   444,783   13,728,146

Cash                                                -            -             83      17,738        29       17,850
Employee contributions receivable                   -            -           -        167,914      -         167,914
Unallocated income receivable                       -            -           -         56,515      -          56,515
Accrued income receivable                            868      285,059          79         522     3,332      289,860
        Total assets                           8,164,955    3,509,751   1,011,631   1,125,804   448,144   14,260,285

Net assets available for plan benefits        $8,164,955    3,509,751   1,011,631   1,125,804   448,144   14,260,285



See accompanying notes to financial statements.

                    ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

          Statements of Changes in Net Assets Available for Plan Benefits

              Years ended December 31, 1993, 1992 and 1991



                                                                   1993

                                                                                                      Wachovia
                                                                                                        Bond/
                                                                                                      Biltmore
                                                   Guaranteed   Diversified      Rose's                Fixed    Life
                                                      Income      Equity         Stock     Temporary   Income  Insurance
                                                       Fund        Fund          Fund         Fund      Fund   Option      Total
Additions to net assets attributed to:
 Investment income:
   Net appreciation (depreciation) in fair
     value of investments                        $      -         454,382     (878,689)        -        7,193    -      (417,114)
   Dividends                                            -         411,565         -            -       45,115    -       456,680
   Interest                                          304,855         -           1,050        3,562      -       -       309,467
                                                     304,855      865,947     (877,639)       3,562    52,308    -       349,033
   Employee contributions and roll-overs                -            -            -       1,586,451      -    128,251  1,714,702
   Other                                                -            -            -          74,821      -       -        74,821
     Total additions                                 304,855      865,947     (877,639)   1,664,834    52,308 128,251  2,138,556

Deductions from net assets attributed to:
   Plan benefits paid                                   -            -         100,280    2,463,611      -       -     2,563,891
   Insurance premiums paid                              -            -            -            -         -    128,251    128,251
   Other                                                -            -            -              80      -       -            80
     Total deductions                                   -            -         100,280    2,463,691      -    128,251  2,692,222

Net transfers of assets among funds                 (973,412)     (45,518)     143,766      654,993   220,171    -          -

     Net increase (decrease)                        (668,557)     820,429     (834,153)    (143,864)  272,479    -      (553,666)

Net assets available for plan benefits:
   Beginning of year                               8,164,955    3,509,751    1,011,631    1,125,804   448,144    -    14,260,285

   End of year                                   $ 7,496,398    4,330,180      177,478      981,940   720,623    -    13,706,619

See accompanying notes to financial statements.


PAGE

                    ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                    Years ended December 31, 1993, 1992 and 1991

                                                                  1992
                                                Guaranteed  Diversified    Rose's                  Wachovia    Life
                                                  Income       Equity      Stock      Temporary     Bond     Insurance
                                                   Fund         Fund        Fund        Fund         Fund      Option     Total
Additions to net assets attributed to:
 Investment income:
   Net appreciation (depreciation) in fair
     value of investments                      $      -        (67,063)     (25,872)        -        22,252       -       (70,863)
   Dividends                                          -        296,016         -            -        19,351       -       315,367
   Interest                                        458,263        -             944        5,941      3,605       -       468,753
                                                   458,263     228,953      (24,928)       5,941     45,208       -       713,437
   Employee contributions and roll-overs              -           -             456    1,985,643     68,099    163,719  2,217,917
   Other                                              -           -            -          89,132       -          -        89,132
     Total additions                               458,263     228,953      (24,472)   2,080,716    113,307    163,719  3,020,486


Deductions from net assets attributed to:
   Plan benefits paid                                 -           -         139,280    2,622,492       -          -     2,761,772
   Insurance premiums paid                            -           -            -            -          -       163,719    163,719
     Total deductions                                 -           -         139,280    2,622,492       -       163,719  2,925,491

Net transfers of assets among funds             (1,350,840)    140,419       84,192      791,392    334,837       -          -

     Net increase (decrease)                      (892,577)    369,372      (79,560)     249,616    448,144       -        94,995

Net assets available for plan benefits:
   Beginning of year                             9,057,532   3,140,379    1,091,191      876,188       -          -    14,165,290

   End of year                                  $8,164,955   3,509,751    1,011,631    1,125,804    448,144       -    14,260,285

See accompanying notes to financial statements.

                    ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                   Years ended December 31, 1993, 1992 and 1991

                                                                    1991
                                                   Guaranteed  Diversified   Rose's                    Life
                                                    Income       Equity      Stock      Temporary   Insurance
                                                     Fund         Fund        Fund        Fund       Option      Total
Additions to net assets attributed to:
 Investment income:
   Net appreciation (depreciation) in fair
     value of investments                         $      -       872,520    275,967         -          -    	   1,148,487
   Dividends                                             -        54,148       -            -          -           54,148
   Interest                                           675,791         14        454       10,567       -          686,826
                                                      675,791    926,682    276,421       10,567       -        1,889,461
   Employee contributions and roll-overs              132,152     38,057     37,932    1,828,171    203,321     2,239,633
   Other                                                 -          -          -           7,678       -            7,678
     Total additions                                  807,943    964,739    314,353    1,846,416    203,321     4,136,772

Deductions from net assets attributed to:
   Plan benefits paid                                    -          -        20,751    1,840,587       -        1,861,338
   Insurance premiums paid                               -          -          -            -       203,321       203,321
     Total deductions                                    -          -        20,751    1,840,587    203,321     2,064,659

Net transfers of assets among funds                     5,909   (181,823)    67,597      108,317       -             -

     Net increase (decrease)                          813,852    782,916    361,199      114,146       -        2,072,113

Net assets available for plan benefits:
   Beginning of year                                8,243,680  2,357,463    729,992      762,042       -       12,093,177

   End of year                                     $9,057,532  3,140,379  1,091,191      876,188       -       14,165,290



See accompanying notes to financial statements.

                         ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                                   Notes to Financial Statements

                                     December 31, 1993 and 1992



(l)Summary of Significant Accounting Policies

   (a)   Basis of Presentation

         The accompanying financial statements of the Rose's Stores, Inc. Variable Investment Plan (the Plan) have been prepared on an accrual basis and present the net assets available for those net assets.

   (b)   Investments in Securities

         Investments in marketable securities are stated at current value based on quotations obtained from national securities exchanges or brokerage firms. The cost basis of marketable securities is average cost for the Fidelity Magellan Fund and first-in first-out (FIFO) for Rose's Stores, Inc. common stock.

         Securities transactions are recognized on the trade date (the date the order to buy or sell is executed).

   (c)   Reconciliation to Form 5500

         The accompanying financial statements at December 31, 1993 and 1992 show benefits payable to participants who have withdrawn from the Plan as a component of net assets available for plan benefits, while Form 5500 reflects such amounts as a liability of the plan. Benefits payable of $334,714 and $211,731 are included in net assets available for plan benefits as of December 31, 1993 and 1992, respectively.

   (2)   Description of the Plan

         The Plan is a defined-contribution plan sponsored by Rose's Stores,Inc. (Rose's) and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). All Rose's employees are eligible to participate in the Plan after one year of continuous employment in which they have worked at least 1,000 hours and upon reaching 21 years of age. Effective January 1, 1991, the Plan was amended to adopt the "safe harbor" minimum coverage provisions of the Internal Revenue Code, and eliminated life insurance as a new investment option effective December 31, 1991. Participants, who were enrolled in the life insurance option prior to the Plan's amendment were allowed to continue with this investment option. In addition, the amendment envisages elimination of the PAYSOP provisions of the Plan upon receipt of a favorable private letter ruling from the Internal Revenue Service providing approval for the termination of the PAYSOP provision.

         The Plan currently offers three investment options for employee contributions. The Guaranteed Income Fund, the Diversified Equity Fund, and the Biltmore Fixed Income Fund. Participants may change their elections monthly. Due to the Plan sponsor's filing of Chapter 11 bankruptcy, the Rose's Stock Fund has not been available as an investment option since September 1, 1993.

         During 1993, Rose's filed for Chapter 11 bankruptcy. The Company is currently preparing its plan of reorganization. It is envisaged that the Plan will involve a large reduction in the Company's workforce, and therefore there may be a decrease in employee contributions to the Plan and a large number of disbursements from the Plan during 1994.

         Each participant's account is credited with the participant's contribution and an allocation of Rose's contribution, if any, and Plan earnings. Allocations are based on participant compensation or account balances as defined in the Plan. Participants are fully vested in their accounts at all times.

         The Plan permits withdrawals in the event of termination of employment, disability, death, age 59-l/2 or retirement. Withdrawals may also be made to meet certain financial hardships, as defined.

         In the event the Plan is terminated, the Trustee will assume full responsibility for the management and administration of the Plan. Upon termination of the Plan, participants may elect to receive benefits immediately, or may elect to defer benefits until they terminate their employment with Rose's or reach retirement age.

   (3)   Contributions

         Employer contributions to the Plan are discretionary. The contribution for any plan year may not exceed the net earnings of Rose's Stores, Inc. For the years ending December 31, 1993, 1992 and 1991, Rose's Stores, Inc. made no contributions to the Plan.

         Participants may contribute up to 20% of their gross annual wages.

   (4)   Investments

         The following investments exceeded 5% of the Plan's net assets at December 31, 1993:

                                                                        Market
  Investment                                        Cost                 value

     BB&T Bank - Variable rate deposits           $ 7,471,673        7,471,673
     Fidelity Magellan Equity Fund                  3,613,287        4,330,180
     Biltmore Fixed Income Fund                       730,611          720,594

         The Plan's investments are administered by Central Carolina Bank & Trust Company, N.A. During the years ended December 31, 1993, 1992 and 1991, the Plan had the following net appreciation (depreciation) in its investments:

                                                                           1993                   1992                  1991


     Fidelity Magellan Fund                            $ 454,382            (67,063)         872,520
     Common stocks - Rose's Stores, Inc.
      non-voting Class B                                (878,689)           (25,872)         275,967
     Wachovia Bond/Biltmore Fixed
      Income Fund                                          7,193             22,252                -
                                                       $(417,114)           (70,683)       1,148,487

  (5)   Loans to Participants

        The Plan permits participants to borrow 50% of their account balance, up to $50,000. These loans must be repaid through payroll deductions over-a period not to exceed four and one-half years. Prior to January 1, 1993, the interest rate to be paid on the amounts borrowed was equal to the average interest rate of the Home Equity Loan Rate at the five major commercial banks in the area at the time of the loan. The interest rate for monies borrowed in 1993 was equal to the average prime rate at the sponsor's bank, plus one percent. At December 31, 1993 and 1992, there were $788,721 and $795,715 in loans outstanding, respectively. These loans bear interest at rates ranging from 6.15% to 12.0% and are due through 1998.

  (6)   Related Party Transactions

        The Plan owned 234,723 and 239,241 shares of Rose's Stores, Inc. non-voting Class B stock at December 31, 1993 and 1992, respectively. The stock was purchased at prevailing market prices. The plan received no dividends from Rose's Stores, Inc. during the three year period ended December 31, 1993.

        All expenses of the Plan were paid by the plan sponsor, Rose's Stores, Inc. in 1993, 1992 and 1991.

  (7)   Federal Income Taxes

        The Internal Revenue Service issued its latest determination letter on May 7, 1993 which stated that the Plan and its underlying trust qualify under the applicable provisions of the Internal Revenue Code and are therefore exempt from federal income taxes.

                                                                Schedule 1
                        ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                 Item 27a - Schedule of Assets Held for Investment Purposes

                                    December 31, 1993


Par value          Identity of party and                                                  Market
or shares          description of assets                                  Cost             value

                   Variable rate deposits:
    -              BB&T Bank                                           $ 7,471,673        7,471,673

61,117.6           Mutual fund investment:
                   Fidelity Magellan Fund                                3,613,287        4,330,180
    -              Biltmore Fixed Income Fund                              730,611          720,594

 234,723           Common stock:
                   *Rose's Stores, Inc. -
                    non-voting Class B                                   1,082,758          117,362


    -              Money market funds:
                   Employee Benefit Money Market                           128,479          128,479

    -              Loans to participants with interest
                   rates ranging from 6.15% to 12.0%
                   with paymens due through 1998                           788,721          788,221

                   Total assets held for
                    investment purposes                                $13,815,529       13,557,009


*Denotes party-in-interest.

PAGE

                                                                   Schedule 2
                       ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                     Item 27d - Schedule of Reportable Transactions (1)

                              Year ended December 31, 1993

                                                                         Aggregate
                                                                           cost
                                              Aggregate    Aggregate     of assets             Net
                                               purchase      selling       sold or          realized
   Identity of party and                        price        price       distributed          gain
   description of assets                       (2)(3)       (2)(3)           (2)             (loss)


Crestar Bank - Variable Rate Deposits      $      -        8,164,087     8,164,807             -

BB&T - Variable Rate Deposits                8,630,580     1,158,907     1,158,907             -

Fidelity Magellan Fund, Inc.                 1,019,500       368,394       302,383           66,011

Biltmore Fixed Income Fund                     743,298        12,761        12,687               74

Wachovia Fixed Income Fund                     267,919       729,838       702,021           27,817

Employee Benefit Money Market Fund           3,636,300     3,619,821     3,619,821             -

(1) This schedule presents transactions in any security where the aggregate of such transactions in that security exceeds five percent of plan assets at January 1, 1993.

(2) The value of securities at the time of purchase or sale is the market value.

(3) Brokerage commissions are included in purchase prices and deducted from sales proceeds.

                                                                  Schedule 3
                      ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                   Item 27e - Schedule of Nonexempt Transactions (1)

                               Year ended December 31, 1993

                                                               Aggregate
                                                                  cost
                                     Aggregate     Aggregate    of assets               Current
                                      purchase       selling    sold or        Net       value
  Identity of party and                price         price     distributed   realized     of
  description of assets                (2)(3)        (2)(3)      (2)          (loss)     asset

Rose's Stores, Inc. - non-voting
  Class B Trustee purchased
    and sold shares                  $ 230,434     120,971      717,291    (596,320)    117,362


(1) This schedule presents party in interest transactions that are considered nonexempt by the Department of Labor's Rules and Regulations under the Employee Retirement Income Security Act of 1974.

(2) The value of securities at the time of purchase or sale is the market value.

(3) Brokerage commissions are included in purchase prices and deducted from sales proceeds.