Form 10-Q
period 1994-07-30
ROSES STORES INC
filed 1994-09-13
CIK 85149

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.  20549

  (Mark One)

    (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarterly Period Ended July 30, 1994

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
                  Class                                Shares Outstanding
Voting common stock, no par value                           8,262,420
Non-voting Class B stock, no par value                     10,495,586

                              ROSE'S STORES, INC.

                           PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
   (Amounts in thousands except per share amounts)

   The following summary of financial information, which is unaudited, reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the information presented below for the twenty-six weeks ended July 30, 1994 and July 31, 1993.

Notes:
(1)The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. The Company continues to operate as a debtor-in-possession pursuant to the provisions of Sections 1107 and 1108 of the Bankruptcy Code. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   On August 1, 1994, the Company and the major constituencies in its Chapter 11 proceeding filed a joint plan of reorganization in the United States Bankruptcy Court for the Eastern District of North Carolina. The Plan was co-sponsored by the Company's significant secured creditors and its unsecured creditors' and equity committees, and was consented to by GE Capital, Rose's debtor-in-possession lender. The Company expects to obtain approval of the Disclosure Statement by the Bankruptcy Court and submit the Plan to the Company's creditors and stockholders for their acceptance in accordance with the Bankruptcy Code by early October.

   The following summary of the Plan is not intended as a solicitation of acceptances, which can only be made after approval of the Disclosure Statement by the Bankruptcy Court. The Plan provides secured creditors, primarily senior secured noteholders, with payments reducing their debt from $108,000 at the time of filing Chapter 11 to less than $40,000. The Plan contemplates a four year amortizing note on the remaining debt balance at an 11% annual interest rate. The unsecured creditors will receive 100% of the shares of common stock of the reorganized company, or such portion of the stock which will provide total realization of the group's approved claims. The existing stockholders will receive warrants for the purchase of up to 30% of the reorganized company's stock on a fully diluted basis. In addition, existing stockholders will be entitled to purchase rights to receive all or a portion of the new common stock which would otherwise be distributed to the unsecured creditors. All currently outstanding shares of stock, warrants and options will be canceled. In order for the Plan to be effective, certain conditions must be met, including the following: (a) the Company must have made all required adequate protection payments to the secured lenders, and (b) the Company must have an operating cash flow of at least $25,000 as of December 31, 1994.

   The Company has received a post confirmation exit financing commitment. The commitment is for a three year revolving credit agreement which would, subject to the satisfaction of the terms and conditions contained therein, allow the Company to borrow up to $80,000.

(2)The operating results presented herein are not necessarily indicative of the operating results for a full year due to seasonal factors.

(3)Included in the reorganization costs for the second quarter of 1994 is a $12,000 reduction of the first quarter charge of $55,000 for the costs of closing 59 stores in 1994 and to realign corporate and administrative costs accordingly. This reduction resulted from better than expected going-out-of-business sales proceeds and less than expected closing costs.

(4)Certain reclassifications were made to 1993 balances to conform to the 1994 presentation. These reclassifications have no effect on stockholders' equity.

(5)LIFO expense (credit) is included as an adjustment to reconcile net loss to net cash used in operating activities in the statements of cash flows because LIFO expense (credit) is a noncash item included in cost of sales to adjust inventories stated on a FIFO basis to a LIFO basis.

                                        ROSE'S STORES, INC.
                                       DEBTOR-IN-POSSESSION
                          CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in Thousands Except Per Share Amounts)

                                        Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                         July 30,   July 31,      July 30,     July 31,
                                             1994        1993          1994         1993

Revenue:
  Gross sales                            $  175,231     301,831     $  349,814     589,877
  Leased department sales                     6,368      12,087         11,882      21,149
  Net sales                                 168,863     289,744        337,932     568,728
  Leased department income                    1,150       2,110          2,450       4,124
    Total revenue                           170,013     291,854        340,382     572,852
Costs and Expenses:
  Cost of sales                             127,535     225,816        254,231     434,046
  Selling, general and administrative        39,406      71,169         79,587     136,566
  Depreciation and amortization               2,387       3,262          4,862       6,476
  Interest                                    1,621       3,223          3,405       6,206
    Total costs and expenses                170,949     303,470        342,085     583,294

Earnings (Loss) Before Reorganization
   Expense                                     (936)    (11,616)        (1,703)    (10,442)
 Reorganization Expense(Note 1)               7,971        -           (50,810)       -
Net Earnings (Loss)                      $    7,035     (11,616)    $  (52,513)    (10,442)
Earnings (Loss) Per Share                $     0.38       (0.62)    $    (2.80)      (0.56)
Weighted Average Shares                      18,758      18,747         18,758      18,722

Note 1

Closed store reserve (59 closings)       $   12,000                 $  (43,000)
DIP financing fees, amortization &
  expenses                                     (510)                      (934)
Estimated professional fees                  (3,399)                    (6,514)
Other reorganization costs and
  expenses                                     (120)                      (362)
  TOTAL REORGANIZATION COSTS             $    7,971                 $  (50,810)


See notes to consolidated financial statements

                                          ROSE'S STORES, INC.
                                         DEBTOR-IN-POSSESSION
                               CONSOLIDATED BALANCE SHEETS (Unaudited)
                                        (Amounts in thousands)

                                                             July 30,      January 29,    July 31,
                                                               1994           1994           1993
Assets
 Current Assets
    Cash and cash equivalents                              $   11,009        11,955          1,108
    Accounts receivable                                        14,895        15,057         17,106
    Inventories                                               144,302       203,150        237,168
    Prepaid merchandise                                         8,809        10,757           -
    Other current assets                                        6,324         7,457          9,519
      Total current assets                                    185,339       248,376        264,901
 Property and Equipment, at cost
      Less accumulated depreciation and amortization           38,411        50,234         56,381
 Deferred Income Tax Benefits                                   6,447         6,447          5,760
 Other Assets                                                     597         3,048          4,702
                                                           $  230,794       308,105        331,744
Liabilities and Stockholders' Equity (Deficit)
 Current Liabilities
    Reclamation claims                                     $      384         4,000           -
    Current installments of long-term debt                       -             -            16,600
    Current maturities of capital lease obligations             1,571         2,374          2,371
    Bank drafts outstanding                                      -             -             4,194
    Accounts payable                                           26,190        35,507         71,505
    Federal and state income taxes                               -             -             1,153
    DIP financing                                                 595          -              -
    Short-term debt                                              -             -            14,833
    Accrued salaries and wages                                  9,364        12,295         11,486
    Reserve for store closings and remerchandising             10,747          -             4,850
    Deferred income tax liability                               6,447         6,447          5,760
    Other current liabilities                                  14,941        14,113         23,468
      Total current liabilities                                70,239        74,736        156,220

 Liabilities Subject to Settlement Under
    Reorganization Proceedings                                188,420       207,456           -
 Long-term Debt                                                  -             -            73,900
 Capital Lease Obligations                                      1,198         1,907          3,073
 Reserve for Future Store Closings                               -             -            17,443
 Deferred Income                                                1,547         2,296          3,045
 Accumulated Postretirement Benefit Obligation                  5,807         5,614          6,203
 Stockholders' Equity (Deficit)
      Voting common stock
        Authorized 30,000 shares; issued 10,800 shares          2,250         2,250          2,250
      Non-voting Class B stock
        Authorized 30,000 shares; issued 12,659 shares         18,795        18,795         18,795
      Paid-in Capital-Stock Warrants                            2,700         2,700          2,700
      Retained earnings (Accumulated deficit)                 (41,544)       10,969         66,733
                                                              (17,799)       34,714         90,478
      Treasury stock, at cost (4,701 shares at 7/31/94,
        1/29/94 and 7/31/93)                                  (18,618)      (18,618)       (18,618)
                Total stockholders' equity (deficit)          (36,417)       16,096         71,860
                                                           $  230,794       308,105        331,744

See notes to consolidated financial statements
                                         ROSE'S STORES, INC.
                                         DEBTOR-IN-POSSESSION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                        (Amounts in thousands)

                                                                For the Twenty-Six Weeks Ended
                                                                   July 30, 1994      July 31, 1993
Cash flows from operating activities:
Net earnings (loss)                                                $     (52,513)        (10,442)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                            4,862           6,476
  (Gain) loss on disposal of property and equipment                         (300)             21
  LIFO expense                                                              (576)             47
  Provision for closed stores                                             43,000            -
Cash provided by (used in) assets and liabilities:
  (Increase) decrease in accounts receivable                                 162          (3,822)
  (Increase) decrease in prepaid merchandise                               1,948            -
  (Increase) decrease in inventories                                      59,424          (4,952)
  (Increase) decrease in other current and non-current assets              1,035            (159)
  Increase (decrease) in pre and post-petition accounts payable                                (14,327)        (18,007)
  Increase (decrease) in accrued expenses and other liabilities           (2,021)         (1,171)
  Increase (decrease) in federal and state income taxes payable             -              7,711
  Increase (decrease) in reserves for closed stores      $ 28,706              (4,450)
  Non cash activities in closed store reserve:
    Provision for closed stores                           (43,000)               -
    Retirement of net book value of assets                  7,035                 255
    Write-off of leases                                       (44)               -
    Write-off of inventory                                   -                    779
  Net cash increase (decrease) in provisions for
    closed stores                                                         (7,303)         (3,416)
  Increase (decrease) in deferred income                                    (749)           (501)
  Increase (decrease) in accumulated postretirement
    benefit obligation                                                       193             188
  Other, net                                                                -                 (1)
  Net cash provided by (used in) operating activities                     32,835         (28,028)

Cash flows from investing activities:
  Purchases of property and equipment                                       (784)         (4,865)
  Proceeds from disposal of property and equipment                           715               3
Net cash provided by (used in) investing activities                          (69)         (4,862)

Cash flows from financing activities:
  Net activity on lines of credit                                        (33,134)         14,833
  Proceeds (payments) of DIP Facility                                        595            -
  Principal payments on capital lease obligations                         (1,173)         (1,196)
  Increase (decrease) in bank drafts outstanding                            -              1,066
  Other                                                                     -                194
Net cash provided by (used in) financing activities                      (33,712)         14,897

Net decrease in cash                                                        (946)        (17,993)
Cash and cash equivalents at beginning of period                          11,955          19,101
Cash and cash equivalents at end of period                         $      11,009           1,108

See notes to consolidated financial statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands)

Chapter 11 Proceedings

The Company continues to operate as a debtor-in-possession pursuant to the provisions of Sections 1107 and 1108 of the Bankruptcy Code. On August 1, 1994, the Company and the major constituencies in its Chapter 11 proceeding filed a joint plan of reorganization in the United States Bankruptcy Court for the Eastern District of North Carolina. The Plan was co-sponsored by the Company's significant secured creditors and its unsecured creditors' and equity committees, and was consented to by GE Capital, Rose's debtor-in-possession lender. The Company expects to obtain approval of the Disclosure Statement by the Bankruptcy Court and submit the Plan to the Company's creditors and stockholders for their acceptance in accordance with the Bankruptcy Code by early October. The Company anticipates seeking Court approval of the Plan prior to November 30, 1994, but there can be no assurance as to the timing of approval, the terms of the Plan upon approval or whether the Plan will be approved.


The following summary of the Plan is not intended as a solicitation of acceptances, which can only be made after approval of the Disclosure
Statement by the Bankruptcy Court. The Plan provides secured creditors, primarily senior secured noteholders, with payments reducing their debt from $108,000 at the time of filing Chapter 11 to less than $40,000.
The Plan also contemplates a four year amortizing note on the remaining debt balance at an 11% annual interest rate. The unsecured creditors will receive 100% of the shares of common stock of the reorganized company, or such portion of the stock which will provide total realization of the group's approved claims. The existing stockholders will receive warrants for the purchase of up to 30% of the reorganized company's stock on a fully diluted basis. In addition, existing stockholders will be entitled to purchase rights to receive all or a portion of the new common stock which would otherwise be distributed to the unsecured creditors. All currently outstanding shares of stock, warrants and options will be canceled. In order for the Plan to be effective, certain conditions must be met, including the following: (a) the Company must have made all required adequate protection payments to the secured lenders, and (b) the Company must have an operating cash flow of at least $25,000 as of December 31, 1994.

Following acceptance or rejection of the plan by impaired classes and equity security holders, the Bankruptcy Court after notice and a hearing would consider whether to confirm the plan. Among other things, to confirm a plan the Bankruptcy Court is required to find (i) with respect to each impaired class of creditors and equity security holders, that each holder of a claim or interest of such class either (a) will, pursuant to the plan, receive or retain property of a value, as of the effective date of the plan, that is at least as much as such holder would have received in a liquidation on such date of the Company, or (b) has accepted the plan, (ii) with respect to each class of claims or equity security holders, that such class has accepted the plan or such class is not impaired under the plan and (iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the Company or any successors unless such liquidation or reorganization is proposed in the plan.

The Company has received a post confirmation exit financing commitment. The commitment is for a three year revolving credit agreement which would, subject to the satisfaction of the terms and conditions contained therein, allow the Company to borrow up to $80,000.

Under the Bankruptcy Code, the rights of stockholders and pre-petition creditors may be substantially altered by the plan of reorganization, either voluntarily or by order of the Bankruptcy Court. The Company's plan of reorganization permits the Company to fund its current operations and meet its obligations to creditors (as they are restructured under the plan) out of the projected cash flow generated by the Company after approval and confirmation of the plan. The Company's objective is subject to a number of factors, some of which are within the ability of the Company to control and others of which are not. At this time it is not possible to predict whether the Company will achieve its objective or the effect of the plan of reorganization on the rights of creditors and stockholders of the Company.

On confirmation of a plan of reorganization, the Company expects to utilize "Fresh Start Accounting" in accordance with the guidelines for accounting for emergence from bankruptcy. Fresh Start Accounting is expected to result in a restatement of Company assets and liabilities to reflect current values.

Revenue

The Company reported sales for the second quarter of 1994 of $175,231, a decrease of $126,600 or 41.9% from the second quarter of 1993, and year-to-date sales were $349,814, a decrease of $240,063 or 40.7% from last year. Sales on a comparable store basis decreased 2.6% for the second quarter and .3% year-to-date.

Costs and Expenses

Year-to-date cost of sales as a percent to net sales was 75.2% for 1994 and 76.3% for 1993. Increases in markdowns as a percent of sales were more than offset by increases in markon and decreases in the shrink percent to sales.

Selling, general and administrative expenses (SG&A) as a percent of sales for the second quarter were 23.3% in 1994 and 24.6% in 1993. Year-to-date SG&A expenses as a percentage of sales were 23.6% in 1994 and 24.0% in 1993.

Included in the reorganization costs for the second quarter of 1994 is a $12,000 reduction of the first quarter provision of $55,000 for the costs of closing 59 stores in 1994 and to realign corporate and administrative costs accordingly. This reduction resulted from better than expected going-out-of-business sales proceeds and less than expected closing costs. Current year operating results exclude the results of these 59 stores.

Also included in reorganization costs for the second quarter of 1994 is $4,029 and year-to-date is $7,810 for professional fees, DIP fees and expense amortizations, and other expenditures related directly to the Chapter 11 filing.

Liquidity and Capital Resources

At the end of the second quarter of 1994, the Company had $595 outstanding under its DIP facility. The Company invested $506 in cash for property and equipment in the second quarter of 1994 compared to $3,074 invested in the second quarter of 1993. Year-to-date cash investment in property and equipment was $784 in 1994 compared to $4,865 in 1993.

The Company received over $78,000 in gross proceeds from the second going-out-of-business (GOB2) sales in the 59 stores. To-date, the Company has paid the pre-petition secured lenders $37,800 of the net proceeds from the encumbered GOB2 stores.

Cash provided by operating activities was $55,853 in the second quarter of 1994 and $32,835 year-to-date. Cash used in operating activities during 1993 were $2,501 in the second quarter and $28,028 year-to-date. Rose's management expects the Company to realize positive cash flow from its 1994 operations. The filing under Chapter 11 will protect the Company from its pre-petition creditors while the plan of reorganization is being confirmed. The adequacy of the Company's capital resources and long-term liquidity cannot be determined until the plan is confirmed by the Bankruptcy Court.

Other

The Board of Directors of Rose's Stores, Inc. announced on August 23, 1994 that R. Edward Anderson, previously the Company's Executive Vice President of Finance, had been elected to the office of President and Chief Executive Officer, succeeding George L. Jones who resigned on August 16, 1994. The appointment was made at a meeting of the Board of Directors after consultation with representatives of the major constituencies in the Company's Chapter 11 proceedings, including the Unsecured Creditors' Committee, the Equity Committee, and the Pre-Petition Secured Noteholders. The Board also elected Mr. Anderson to the additional position of Chairman of the Board of Directors, filling a vacancy created by the resignation of Lucius H. Harvin, III.

PART II.  OTHER INFORMATION



     No securities (debt or equity) which were not registered under the Securities Act of 1933 were sold by the registrant during the fiscal quarter ended July 30, 1994.

ITEM 1:  Legal Proceedings (Dollar amounts in thousands)

The Company's business ordinarily results in a number of negligence and tort actions, most of which arise from injuries on store premises, injuries from a product, or false arrest and detainer arising from apprehending suspected shoplifters. The Company's liability for uninsured general damages and punitive damages is not considered material. No legal proceedings presently pending by or against the Company are described because the Company believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Company.

On September 5, 1993, the Company filed a voluntary Petition for Relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Eastern District of North Carolina (the "Bankruptcy Court") Case No. 93-01365-5-ATS (the "Chapter 11 Case").

The Chapter 11 Case is described in the Form 10-K of the Company for the year ended January 30, 1994 and subsequent Form 10-Qs and Form 8-Ks.
The following discussion sets forth certain developments in the Chapter 11 Case during the second quarter of 1994 and through the date hereof, but is not intended to be an exhaustive summary. For additional information regarding the effect of the Chapter 11 Case on the Company, reference should be made to the Bankruptcy Code.

On August 1, 1994 the Company filed with the Court a proposed Joint Plan of Reorganization (the "Plan") with the consent of the official unsecured creditors committee, the pre-petition secured senior noteholders, and the official equity committee. A copy of the Plan is attached as Exhibit 10.1 to the Form 8-K dated August 1, 1994. Various ancillary agreements required to effectuate the Plan are expected to be negotiated with the official unsecured creditors committee, the Pre-Petition Lenders, the official equity committee and any Plan/exit funder, and filed at a later date.

The Company expects to obtain approval of the Disclosure Statement by the Bankruptcy Court and submit the Plan to the Company's creditors and stockholders for their acceptance in accordance with the Bankruptcy Code by early October. The Company anticipates seeking Court approval of the Plan prior to November 30, 1994, but there can be no assurance as to the timing of approval, the terms of the Plan upon approval or whether the Plan will be approved.

Post-Petition Litigation with Pre-Petition Lenders

On February 3, 1994, the Collateral Agent for the Pre-Petition Lenders filed adversary proceeding number 94-00003-5-AP against the Company, asking the Bankruptcy Court to determine the validity, priority and extent of their lien claims on assets of the bankruptcy estate. On the following day, the Company filed adversary proceeding number 94-00004-5-AP against the Pre-Petition Lenders challenging the liens of the Pre-Petition Lenders. The two separate adversary proceedings were consolidated by order of the Bankruptcy Court entered on March 3, 1994. On June 14, 1994, the Court indicated that it would allow dismissal of the fraud related causes of action against the Pre-Petition Lenders arising under Section 547 of the Bankruptcy Code until the Company achieved an agreement with the Pre-Petition Lenders regarding the terms of a consensual joint Plan.



ITEM 6:  Exhibits and Reports on Form 8-K

     (a) All exhibits included in the Company's 1993 Form 10K are included herein by reference.

         Exhibit 10.1, Proposed Joint Plan of Reorganization dated August 1, 1994 is incorporated by reference from the Report on Form 8-K dated August 1, 1994.

     (b) Report on Form 8-K dated August 1, 1994, reporting under Item 5 the filing with the Court of the proposed Joint Plan of Reorganization with the consent of the official unsecured creditors committee, the pre-petition secured senior noteholders, and the official equity committee.

     (c) Report on Form 8-K dated August 16, 1994, reporting under Item 5 the election by the Board of Directors of R. Edward Anderson to President and Chief Executive Officer, and a director of the Company, filling the vacancy created by the resignation of George Jones as President, Chief Executive Officer and a director . The Board also elected Mr. Anderson Chairman of the Board of Directors filling the vacancy created by the resignation of Lucius H. Harvin, III, as a director and as Chairman of the Board of Directors.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ROSE'S STORES, INC.


Date                                By

                                            R. Edward Anderson
                                                  President,
                                                  Chief Executive Officer





      Date                                By

                                                  Jeanette R. Peters
                                                  Vice President and
                                                  Controller
                                                  (Chief Accounting Officer)