Form 10-Q/A
period 1994-07-30
ROSES STORES INC
filed 1994-12-07
CIK 85149

[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM ROSE'S STORES, INC. FORM 10-Q FOR THE QUARTER ENDED JULY 30, 1994 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS
[/LEGEND]
[CIK] 0000085149
[NAME] ROSE'S STORES, INC
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   QTR-2
[FISCAL-YEAR-END]                          JAN-28-1995
[PERIOD-END]                               JUL-30-1994
[CASH]                                          11,009
[SECURITIES]                                         0
[RECEIVABLES]                                   14,895
[ALLOWANCES]                                         0
[INVENTORY]                                    144,302
[CURRENT-ASSETS]                               185,339
[PP&E]                                         126,760
[DEPRECIATION]                                (88,349)
[TOTAL-ASSETS]                                 230,794
[CURRENT-LIABILITIES]                           70,239
[BONDS]                                              0
[COMMON]                                        21,045
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                    (57,462)
[TOTAL-LIABILITY-AND-EQUITY]                   230,794
[SALES]                                        337,932
[TOTAL-REVENUES]                               340,382
[CGS]                                          254,231
[TOTAL-COSTS]                                  254,231
[OTHER-EXPENSES]                                84,449
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               3,405
[INCOME-PRETAX]                               (52,513)<F1>
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                           (52,513)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (52,513)
[EPS-PRIMARY]                                   (2.80)
[EPS-DILUTED]                                   (2.80)

<F1>INCLUDES REORGANIZATION EXPENSE OF $50,810.