Form 10-Q
period 1994-10-29
ROSES STORES INC
filed 1994-12-09
CIK 85149

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.  20549

  (Mark One)

    (X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarterly Period Ended October 29, 1994

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

      The following summary of financial information, which is unaudited, reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the information presented below for the thirty-nine weeks ended October 29, 1994 and October 30, 1993.

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

      On August 1, 1994, the Company and the major constituencies in its Chapter 11 proceeding filed a joint plan of reorganization in the United States Bankruptcy Court for the Eastern District of North Carolina. The Plan was co-sponsored by the Company's significant secured creditors and its unsecured creditors' and equity committees, and was consented to by GE Capital, Rose's debtor-in-possession lender. On October 5, 1994 the Company filed its Amended Joint Plan of Reorganization (the "Amended Plan") and an Amended Disclosure Statement. The Bankruptcy Court approved the Amended Disclosure Statement and soon thereafter the Amended Plan was submitted to the Company's creditors and stockholders for acceptance. The Company anticipates seeking Court approval of the Amended Plan in mid December, but there can be no assurance as to the timing of approval, the terms of the Amended Plan upon approval or whether the Amended Plan will be approved.

      The following summary of the Plan is not intended as a solicitation of acceptances. The Plan provides secured creditors, primarily senior secured noteholders, with payments reducing their debt from $108,000 at the time of filing Chapter 11 to less than $30,000. The Plan contemplates a four year amortizing note on the remaining debt balance at an 11% annual interest rate. The unsecured creditors will receive 100% of the shares of common stock of the reorganized company, or such portion of the stock which will provide total realization of the group's approved claims. The existing stockholders will receive warrants for the purchase of up to 30% of the reorganized company's stock on a fully diluted basis. In addition, existing stockholders will be entitled to purchase rights to receive all or a portion of the new common stock which would otherwise be distributed to the unsecured creditors. All currently outstanding shares of stock, warrants and options will be canceled. In order for the Plan to be effective, certain conditions must be met, including, but not limited to, the following: (a) the Company must have made all required adequate protection payments to the secured lenders, and (b) the Company must have an operating cash flow of at least $25,000 as of December 31, 1994.

      The Company has received a post confirmation exit financing commitment. The commitment is for a three year revolving credit agreement which would, subject to the satisfaction of the terms and conditions contained there-in, allow the Company to borrow up to $80,000.

(2) The operating results presented herein are not necessarily indicative of the operating results for a full year due to seasonal factors.

(3) Included in the reorganization costs for 1994 is a $43,000 provision for the costs of closing 59 stores in 1994 and to realign corporate and administrative costs accordingly.

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

                                        ROSE'S STORES, INC.
                                       DEBTOR-IN-POSSESSION
                          CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in Thousands Except Per Share Amounts)

                                         Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                       October 29, October 30,   October 29,  October 30,
                                             1994        1993          1994         1993

Revenue:
  Gross sales                            $  178,531     276,301     $  528,345      866,178
  Leased department sales                     6,088      10,192         17,970       31,341
  Net sales                                 172,443     266,109        510,375      834,837
  Leased department income                    1,248       1,927          3,698        6,051
    Total revenue                           173,691     268,036        514,073      840,888
Costs and Expenses:
  Cost of sales                             129,178     206,152        383,409      640,198
  Selling, general and administrative        39,313      72,950        118,900      209,516
  Depreciation and amortization               2,246       3,291          7,108        9,767
  Interest                                    1,520       3,091          4,925        9,297
    Total costs and expenses                172,257     285,484        514,342      868,778

Earnings (Loss) Before
  Reorganization Expense                      1,434     (17,448)          (269)     (27,890)
Reorganization Costs (Note 1)                (3,936)    (40,416)       (54,746)     (40,416)
Net Loss                                 $   (2,502)    (57,864)    $  (55,015)     (68,306)
Loss Per Share                           $    (0.13)      (3.08)    $    (2.93)       (3.65)
Weighted Average Shares                      18,758      18,758         18,758       18,734


Note 1

Write-off of Bank Facility Costs         $     -         (4,528)    $     -          (4,528)
Closed Store lease rejections                  -         13,026           -          13,026
Closed store provision                         -        (44,500)       (43,000)     (44,500)
DIP financing fees,
 amortization & expenses                       (844)       (798)        (1,778)        (798)
Estimated professional fees                  (2,817)     (3,276)        (9,331)      (3,276)
Other reorganization costs and
  expenses                                     (275)       (340)          (637)        (340)
  TOTAL REORGANIZATION COSTS             $   (3,936)    (40,416)    $  (54,746)     (40,416)

See notes to consolidated financial statements

                                          ROSE'S STORES, INC.
                                         DEBTOR-IN-POSSESSION
                               CONSOLIDATED BALANCE SHEETS (Unaudited)
                                        (Amounts in thousands)

                                                           October 29,     January 29,   October 30,
                                                               1994           1994           1993
 Assets
 Current Assets
    Cash and cash equivalents                              $      620        11,955          5,128
    Accounts receivable                                        23,109        15,057         23,494
    Inventories                                               164,841       203,150        271,999
    Prepaid merchandise                                         6,390        10,757         33,949
    Other current assets                                        7,455         7,457          9,521
      Total current assets                                    202,415       248,376        344,091
 Property and Equipment, at cost
      Less accumulated depreciation and amortization           36,297        50,234         56,026
 Deferred Income Tax Benefits                                   6,447         6,447          5,760
 Other Assets                                                     272         3,048          1,681
                                                           $  245,431       308,105        407,558
Liabilities and Stockholders' Equity (Deficit)
 Current Liabilities
    Reclamation claims                                     $      266         4,000         20,353
    Current maturities of capital lease obligations             1,010         2,374          2,372
    Bank drafts outstanding                                       445          -              -
    Accounts payable                                           33,505        35,507         52,442
    Federal and state income taxes                               -             -             1,307
    DIP financing                                              34,975          -            27,219
    Accrued salaries and wages                                  6,892        12,295         10,105
    Reserve for store closings and remerchandising              5,720          -            31,346
    Deferred income tax liability                               6,447         6,447          5,760
    Other current liabilities                                  12,725        14,113         22,534
      Total current liabilities                               101,985        74,736        173,438

 Liabilities Subject to Settlement Under
    Reorganization Proceedings                                173,248       207,456        208,640
 Capital Lease Obligations                                        892         1,907          2,490
 Deferred Income                                                2,229         2,296          2,671
 Accumulated Postretirement Benefit Obligation                  5,996         5,614          6,323
 Stockholders' Equity (Deficit)
      Voting common stock
        Authorized 30,000 shares; issued 10,800 shares          2,250         2,250          2,250
      Non-voting Class B stock
        Authorized 30,000 shares; issued 12,659 shares         18,795        18,795         18,795
      Paid-in Capital-Stock Warrants                            2,700         2,700          2,700
      Retained earnings (Accumulated deficit)                 (44,046)       10,969          8,869
                                                              (20,301)       34,714         32,614
      Treasury stock, at cost (4,701 shares at 10/29/94,
        1/29/94 and 10/30/93)                                 (18,618)      (18,618)       (18,618)
                Total stockholders' equity (deficit)          (38,919)       16,096         13,996
                                                           $  245,431       308,105        407,558

See notes to consolidated financial statements

                                         ROSE'S STORES, INC.
                                         DEBTOR-IN-POSSESSION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                        (Amounts in thousands)

                                                          For the Thirty-Nine Weeks Ended
                                                                      October 29,     October 30,
                                                                         1994            1993
Cash flows from operating activities:
Net earnings (loss)                                                  $   (55,015)        (68,306)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                            7,108           9,767
  (Gain) loss on disposal of property and equipment                         (278)             69
  LIFO expense                                                            (2,079)            282
  Provision for closed stores                                             43,000          31,474
  Write-off of old bank fees                                                -              4,528
Cash provided by (used in) assets and liabilities:
  (Increase) decrease in accounts receivable                              (8,052)        (10,210)
  (Increase) decrease in prepaid merchandise                               4,367         (33,949)
  (Increase) decrease in inventories                                      40,388         (40,018)
  (Increase) decrease in other current and non-current assets                229          (1,677)
  Increase (decrease) in pre and post-petition accounts payable           (6,257)         62,190
  Increase (decrease) in accrued expenses and other liabilities           (6,709)         (1,107)
  Increase (decrease) in federal and state income taxes payable             -              7,865
  Increase (decrease) in reserves for closed stores      $ 21,130              25,957
  Non cash activities in closed store reserve:
    Provision for closed stores                           (43,000)            (31,474)
    Retirement of net book value of assets                  7,018                 255
    Write-off of leases                                      (114)               -
    Write-off of inventory                                  2,549                 779
  Net cash increase (decrease) in provisions for
    closed stores                                                        (12,417)         (4,483)
  Increase (decrease) in deferred income                                     (67)           (875)
  Increase (decrease) in accumulated postretirement
    benefit obligation                                                       382             317
  Net cash provided by (used in) operating activities                      4,600         (44,133)

Cash flows from investing activities:
  Purchases of property and equipment                                     (1,275)         (7,856)
  Proceeds from disposal of property and equipment                           733               8
Net cash provided by (used in) investing activities                         (542)         (7,848)

Cash flows from financing activities:
  Proceeds (payments) of debt                                            (49,179)         15,500
  Proceeds (payments) of DIP Facility                                     34,975          27,219
  Principal payments on capital lease obligations                         (1,634)         (1,777)
  Increase (decrease) in bank drafts outstanding                             445          (3,128)
  Other                                                                     -                194
Net cash provided by (used in) financing activities                      (15,393)         38,008

Net decrease in cash                                                     (11,335)        (13,973)
Cash and cash equivalents at beginning of period                          11,955          19,101
Cash and cash equivalents at end of period                           $       620           5,128

See notes to consolidated financial statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands)

Chapter 11 Proceedings

The Company continues to operate as a debtor-in-possession pursuant to the provisions of Sections 1107 and 1108 of the Bankruptcy Code. On August 1, 1994, the Company and the major constituencies in its Chapter 11 proceeding filed a joint plan of reorganization in the United States Bankruptcy Court for the Eastern District of North Carolina. The Plan was co-sponsored by the Company's significant secured creditors and its unsecured creditors' and equity committees, and was consented to by GE Capital, Rose's debtor-in-possession lender. On October 5, 1994 the Company filed its Amended Joint Plan of Reorganization (the "Amended Plan") and an Amended Disclosure Statement. The Bankruptcy Court approved the Amended Disclosure Statement and soon thereafter the Amended Plan was submitted to the Company's creditors and stockholders for acceptance. The Company anticipates seeking Court approval of the Amended Plan in mid December, but there can be no assurance as to the timing of approval, the terms of the Amended Plan upon approval or whether the Amended Plan will be approved.

The following summary of the Plan is not intended as a solicitation of acceptances. The Plan provides secured creditors, primarily senior secured noteholders, with payments reducing their debt from $108,000 at the time of filing Chapter 11 to less than $30,000. As of the end of the third quarter, this debt has been reduced to $42,681. The Plan also contemplates a four year amortizing note on the remaining debt balance at an 11% annual interest rate. The unsecured creditors will receive 100% of the shares of common stock of the reorganized company, or such portion of the stock which will provide total realization of the group's approved claims. The existing stockholders will receive warrants for the purchase of up to 30% of the reorganized company's stock on a fully diluted basis. In addition, existing stockholders will be entitled to purchase rights to receive all or a portion of the new common stock which would otherwise be distributed to the unsecured creditors. All currently outstanding shares of stock, warrants and options will be canceled. In order for the Plan to be effective, certain conditions must be met, including, but not limited to, the following: (a) the Company must have made all required adequate protection payments to the secured lenders, and (b) the Company must have an operating cash flow of at least $25,000 as of December 31, 1994.

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

Revenue

The Company reported sales for the third quarter of 1994 of $178,531, a decrease of $97,770 or 35.4% from the third quarter of 1993, and year-to-date sales were $528,345, a decrease of $337,833 or 39.0% from last year. Sales on a comparable store basis increased 8.6% for the third quarter and 2.6% year-to-date. Sales for the third quarter last year were negatively affected by out-of-stocks relating to the Chapter 11 filing in September, 1993.

Costs and Expenses

Year-to-date cost of sales as a percent to net sales was 75.1% for 1994 and 76.7% for 1993. Increases in markdowns as a percent of sales were more than offset by increases in markon, decreases in the shrink percent to sales, and increases in the LIFO credit. For the third quarter, cost of sales as a percent to net sales was 74.9% compared to 77.5% last year. This decrease was due primarily to a decrease in the shrink rate and the effect of a LIFO credit versus LIFO expense last year.

Selling, general and administrative expenses (SG&A) as a percent of net sales for the third quarter were 22.8% in 1994 and 27.4% in 1993. Year-to-date SG&A expenses as a percentage of sales were 23.3% in 1994 and 25.1% in 1993. The SG&A rates for the year and the quarter were positively affected by the closing of 102 unprofitable stores. The same store sales increase also had a positive impact on the SG&A rate for the quarter.

Included in the reorganization costs are closed store provisions of $43,000 in 1994 for 59 closings, and $44,500 in 1993 for 43 closings. Current year operating results exclude the results of these 102 stores. Also included in reorganization costs for year-to-date 1994 is $11,746 for professional fees, DIP fees and expense amortizations, and other expenditures related directly to the Chapter 11 filing.

Liquidity and Capital Resources

At the end of the third quarter of 1994, the Company had $34,975 outstanding under its DIP facility. The Company invested $491 in cash for property and equipment in the third quarter of 1994 compared to $2,991 invested in the third quarter of 1993. Year-to-date cash investment in property and equipment was $1,275 in 1994 compared to $7,856 in 1993.

Cash used by operating activities was $28,235 in the third quarter of 1994. Cash provided by operating activities was $4,600 year-to-date. Cash used in operating activities during 1993 were $16,105 in the third quarter and $44,133 year-to-date. Rose's management expects the Company to realize positive cash flow from its 1994 operations. The filing under Chapter 11 will protect the Company from its pre-petition creditors while the plan of reorganization is being confirmed. The adequacy of the Company's capital resources and long-term liquidity cannot be determined until the plan is confirmed by the Bankruptcy Court.

                        PART II.  OTHER INFORMATION


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

The Chapter 11 Case is described in the Form 10-K of the Company for the year ended January 30, 1994 and subsequent Form 10-Qs and Form 8-Ks.
The following discussion sets forth certain developments in the Chapter 11 Case during the third quarter of 1994 and through the date hereof, but it is not intended to be an exhaustive summary. For additional information regarding the effect of the Chapter 11 Case on the Company, reference should be made to the Bankruptcy Code.

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

On October 5, 1994 the Company filed its Amended Joint Plan of Reorganization (the "Amended Plan") and an Amended Disclosure Statement. The Bankruptcy Court approved the Amended Disclosure Statement and soon thereafter the Amended Plan was submitted to the Company's creditors and stockholders for acceptance. The Company anticipates seeking Court approval of the Amended Plan in mid December, but there can be no assurance as to the timing of approval, the terms of the Amended Plan upon approval or whether the Amended Plan will be approved.

ITEM 6:  Exhibits and Reports on Form 8-K

     (a) All exhibits included in the Company's 1993 Form 10K are included herein by reference.

         Exhibit 10.1, Proposed Joint Plan of Reorganization dated August 1, 1994 is incorporated by reference from the Report on Form 8-K dated August 1, 1994.

         Exhibit 10.1, Order of United States Bankruptcy Court Eastern District of North Carolina Raleigh Division dated October 5, 1994 is incorporated by reference from the Report on Form 8-K dated August 1, 1994.

         Exhibit 10.2, First Amended Disclosure Statement Related to First Amended Joint Plan of Reorganization dated October 4, 1994 is incorporated by reference from the Report on Form 8-K dated October 5, 1994.

         Exhibit 10.3, Proposed First Amended Joint Plan of
         Reorganization dated October 4, 1994 is incorporated by reference from the Report on Form 8-K dated October 5, 1994.

     (b) Report on Form 8-K dated October 5, 1994, reporting under Item 5 that the Court issued an order approving as containing "adequate information" under Section 1125 of the Bankruptcy Code a First Amended Disclosure Statement that describes the proposed First Amended Joint Plan of Reorganization and approving the solicitation of acceptances and rejections of the Plan from various classes of creditors and equity holders prior to the Court holding a confirmation hearing.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ROSE'S STORES, INC.


Date December 9, 1994                    By /s/ R. Edward Anderson

                                            R. Edward Anderson
                                            President,
                                            Chief Executive Officer





Date December 9, 1994                    By /s/ Jeanette R. Peters

                                            Jeanette R. Peters
                                            Senior Vice President,
                                            Chief Financial Officer