Form 10-Q/A
period 1994-07-30
ROSES STORES INC
filed 1995-01-24
CIK 85149

FORM 10-Q/A

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

ITEM 6:  Exhibits and Reports on Form 10-Q/A

         Exhibit 27 - FDS for 2nd Quarter Ended July 30, 1994

                                    SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ROSE'S STORES, INC.


Date                                By   /s/

                                                R. Edward Anderson
                                                  President,
                                                  Chief Executive Officer





Date                                By      /s/

                                                  Jeanette R. Peters
                                                  Vice President and Controller
                                                  (Chief Accounting Officer)