Form 10-K
period 1995-01-28
ROSES STORES INC
filed 1995-04-27
CIK 85149

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D. C. 20549

                                                    FORM 10-K
    (Mark One)

    (X)                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE SECURITIES EXCHANGE ACT OF 1934

                                 For the fiscal year ended January 28, 1995
                                                        OR

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

                             Voting Common Stock, No Par Value

                          Non-Voting Class B Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days. Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amend-ment to this Form 10-K. ( X )

                            (continued on following page)

                            (continued from previous page)

    As of April 18, 1995, 8,262,420 Voting Common shares and 10,495,586 Non-Voting Class B shares were outstanding, and the aggregate market value of the Voting Common shares (based upon the quoted closing price of these shares on that date) of Rose's Stores, Inc. held by nonaffiliates was approximately $1,656,676.

PART I

ITEM 1:  BUSINESS

         (a)  General Development of Business

     Rose's* was organized in 1915 as a family partnership consisting of Paul
H. Rose and his wife, Emma M. Rose, who together opened a "5-10-25" store in Henderson, North Carolina. By 1927, when there were 28 stores, the business was incorporated in the state of Delaware under the name of "Rose's 5, 10 & 25 Stores, Inc.". In 1962, the name was changed to "Rose's Stores, Inc.". Over the years, Rose's has opened stores of a larger size. As a result, Registrant's business has evolved from a chain of 5, 10 & 25 cents stores to a chain of general merchandise discount stores.

     On September 5, 1993, Rose's filed a voluntary petition for Relief under Chapter 11, Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of North Carolina (the "Bankruptcy Court"). Rose's is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court. In the Chapter 11 case, substantially all liabilities as of the date of the filing of the petition for reorganization are subject to settlement under a plan of reorganization which was confirmed by the Bankruptcy Court on December 14, 1994. Details of the bankruptcy proceed-ings are discussed in Note 1 of the Consolidated Financial Statements.

         (b) Industry Segments Registrant's business does not include industry segments as defined under the Act.

         (c)  Narrative Description of Business

     At the end of its last fiscal year, Registrant was operating 113 retail stores in a region extending from Delaware to Georgia and westward to the Mississippi Valley. All store buildings are leased. The stores range in size from 24,000 square feet to 75,000 square feet. During the year, Rose's opened no new stores and closed 59 stores. Rose's anticipates closing approximately seven stores during the 1995 fiscal year.

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

     Sales are primarily for cash, although credit cards such as MASTERCARD, VISA and DISCOVER are honored. During the past fiscal year, credit card sales amounted to approximately 12% of gross sales in its 113 stores. Sales are directly affected by general economic conditions in the southeastern states, consumer spending, and disposable income.


* Reference in this Annual Report on Form 10-K to "Rose's", the "Registrant", or "the Company" shall mean Rose's Stores, Inc.

     Merchandising Inventories are purchased in two principal ways. Buyers purchase and distribute merchandise to the various stores, and the store man-agers purchase merchandise for their individual stores from listings and sources approved by buyers. Rose's purchases from a large number of suppliers and sells to a large number of customers and does not believe that the loss of any one customer or supplier would have a materially adverse effect on the Company. Rose's does not engage in any material research activities and has no plans for new product lines.

     Distribution Approximately 20% of merchandise is shipped directly to stores from suppliers, and 80% is shipped to stores from Rose's distribution and consolidating facilities located in Henderson, North Carolina. The majority of trailers used in shipping are owned by Rose's; the majority of tractors are leased.

     Seasonal Aspects of Operations Rose's business is highly seasonal and directly influenced by general economic conditions in its operating area. The fourth quarter, which includes Christmas, is the period of highest sales volume. During the past fiscal year, a total of approximately 30% of the year's gross sales were made in the fourth quarter, beginning October 30, 1994.

     Competition Rose's business is intensely competitive. Some of Rose's lines of merchandise compete directly with chains and independent stores including Sears, J. C. Penney, Belk, Leggett's and other similar stores. Other lines compete with chains and independent stores such as Wal-Mart, Kmart, Target, Ames, Hills, Jamesway, Jack Eckerd, Peoples Drug, A&P, Winn-Dixie, Lowe's, Phar-Mor, Marshall's, Office Depot and similar stores. Wal-Mart and Kmart and more recently Target and Hills have been opening stores in the areas in which Rose's stores are located. Of the 113 stores, 10 Company stores faced new competitors' openings in 1994, compared to five stores in 1993 and 26 stores in 1992. In 1995, the Company expects to have 17 stores facing new competition. Increasing competition also results from grocery and drug chains expanding merchandise lines to carry goods and products normally identified with general merchandise and variety stores. In addition, other distribution channels, such as telemarketing and catalogs also compete with stores of the Registrant.

     Associates*  Rose's employed, on a full-time or part-time basis,
approximately   8,800 persons at fiscal year-end.  Rose's considers its rela-
tions with its associates to be good.


* Persons employed by Rose's Stores, Inc.

ITEM 2:  PROPERTIES

     The following table shows the geographical distribution of the 113 Rose's stores in operation on January 28, 1995:

    State                                                Number of Stores
North Carolina                                                      53
Virginia                                                            29
Georgia                                                              8
South Carolina                                                       6
Maryland                                                             4
Mississippi                                                          4
Kentucky                                                             3
Delaware                                                             3
Tennessee                                                            2
West Virginia                                                        1

                   TOTAL                                           113

     During the fiscal year which ended January 28, 1995, Rose's opened no new stores and closed 59 stores. Registrant expects to close seven stores in the coming year. The Registrant occupies approximately 5,893,000 square feet of store space (including office, stockroom, and other non-selling areas). Rose's leases all store space from others under long-term leases which are normally for initial terms of 15 to 20 years with one or more five-year renewal options.
(See Leased Assets and Lease Commitments, Note 15, to the Consolidated Financial Statements for additional information about the Registrant's commitments under terms of long-term leases.)

     Following is a table of the number of stores opened, closed and remodeled in the last 5 years:

                               1994       1993       1992       1991       1990

Number of stores at the
  beginning of year             172        217        232        256        259
Stores opened                    -          -          -           3          2
Stores closed                   (59)       (45)       (15)       (27)        (5)
Number of stores at the
  end of year                   113        172        217        232        256

Remodeled stores                 -          21          7         -           9

     Most of the store fixtures are owned by the Registrant. The remaining fixtures are manufacturers' racks that are supplied by vendors. Most of the electronic equipment located in the stores, including point of sale equipment, is leased by Registrant.

     The Registrant owns its Executive and Buying Offices, its 860,300 square foot central warehouse, an additional consolidating warehouse containing 134,400 square feet, a 31,000 square foot graphic productions building and a 30,000 square foot data center all of which are located in Vance County, North Caro-lina. Registrant also leases facilities in Henderson, North Carolina for offices (approximately 62,000 square feet) and service facilities (approxi-mately 10,000 square feet). Subsequent to year-end, 32,000 square feet of office space was terminated and the lease for the service facilities was rejected. Registrant also owns a 78,000 square foot warehouse in Henderson, North Carolina, which is leased to a third party.

     In 1992, the Company pledged to its Pre-Petition Secured Lenders invento-ries located in approximately 73% of its current stores and a collateral pool of $26.5 million consisting of the Distribution Center and, to the extent neces-sary, its contents, and a secured interest in all other property and equipment to both the short-term and long-term lenders in return for six and one-half year notes and a working capital facility acquired May 29, 1992. Also, the Company pledged approximately $3,000,000 of inventory to a long-term lender to collat-eralize the lender's deferral of previously scheduled payments.

     The Company entered into a Debtor-in-Possession Revolving Credit Agreement (the DIP Facility) on September 20, 1993. The DIP Facility gives the lender, G.E. Capital Corporation, a super-priority claim against the property of the Company, other than real property.

     The Company has a letter of commitment for a revolving credit facility, which has been approved by the Bankruptcy Court. The revolving credit facility is described in Item 3. In addition to providing working capital for the Company, certain sums would be available for use by the Company to fully satisfy the claims of the Pre-Petition Secured Lenders and outstanding amounts under the DIP Facility as of the effective date.

ITEM 3:  LEGAL PROCEEDINGS

     The Registrant's business ordinarily results in a number of negligence and tort actions, most of which arise from injuries on store premises, injuries from a product, or false arrest and detainer arising from apprehending suspected shoplifters. General damages are covered by insurance, subject to specified self-retention amounts, and are adjusted and managed by a third party claims
management service which also manages defense of the claims.   On September 5,
1993 (the "Petition Date"), the Company filed a voluntary petition for Relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Eastern District of North Carolina (the "Bankruptcy Court"). Pursuant to Section 362 of the Bankruptcy Code, the commencement of the Chapter 11 case created an automatic stay as to claims which arose prior to the Petition Date.

     On April 26, 1994, the Bankruptcy Court approved an Alternative Dispute Resolution Procedure (the "ADR Procedure") to liquidate pre-petition liability for certain personal injury, property damage and commercial claims (the "Damages Claims"). The ADR Procedure is described on page 26 of the October 5, 1994 First Amended Disclosure Statement Relating to First Amended Joint Plan of Reorganization (the "Disclosure Statement"). Once liquidated under the provisions of the ADR Procedure, or as otherwise provided, Damages Claims will be satisfied and discharged under the terms of the Joint Plan of Reorganization (described below).

     Certain adversary proceedings were instituted during the course of the Chapter 11 proceeding between the Company and the Pre-Petition Secured Lenders relating to the validity and priority of the claims of the Pre-Petition Secured Lenders. These proceedings are described on pages 20 and 21 of the Disclosure Statement and all such claims have been resolved in favor of the Pre-Petition Secured Lenders.

     The Registrant's liability for general damages and punitive damages for claims which arose after the Petition Date is not considered material. No post-petition legal proceedings presently pending by or against the Registrant with respect to Post-Petition Date claims are described because the Registrant believes that the outcome of such litigation should not have a material adverse effect on the financial position of the Registrant.

Chapter 11 Reorganization

     The following discussion provides general background information regarding the Chapter 11 case, but is not intended as an exhaustive summary. For additional information regarding the effect of the case on the Company, refer-ence should be made to the Bankruptcy Code and to the October 5, 1994 Disclosure Statement.

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

     Although the Company was authorized to operate its business as a debtor-in-possession, it could not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval when necessary.

     An Official Unsecured Creditors' Committee and an Official Equity Committee were formed and acted during the case. These committees had the right to review and object to certain business transactions and participated in the formulation of the plan of reorganization and were joint sponsors of the plan. The Company has been required to pay certain expenses of these committees, including legal and accounting fees, to the extent allowed by the Bankruptcy Court.

     Pursuant to certain consent orders entered by the Bankruptcy Court during the course of the proceeding, the Company has closed to date 102 of its stores and used a portion of the proceeds from the sale of inventories and fixtures therefrom to reduce liabilities to the Pre-Petition Secured Lenders to $26.4 million.

     In the Chapter 11 case, substantially all liabilities as of the Petition Date were subject to settlement under a plan of reorganization voted upon by certain impaired creditors of the Company. On October 4, 1994, the Company filed with the Bankruptcy Court its First Amended Joint Plan of Reorganization (together with all amendments thereto approved by the Bankruptcy Court, the "Joint Plan of Reorganization"). This Joint Plan of Reorganization was sub= mitted to the Court on behalf of the Company, the Pre-Petition Secured Note-holders, Bank of Tokyo, Ltd., the Official Committee of Unsecured Creditors, and the Official Committee of Equity Security Holders. Capitalized terms used herein and not defined are defined in the Joint Plan of Reorganization.

     The Company's First Amended Disclosure Statement Relating to First Amended Joint Plan of Reorganization, First Amended Joint Plan of Reorganization and Related Court Order and Notice, dated October 5, 1994, was approved by the Bankruptcy Court on October 5, 1994. The Joint Plan of Reorganization was confirmed by order of the Bankruptcy Court dated December 14, 1994.

     By orders dated February 3, 1995 and February 13, 1995, the Bankruptcy Court approved technical modifications to the Joint Plan of Reorganization. In addition, the Company has filed a Motion for Approval of Modifications to the First Amended Plan of Reorganization and Entry of Order Approving Modified and Restated First Amended Joint Plan of Reorganization the primary effects of which will be (i) to provide that Class 2B (Pre-Petition Lenders' Allowed Secured Claims) shall be paid in full, in cash, contemporaneously with the closing of the Post Effective Date Financing Facility, and (ii) to delete references in the plan to the Alternative Treatment Provisions which would have required liquidation of the Company's assets if the requirements for emergence from Chapter 11 are not met.

     Subject to the conditions stated in the Joint Plan of Reorganization, as stated below, the plan shall become effective on that date (the "Effective Date") on or before April 30, 1995, on which all conditions to effectuation have been satisfied.

     The Joint Plan of Reorganization provides for, among other things, cash payments of $26.4 million to its Pre-Petition Secured Lenders and amounts owing under the DIP facility and various administrative and tax claims due at the effective date and the distribution of all of the common stock of reorganized Rose's in the amount of 10 million shares (including 150,000 shares reserved for issuance to officers of the Company as a management incentive and retention program, approved by order of the Bankruptcy Court dated February 14, 1995) to unsecured creditors to settle projected claims of $115 million to $130 million. The order of the Bankruptcy Court referenced above, dated February 14, 1995, approving the management incentive and retention program also provides for issuance of options for 550,000 shares of common stock of the Company to offi-cers which are to be issued within 90 days of the Effective Date. Additionally, shareholders of record as of the effective date of the Plan will receive their prorata share of 4,285,714 warrants. Each warrant shall entitle the holder to purchase one share of common stock of the reorganized Rose's at a price to be determined in accordance with the applicable provisions of the Plan of Reorganization. The warrants expire on the seventh anniversary of the effective date of the Plan. In addition, RSI Trading, Inc., a wholly owned subsidiary of the Company has been merged into the Company under provisions of the Joint Plan of Reorganization.

     The following conditions, which are required by the Joint Plan of Reorganization to occur and be satisfied for the plan to be effective and for the Effective Date to occur, remain to be satisfied as of the date hereof: (i) the Company shall have entered into a Post-Effective Date Financing Facility sufficient for the operation of Reorganized Roses; (ii) all documents and agreements contemplated to be executed or implemented in connection with the plan shall be filed with the Bankruptcy Court in substantially final form;
and (iii) the Company shall be able to effectuate all cash distributions re-quired to be made on the Effective Date with a specified remaining borrowing availability.

     The Company has received a letter of commitment dated March 10, 1995, for a revolving credit facility (the "Revolving Credit Facility") to provide a Post-Effective Date Financing Facility. The commitment letter was approved by the Bankruptcy Court on March 22, 1995. A motion for authorization of the loan agreement for the Revolving Credit Facility was approved by the Bankruptcy Court on April 17, 1995. Subject to satisfaction of the conditions set forth in the loan agreement, the Company expects that the loan transaction, if authorized, would be closed on or about April 28, 1995, although there can be no assurance that such will be the case. The Company also expects that the other conditions precedent to the Effective Date will have been satisfied or waived on or before April 30, 1995, although there can be no assurance that such will be the case.

     The Revolving Credit Facility provides post-effective date financing for three years in the aggregate principal amount of $125 million (to be reduced by $5 million on each anniversary) with a letter of credit sublimit in the aggre-gate principal amount of $40 million to be secured by a perfected first prior-ity lien and security interest in all of the assets of the Company. Under the terms of the facility, the Company will provide a $5 million letter of credit and a second lien in its real property for the benefit of its trade suppliers for one year. In addition to providing working capital for the Company, certain sums would be available for use by the Company to satisfy the cash distribution requirements on the Effective Date including payments to fully satisfy the claims of the Pre-Petition Secured Lenders.

     The revolving credit facility includes certain financial covenants in-cluding EBITDA (earnings before interest, taxes, depreciation and amortization), debt service coverage, capital expenditures, minimum stockholders' equity, incurrence of additional liens and indebtedness, and minimum/maximum inventory levels.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters other than the Joint Plan of Reorganization, described above, were submitted to stockholders during the fourth quarter of the fiscal year. The Joint Plan of Reorganization was submitted to a vote of all stockholders of record as of October 5, 1994, including both the Voting Common Stock of the Company and the Class B, Non-Voting Stock of the Company; and the plan was approved by vote of the stockholders in accordance with the requirements of the Bankruptcy Code.

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

INVESTOR INFORMATION

CORPORATE DATA

      Rose's Stores, Inc. is a Delaware Corporation. Rose's stock is listed on the NASDAQ System for over-the-counter securities; the Voting Common Stock has the symbol "RSTOQ" and the Non-Voting Class B Stock has the symbol "RSTBQ".

COMMON STOCK

      High and low prices of Rose's Voting Common Stock and Non-Voting Class B Stock as reported on the NASDAQ are shown below.

(Dollars in thousands except per share amounts)

Market Price Range and Dividends (a)

                      1994                                1993
                 High          Low                   High         Low
1st Quarter       11/16        3/14                   7 1/4       3 3/8
2nd Quarter        1/2         1/8                    5 1/2       3 1/8
3rd Quarter        7/16        1/8                   3 5/8       11/16
4th Quarter        7/16        1/8                   1 5/8       13/32

No dividends were declared in 1994 and 1993.

                                           Dividends          Total
                 High          Low         Per Share        Dividends
1994              11/16          1/8          -                 -
1993             7 1/4          13/32         -                 -
1992             7             3 1/2          -                 -
1991             7 1/8         2 1/8          -                 -
1990             7 1/4         2 1/4         .210             3,991
1989             9 5/8         5             .210             4,138
1988            12             7 1/8         .210             4,194
1987            22 1/2         7 7/8         .210             4,316
1986            23 1/8        10 3/4         .200             4,115
1985            13 1/2         8 3/4         .190             3,900
1984            13 1/2         7             .185             3,798

(a) Adjusted to reflect the 2-for-1 stock split effected in 1986.

     On January 24, 1991, the Board of Directors adopted a resolution suspending the payment of dividends until future operating profits warrant reinstatement. Among other things, the Company's DIP financing agreement includes restrictions on the payment of cash dividends and the repurchase of stock. In addition, the Company is precluded from paying dividends while the Chapter 11 case is pending and the Registrant is restricted from paying cash dividends under the terms of its exit financing facility. At January 28, 1995, such restrictions preclude the payment of dividends or the repurchase of stock. The number of holders of record for the Company's Voting Common Stock was 1,140 and for Non-Voting Class B Stock was 1,488 at April 18, 1995.

ITEM 6: SELECTED FINANCIAL DATA

(Dollars in thousands except per share amounts)
(Not covered by Independent Auditors' Report)

                                                                                      Fiscal Years
                                                     1994            1993         1992           1991            1990
Operating Results
  Revenue:
  Gross sales                                    $   756,356      1,245,697    1,404,302      1,423,345     1,525,412
  Leased department sales                             24,430         42,474       42,059         42,715        23,382
  Net sales                                          731,926      1,203,223    1,362,243      1,380,630     1,502,030
  Leased department income                             5,288          8,707        9,816         10,198         5,805
    Total revenue                                    737,214      1,211,930    1,372,059      1,390,828     1,507,835
  Costs and Expenses:
  Cost of sales (a)                                  555,087        932,238    1,103,160      1,029,837     1,143,547
  Selling, general and administrative                160,346        281,723      300,866        314,971       343,158
  Provision for future store
    closings and remerchandising (b)                    -              -       -                 33,891        35,355
  Depreciation and amortization                        9,257         12,984       13,661         16,730        18,503
  Interest                                             5,907         12,054       13,881         13,924        14,648
    Total costs and expenses                         730,597      1,238,999    1,431,568      1,409,353     1,555,211
  Gain on sale of shoe department
    fixtures and inventory (c)                          -              -            -              -            5,415
  Earnings (Loss) before reorganization expense,
    income taxes and cumulative effect
    of accounting change                               6,617        (27,069)     (59,509)       (18,525)      (41,961)
  Reorganization expense (d)                         (57,899)       (39,138)        -              -             -
  Loss before income taxes and
    cumulative effect of accounting change           (51,282)       (66,207)     (59,509)       (18,525)      (41,961)
  Income taxes (benefits)                               -              -            (949)         4,779       (14,200)
  Loss before cumulative effect of
    accounting change                                (51,282)       (66,207)     (58,560)       (23,304)      (27,761)
  Cumulative effect of adopting SFAS 106 (e)            -              -          (5,031)          -             -
  Net loss                                      $    (51,282)       (66,207)     (63,591)       (23,304)      (27,761)
  Cash dividends declared                       $       -              -            -              -            3,991
Financial Position at Year-End
  Total assets                                  $    183,186        308,105      337,040        416,318       462,749
  Long-term obligations (f)                             -              -          83,433         74,896       107,184
  Stockholders' equity (deficit)                     (35,186)        16,096       82,109        142,720       165,968
  Working capital (f)                                   -              -         127,515        182,723       213,852
  Stores in operation                                    113            172          217            232           256
Per Share Results
  Loss before cumulative effect of
    accounting change                          $       (2.73)         (3.53)       (3.14)         (1.25)        (1.46)
  Cumulative effect of adopting SFAS 106 (e)              -              -          (.27)            -             -
  Net Loss                                             (2.73)         (3.53)       (3.41)         (1.25)        (1.46)
  Dividends declared                                      -             -            -               -           0.21
Weighted Average Shares
  Outstanding (000)                                   18,758         18,740       18,638         18,593        19,078

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

(c) The gain on sale of shoe department fixtures and inventory results from an agreement with a footwear merchandising company to assume total operations of the shoe departments within all Company stores.
(d) On September 5, 1993, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of North Carolina seeking to reorganize under Chapter 11 of the Bankruptcy Code. The consolidated finan-cial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all the consequences of the ongoing Chapter 11 reorganization.
     Included in the reorganization expense for 1994 is a provision of $43,000 for the costs of closing 59 stores in May 1994 and realigning corporate and administrative costs. Included in the reorganization expense for 1993 is a provision of $39,500 for the costs of closing 43 stores in January 1994. Included in the 1994 and 1993 reorganization costs, in addition to the costs of closing the stores, are the DIP facility fee amortization and expenses, pro-fessional fees and other reorganization costs. Offsetting the 1993 expense is a reversal of prior reserves for closings due to the anticipated rejections of closed store leases.
(e) In 1992, the Company adopted SFAS 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions," requiring the Company to accrue health insurance benefits over the period in which associates become eligible for such benefits. The cumulative effect of adopting SFAS 106 was a one-time charge of $5,031.
(f) Not comparable for 1994 and 1993, the majority of the amounts comprising this item have been reclassed to liabilities subject to settlement under reorganization proceedings.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

(Dollars in thousands except per share amounts)

Results of Operations

     The following table sets forth for the periods indicated the percentage which each item listed relates to net sales:
                                              As a Percentage of Net Sales
                                                         Fiscal Years
                                             1994         1993         1992
Revenue:
  Gross sales                                103.3%       103.5%       103.1%
  Leased department sales                      3.3          3.5          3.1
  Net sales                                  100.0        100.0        100.0
  Leased department income                     0.7          0.7          0.7
    Total revenue                            100.7        100.7        100.7
Costs and Expenses:
  Cost of sales                               75.8         77.5         81.0
  Selling, general and administrative         21.9         23.4         22.1
  Depreciation and amortization                1.3          1.0          1.0
  Interest                                     0.8          1.0          1.0
    Total costs and expenses                  99.8        102.9        105.1
Earnings (loss) before reorganization expense,
  income taxes (benefits), and cumulative
  effect of accounting change                  0.9         (2.2)        (4.4)
Reorganization expense (a)                    (7.9)        (3.3)          -
Loss before income tax benefits
  and before cumulative effect of
  accounting change                           (7.0)        (5.5)        (4.4)
Income tax benefits                             -            -          (0.1)
Loss before cumulative effect of
  accounting change                           (7.0)        (5.5)        (4.3)
Cumulative effect of adopting SFAS 106 (b)      -            -          (0.4)
Net loss                                      (7.0)%       (5.5)%       (4.7)%

(a) On September 5, 1993, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of North Carolina seeking to reorganize under Chapter 11 of the Bankruptcy Code. The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all the consequences of the ongoing Chapter 11 reorganization.
     Included in the reorganization expense for 1994 is a provision of $43,000 for the costs of closing 59 stores in May 1994 and realigning corporate and administrative costs. Included in the reorganization expense for 1993 is a provision of $39,500 for the costs of closing 43 stores in January 1994. Included in 1994 and 1993 reorganization costs, in addition to the costs of closing the stores, are the DIP facility fee amortization and expenses, profes-sional fees and other reorganization costs. Offsetting the 1993 expense is a reversal of prior provisions for closings due to the anticipated rejections of closed store leases.
(b) In 1992, the Company adopted SFAS 106, "Employers' Accounting for Postre-tirement Benefits Other Than Pensions," which requires the Company to accrue health insurance benefits over the period in which associates become eligible for such benefits. The cumulative effect of adopting SFAS 106 was a one-time charge of $5,031.

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

Revenue

     The Company reported sales in 1994 of $756,356, a decrease of $489,341 or 39.3% from 1993. The closings of 43 stores in January 1994 and 59 stores in May 1994 were the reasons for the sales decrease. Sales in same stores for 1994 increased 1.2% compared to 1993.

     In 1993, the Company reported sales of $1,245,697, a decrease of $158,605 or 11.3% from fiscal 1992. 1993 same store sales, on a comparable week-to-week basis, decreased 7.7% from 1992. Prior to its bankruptcy filing, poor sales were caused by out-of-stocks resulting from reduced purchases necessitated by the Company's limited borrowing availability. Also, just prior to and imme-diately after filing the petition under Chapter 11, many suppliers interrupted their shipments of merchandise causing out-of-stock positions on most seasonal merchandise. It took several months to restore inventory levels to acceptable levels.

     Sales have been adversely affected over the last three years as a result of new competition. Wal-Mart and Kmart and more recently Target and Hills have been opening stores in the areas in which Rose's stores are located. Of the 113 stores open in 1994, 10 faced new competitors, compared to five in 1993 and 26 in 1992. In 1995, the Company expects to have 17 stores facing new competi-tion.

     Inflation has had little effect on the Company's operations in the last three years.

Costs and Expenses

     In 1994, the cost of sales as a percent of sales decreased 1.7% from the 1993 percent to sales. This was due to (i) higher markup decreasing the cost of sales rate by .7%, (ii) lower shrinkage resulting in a decrease of the rate by 1.1%, and (iii) LIFO credit decreasing the rate by .6%. These improvements were offset by higher markdowns and increases in freight costs.

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

     Selling, general and administrative expenses as a percent of sales were 21.9% in 1994, 23.4% in 1993, and 22.1% in 1992. The decrease in 1994 is due in part to the realignment of corporate and administrative costs as well as a reduction in store expenses. The increase in 1993 is largely attributable to the decline in 1993 sales.

     The Company made the decision in the first quarter of 1994 to close 59 stores and realign corporate and administrative costs accordingly. A charge of $43,000 relating to these closings is included in the 1994 reorganization expenses of $57,899. The Company has decided to close an additional seven stores during the second quarter of 1995.

     As part of its business plan, the Company decided to close 43 stores in January of 1994 and recognized an expense of $39,500 in 1993 associated with these closings. Additionally, the Company recognized a $13,026 benefit associated with the anticipated rejection of leases on stores already closed. A net reorganization expense of $39,138 before taxes, relating to these closed stores and other bankruptcy costs, was recorded during 1993.

     Interest expense decreased 51% in 1994 and 13% in 1993 due to a decrease in long-term debt outstanding. Generally, under the Bankruptcy Code, interest on pre-petition claims ceases accruing upon the filing of a petition unless the claims are collateralized by an interest in property with value exceeding the amount of debt. The Bankruptcy Court has ordered the Company to make monthly adequate protection payments to its Pre-Petition Secured lenders which have been booked as interest. Interest on the DIP facility and other related DIP fees and expenses were $3,445 in 1994 (.5% of net sales) and $1,238 in 1993 (0.1% of net sales), and were included in the reorganization costs. In addition, the Company included in the 1993 reorganization costs, a write-off of $4,528 related to unamortized costs of pre-petition debt. Interest expense decreased .3% in 1992 due to a decrease in average short-term debt offset by higher rates on renegotiated long-term senior notes.

Other

     In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary dif-ferences are expected to be recovered or settled. Under Statement 109 the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     The Internal Revenue Service (IRS) has completed its examinations of the Company's federal income tax returns for the years 1988 through 1991 and has proposed tax adjustments of $2,882 plus interest and penalties. These adjustments pertain to issues including the timing of deductions for inventory shrinkage accruals, depreciation expense and amortization of movie rental assets. A tentative agreement has been reached with respect to the resolution of the contested issues, and the resulting additional tax is substantially less than the proposed adjustments and substantially less than the amount reserved.

Liquidity and Capital Resources

     On September 2, 1993, the Company received a notice of default for failure to make an interest payment due on August 31, 1993 under its primary line of credit facility under the Amended and Restated Loan Agreement dated May 29, 1992. The notice of default demanded payment in full of the $106,000 of out-standing principal and declined to extend any further credit.

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

     With the approval of the DIP Facility, the Company's short-term liquidity has improved significantly. The cash requirements for the payment of scheduled principal payments, accrued interest, accounts payable and other liabilities incurred prior to the Chapter 11 filing have in most cases been deferred until the Plan of Reorganization confirmed by the Bankruptcy Court is consummated. Pre-petition claims of $156,474 were outstanding as of the end of 1994, compared to $207,456 at the end of 1993. In addition, $4,000 of estimated reclamation claims to be paid according to court order were included in current liabilities at the end of 1993 and have been settled during 1994.

     The filing under Chapter 11 protected the Company from its pre-petition creditors while a plan of reorganization was being negotiated. The Company's First Amended Disclosure Statement Relating to First Amended Joint Plan of Reorganization, First Amended Joint Plan of Reorganization and Related Court Order and Notice, dated October 5, 1994, was approved by the Bankruptcy Court on October 5, 1994. The Joint Plan of Reorganization was confirmed by order of the Bankruptcy Court dated December 14, 1994. Until the plan is consummated, payments on pre-petition debt will not be made (except as approved by the Bankruptcy Court) and all existing unexpired contracts and leases will be reviewed to determine whether they should be assumed or rejected (subject to Bankruptcy Court approval).

     The Company has received a letter of commitment dated March 10, 1995 for a revolving credit facility (the "Revolving Credit Facility") to provide a Post-Effective Date Financing Facility. The commitment letter was approved by the Bankruptcy Court on March 22, 1995. A motion for authorization of the loan agreement for the Revolving Credit Facility has been approved by the Bankruptcy Court on April 17, 1995. Subject to satisfaction of the conditions set forth in the loan agreement, the Company expects that the loan transaction, if authorized, would be closed on or about April 28, 1995 although there can be no assurance that such will be the case. The Company also expects that the other conditions precedent to the Effective Date will have been satisfied or waived on or before April 30, 1995 although there can be no assurance that such will be the case.

    The Revolving Credit Facility provides post-effective date financing for three years in the aggregate principal amount of $125 million (to be reduced by $5 million on each anniversary) with a letter of credit sublimit in the aggregate principal amount of $40 million to be secured by a perfected first priority lien and security interest in all of the assets of the Company. Under the terms of the facility, the Company will provide a $5 million letter of credit and a second lien in its real property for the benefit of its trade suppliers for one year. In addition to providing working capital for the Com-pany, certain sums would be available for use by the Company to satisfy the cash distribution requirements on the Effective Date including payments to fully satisfy the claims of the Pre-Petition Secured Lenders.

     The revolving credit facility includes certain financial covenants includ-ing EBITDA, debt service coverage, capital expenditures, minimum stockholders' equity, incurrence of additional liens and indebtedness, and minimum/maximum inventory levels.

     The Company's current ratio for 1994 is 2.73 compared to 3.32 in 1993, which included $4,000 of reclamation claims, and 1.87 in 1992. In 1994, cash and cash equivalents decreased $10,605 compared to a decrease of $7,146 in 1993 and an increase of $13,441 in 1992. The Company's working capital was $92,009 in 1994, $173,640 in 1993, and $127,515 in 1992. The decrease in 1994 of $81,631 was due in part to a decrease in inventory related to closed stores and lower cash and cash equivalents. The increase in working capital in 1993 of $46,125 was primarily due to a reclassification of pre-petition current liabilities to liabilities subject to settlement under reorganization proceed-ings due to the Chapter 11 filing.

     The fixed charge coverage ratio was (0.65) in 1994, 0.00 in 1993 and 0.10 in 1992. The fixed charge coverage ratio is defined as the sum of net income before taxes, LIFO provision, interest, depreciation, and minimum rent divided by the sum of interest and minimum rent. The ratio, excluding items that are typically non-recurring such as reorganization costs, reserves for store clos-ings and remerchandising, and the adoption of SFAS 106 was 1.39 in 1994, 0.74 in 1993 and 0.19 in 1992.

     In 1994, $57,560 of cash was provided from operating activities, while $8,373 was provided in 1993 and $40,071 was provided in 1992. The increase in cash from operating activities in 1994 is due to a decrease in inventory related to closed stores and reductions of inventory prepayments. Declining sales, as well as an increased investment in inventory and inventory prepayments contributed to the decline in cash from operating activities in 1993.

      Investing activities used cash of $1,281 in 1994, $9,100 in 1993, and $9,140 in 1992. The Company invested cash in property and equipment totaling $2,015 in 1994, $9,109 in 1993, and $9,629 in 1992. The 1994 expenditures were primarily for store improvements, and new computer software. The Company closed 59 stores in 1994, closed 45 stores in 1993, and closed 15 in 1992.

     Financing activities used cash of $66,884 in 1994, $6,419 in 1993, and $17,490 in 1992. The Company made $65,437 of payments on long-term debt in 1994, $1,127 in 1993, and $12,000 in 1992. The Board of Directors has suspended dividend payments until future operating profits warrant reinstatement. The Company's debt agreements include a restriction on the payment of cash dividends and the repurchase of stock.

ITEM 8:  CONSOLIDATED FINANCIAL STATEMENTS

      See Consolidated Financial Statements contained elsewhere herein.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is furnished with respect to each of the members of the Board of Directors of the Registrant as of April 18, 1995:

                                                                                  First Year
                            Principal Occupation During Last Five Years,          Elected A
Name and Age                Directorships in Public Registrants                   Director

Bruce G. Allbright (66)     Retired since 1990; President and Director of          1990
                            Dayton Hudson Corporation (department stores),
                            1987 until 1990; Chairman and Chief Executive
                            Officer of Target Stores (discount stores),
                            1984 to 1987.  He is a director of TCF Financial,
                            G & K Services, Hannaford Brothers Company, and
                            Noma Industries.

R. Edward Anderson (45)     Chairman of the Board, President and Chief             1994
                            Executive Officer, Appointed August 22, 1994;
                            Executive Vice President October 19, 1992 to
                            August 21, 1994; Chief Financial Officer
                            January 12, 1990 to October 18, 1992; Senior
                            Vice President, Systems Executive Officer and
                            Accounting May 28, 1986 to January 12, 1990.

Sam Ayoub (76)              Chairman and Chief Executive Officer of Seaboard       1982
                            Management Corp., January 1989 to present;
                            Chairman and Chief Executive Officer of IPPI,
                            June 1988 to present; Chairman of Amstell, Inc.,
                            February 1987 to present; Chairman of Amstell
                            Holding, Inc., August 1992 to present; Chairman
                            of Highlight Entertainment, February 1995 to
                            present; Senior Executive Vice President and Chief
                            Financial Officer of the Coca-Cola Company, 1981
                            to 1985.  Mr. Ayoub has served as director of
                            numerous business, industrial and international
                            trade associations.

Hon. George D. Busbee       Of Counsel to Partner, King & Spaulding                1987
(67)                        (law firm), Atlanta, GA.; Partner, 1983-1992.
                            Mr. Busbee  was Governor of the State of
                            Georgia for two consecutive terms (1975-1983)
                            and Chairman of the National Governors'
                            Association (1981-1982).  He has been a member
                            of the President's Export Council (1979-1985)
                            and is a director of Union Camp Corporation,
                            Delta Air Lines, and The Weeks Corporation.

Marion J. Church (50)       Retired since 1992; Legislative Clerk for North        1994
                            Carolina General Assembly from 1990 to 1992;
                            Executive Director of North Carolina Society to
                            Prevent Blindness from 1990 until 1992.

John T. Church, Sr. (77)    Chairman of the Board, Emeritus.  Mr. Church was       1946
                            Chairman of the Board from 1972 to 1984.

Frank A. Daniels, Jr.       President and Publisher of The News and Observer       1992
(63)                        Publishing Company (newspapers and other
                            publications), Raleigh, NC.  He is Chairman of
                            the Associated Press and a director and trustee
                            of certain publishing and educational institutions
                            and associations.

George M. Harvin (48)       Managing Director, The Rosemyr Corporation,            1984
                            Emrose Corporation and H.H.C. Co. (real estate
                            leasing corporations); Vice President of Rose's
                            Stores, Inc., from 1990 to 1993; Secretary from
                            1987 to 1993; District Manager from 1990 to 1992;
                            Vice President Expansion and Real Estate from
                            1986 to 1990.

James Maynard (55)          Chairman of the Board of Directors of Golden           1989
                            Corral Corporation (restaurants); Chairman and
                            Chief Executive Officer of Investors Management
                            Corporation (diversified holding company).  Mr.
                            Maynard is also a director of BB&T Financial
                            Corporation.

Robert K. Montgomery        Partner, Gibson, Dunn and Crutcher (law firm),         1992
(56)                        Los Angeles, California.  He is a director of
                            Sizzler International, Inc.

Albert N. Whiting (77)      Retired since 1983; Chancellor of North Carolina       1981
                            Central University, Durham, NC, from 1967 to 1983.

     The current Board of Directors will resign on the effective date of the Plan of Reorganization. A new Board of Directors has been elected by the Unsecured Creditors Committee.

     The following information is furnished with respect to each of the execu-tive officers of the Registrant as of April 18, 1995:

Name, Age, Position                                Business Experience During Past Five Years

R. Edward Anderson (45)                            Appointed August 22, 1994; Executive Vice
Chairman of the Board,                             President October 19, 1992 to August 21, 1994;
President and Chief                                Chief Financial Officer January 12, 1990 to
Executive Officer                                  October 18, 1992; Senior Vice President, Systems
                                                   Executive Officer and Accounting May 28, 1986 to
                                                   January 12, 1990.

Kathy M. Hurley (48)                               Appointed November 4, 1994; Vice President General
Senior Vice President,                             Merchandise Manager, Softlines, from November 30,
Merchandising                                      1992 to November 3, 1994; D & L Venture Corp.,
                                                   Divisional Merchandise Manager, Sportswear, May 1991
                                                   through November 1992; Lane Bryant, Divisional
                                                   Merchandise Manager, Intimate Apparel, May 1990
                                                   through March 1991; Hecks, Inc., Executive Vice
                                                   President, General Merchandise Manager, August 1987
                                                   through March 1990.

Howard Parge (48)                                  Appointed February 9, 1995; Vice President, Operations,
Senior Vice President,                             March 1992 to February 1995; Target Stores, District
Operations                                         Manager, 1989 through 1991; Regional Merchandiser, 1988
                                                   through 1989.

Jeanette R. Peters (39)                            Appointed November 2, 1994; Vice President and Controller
Senior Vice President,                             April 24, 1991 through November, 1994; Senior Manager
Chief Financial Officer                            Financial Analysis for the relevant period preceding
                                                   April 24, 1991.

George T. Blackburn, II                            Appointed Vice President, Real Estate November 2, 1994;
(44)                                               Elected Secretary February 17, 1993; Appointed Vice
Vice President, Real                               President, General Counsel April 19, 1991; formerly
Estate, General Counsel                            Partner of Perry, Kittrell, Blackburn & Blackburn law
and Secretary                                      firm for the relevant period preceding April 19, 1991.

Tom Dowd (52)                                      Appointed April 4, 1994. National Manager Human Resources,
Vice President,                                    Sears, from August 1964 to December, 1993.
Human Resources

John Freise (49)                                   Appointed August 2, 1994; Zone Vice President, January 9,
Vice President,                                    1992 to April 19, 1994; Operations Special Assignment
General Merchandise                                from November 26, 1991 to January 22, 1992;  Target Stores
Manager - Hardlines B                              District Manager from June 1983 to November 1991.

Dave Howard (44)                                   Appointed April 13, 1994. Director IS Development from
Vice President,                                    April 1991 to April 1994; Manager IS Development from
Information Systems                                October 1989 to April 1991.

Horace Marshburn (46)                              Appointed September 27, 1994; Divisional Merchandise
Vice President,                                    Manager from 1989 to February 1994.
General Merchandise
Manager - Hardlines A

Shelia R. Moffitt (45)                             Appointed August 13, 1993; Marketing Director from
Vice President,                                    November 1992 to August 1993; Vice President Advertising
Marketing                                          of a subsidiary of Fishers Big Wheel, Inc. from July 1991
                                                   to November 1992; Vice President Advertising and Sales
                                                   Promotion of a subsidiary of Amcena Corporation from
                                                   February 1987 to January 1991.

D. L. Overby (44)                                  Appointed April 13, 1994; Vice President, Operations
Vice President,                                    Administration from September 1991 to April 1994;  Senior
Distribution                                       Vice President, Operations from January 1,1991 to September
                                                   1991; Regional Vice President, Operations from January 30,
                                                   1989 to December 1990.

William E. Triplett, III                           Appointed November 2, 1994; Treasurer since May 23, 1990;
(41)                                               Assistant Treasurer from January 30, 1987 to May 23, 1990.
Vice President
and Treasurer

     Officers of the Registrant are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

Section 16(a) Reporting

     The Registrant believes that all executive officers and directors of the Registrant and all other persons known by the Registrant to be subject to
Section 16 of the Securities Exchange Act of 1934, filed all reports required to be filed during fiscal year 1994 under Section 16(a) of that Act on a timely basis. The Registrant's belief is based solely on its review of Forms 3, 4 and 5 and amendments thereto furnished to the Registrant during, and with respect to, its most recent fiscal year by persons known to be subject to Section 16.

ITEM 11:  EXECUTIVE COMPENSATION

Cash And Other Compensation

     The following table sets forth all the cash compensation paid or to be paid by the Registrant, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chairman of the Board, the Chief Executive Officer, and the four other highest paid executive officers of the Registrant for fiscal year 1994 in all capacities in which they served:

                                   Summary Compensation Table
                                                            Long-Term Compensation
                          Annual Compensation                Awards             Payouts
    (a)         (b)     (c)        (d)       (e)          (f)       (g)      (h)      (i)
                                            Other         (10)                       All Other
Name and                                    Annual    Restricted  Options/  LTIP      Compen-
Principal             Salary     Bonus     Compen-      Stock      SARs    Payouts    sation
Position        Year  ($)(1)      ($)     sation (2)  Awards ($)   (#)      ($)       ($)(3)

R. Edward       1994  322,936       -         6,265        -         -         -         5,760
Anderson        1993  265,923       -         7,383        -       12,750    29,806      6,900
President and   1992  251,168     29,000      1,296        -       40,000      -        16,591
Chief Executive
Officer

Kevin Freeman   1994  270,000       -         3,622        -         -         -         5,528
Executive Vice  1993  267,462       -        11,173        -       23,750      -         6,900
President of    1992  264,129     75,000(4)   1,969        -       40,000      -        16,591
Store Operations (5)

John Freise     1994  191,754       -         4,578        -         -         -          -
Vice President  1993  147,039       -         5,573        -        4,000      -         1,061
General         1992  145,173     35,750(4)   1,067        -       15,000      -         2,029
Merchandise
Manager

Kathy Hurley    1994  166,349       -         1,349        -         -         -          -
Senior Vice     1993  150,000       -           624        -         -         -           873
President  (6)  1992   25,962       -          -           -       30,000      -          -
Merchandising

Howard Parge    1994  144,900       -         4,291        -         -         -          -
Senior Vice     1993  143,958       -         2,238        -        4,000      -         1,039
President  (6)  1992  126,539     35,000(4)     459        -       30,000      -          -
Operations

George L.  (7)  1994  427,332    416,668(8)   3,069        -         -         -         4,172
Jones           1993  700,000    833,333(8)   4,487        -         -         -         7,570
President and   1992  716,181    833,333(8)   4,081        -         -         -         9,313
Chief Executive
Officer

                                   Summary Compensation Table (Continued)
                                                            Long-Term Compensation
                          Annual Compensation                Awards             Payouts
    (a)         (b)     (c)        (d)       (e)          (f)       (g)      (h)      (i)
                                            Other         (10)                       All Other
Name and                                    Annual    Restricted  Options/  LTIP      Compen-
Principal             Salary     Bonus     Compen-      Stock      SARs    Payouts    sation
Position        Year  ($)(1)      ($)     sation (2)  Awards ($)   (#)      ($)       ($)(3)

Lucius H.  (9)  1994  404,151       -        10,398        -         -         -         4,100
Harvin, III     1993  350,000       -         3,142        -         -       62,952      7,570
Chairman of     1992  356,850       -           844        -       40,000      -        17,621
the Board
_____________

     (1) 1994 and 1993 Salary represents 52 weeks of base salary. 1992 Salary represents 53 weeks of base salary.
     (2) "Other Annual Compensation" consists of tax gross-ups on medical expense reimbursements.
     (3) "All Other Compensation" consists of automobile allowance for 1994. The years 1993 and 1992 included automobile allowance and allocations to the individual's profit sharing account.
     (4) Bonus awards to Messrs. Freeman, Freise, and Parge represent prorated amounts from bonus agreement incident to initial employment with the Registrant and does not represent bonus awards determined during the fiscal year.
     (5)  Mr. Freeman resigned from the Registrant effective February 9, 1995.
     (6)  Ms. Hurley and Mr. Parge joined the Registrant in 1992.
     (7)  Mr. Jones resigned from the Registrant effective August 22, 1994.
     (8) Bonus award to Mr. Jones represents prorated amounts from bonus agree-ment incident to initial employment with the Registrant and does not represent bonus awards determined during the fiscal year. Amounts shown were paid in 1994.
     (9)  Mr. Harvin resigned from the Registrant effective August 23, 1994.
          His compensation in 1994 included $200,300 for severance and he will receive $150,000 when the Company emerges from Chapter 11.
     (10) Pursuant to order of the United States Bankruptcy Court for the Eastern District of North Carolina (the"Court"), the Company has adopted the Rose's Stores, Inc. Consummation Bonus Plan (the "Con-summation Bonus Plan") under which certain officers of the Company will become entitled to receive an aggregate of 150,000 shares of New Rose's Common Stock upon the Effective Date of the First Amended Joint Plan of Reorganization of Rose's Stores, Inc., dated October 4, 1994, as amended from time to time (the "Joint Plan"). Such shares will be issued 30 days after the Effective Date. As the Company's Presi-dent and Chief Executive Officer, R. Edward Anderson will receive 41.09% of these shares (61,635 shares). The remaining shares will be allocated among the Company's Senior Vice Presidents and Vice Presi-dents in amounts based on targeted awards, as determined by the Com-pany's Compensation Committee in its discretion based in part on the recommendation of the Company's President and Chief Executive Officer. Thus, John M. Freise (Vice President), Kathy M. Hurley (Senior Vice President), and Howard R. Parge (Senior Vice President) will be entitled to share in the allocation of the remaining shares in amounts to be determined by the Compensation Committee.

Stock Options Granted During Fiscal Year

     No stock options were granted during fiscal year 1994.

     Under the Consummation Bonus Plan, as approved by the Court, upon the Effective Date of the Joint Plan certain officers of the Company will become entitled to receive stock options ("Options") entitling them to purchase an aggregate of 550,000 shares of New Rose's Common Stock, which shall be issued in addition to the total number of shares of New Rose's Common Stock issued on the Effective Date. Such Options shall be granted in the form of incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended (or, to the extent required otherwise by law, nonqualified stock options), and will be granted 90 days after the Effective Date. One-half of the Options will contain an exercise price equal to the fair market value of the New Rose's Common Stock on the date of grant of the Options and shall have a term of five years. The remaining one-half of the Options will contain an exercise price equal to two times the fair market value of the New Rose's Common Stock on the date of grant of the Options and shall have a term of seven years. All of the Options shall vest one-third on the first anniversay of the Effective Date, one-third on the second anniversary of the Effective Date and one-third on the third anniversary of the Effective Date.

     As the Company's President and Chief Executive Officer, R. Edward Anderson will receive 25% of the Options (corresponding to 137,500 shares of New Rose's Common Stock). The remaining Options will be allocated among the Company's Senior Vice Presidents and Vice Presidents in amounts based on targeted awards, as determined by the Company's Compensation Committee in its discretion based in part on the recommendation of the Company's President and Chief Executive Officer. Thus, John M. Freise (Vice President), Kathy M. Hurley (Senior Vice President) and Howard R. Parge (Senior Vice President) will be entitled to share in the allocation of the remaining shares in amounts to be determined by the Compensation Committee.

Stock Options Exercised During Fiscal Year and Year End Values of Unexercised Options

     The following table sets forth information about unexercised stock options and stock appreciation rights by the named executive officers of the Registrant during fiscal year 1994. No stock options or stock appreciation rights were exercised by the named executive officers during fiscal year 1994. All stock options will be cancelled upon emergence in accordance with the Company's Plan of Reorganization.

        Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                        Shares              Number of Unexercised   Value of Unexercised
                       Acquired               Options/SARs at       In-the-Money Options
                          on      Value           FY-End(#)             at FY-End($)
                       Exercise  Realized        Exercisable/           Exercisable/
  Name                   (#)       ($)          Unexercisable(5)      Unexercisable(1)

R. Edward Anderson        -         -           56,375/46,375               -
Kevin Freeman (2)         -         -           61,875/51,875               -
John Freise               -         -             -   /  -                  -
Lucius H. Harvin, III(4)  -         -             -   /  -                  -
Kathy Hurley              -         -           15,000/15,000               -
George L. Jones (3)       -         -             -   /  -                  -
Howard Parge              -         -           17,000/17,000               -

____________
(1)  All options were out of the money at fiscal year end.
(2)  Mr. Freeman resigned from the Registrant effective February 9, 1995.
(3)  Mr. Jones resigned from the Registrant effective August 22, 1994.
(4)  Mr. Harvin resigned from the Registrant effective August 23, 1994.
(5) Does not include options to be granted under a plan approved by the Bankruptcy Court. See "Options Granted During Fiscal Year".

Employment Contracts, Termination Of Employment And Change-In-Control
Arrangements

     The Registrant has an employment contract with R. Edward Anderson which provides for his active employment until the thirtieth day following the Effective Date of the Joint Plan of Reorganization. Subject to the conditions stated in the Joint Plan of Reorganization, the plan shall become effective on that date on or before April 30, 1995, on which all conditions to effectuation have been satisfied. The contract was effective as of August 22, 1994, and was approved by order of the Bankruptcy Court on October 12, 1994. All sums re-quired to be paid under the contract are shown in the summary compensation table above for the applicable period. The contract includes a severance allowance under which Mr. Anderson would be eligible to receive up to 18 months base salary, up to one-half of such amount being paid in installments which would cease upon re-employment. The severance allowance would also entitle Mr. Anderson to receive (i) reimbursement for reasonable expenses incurred to obtain re-employment, not to exceed $10,000 and (ii) continued medical, dental and dis-ability coverage under existing Company plans for a period of three months following cessation of employment. The severance allowance would be payable for
(a) termination of employment other than for misconduct as defined in the con-tract, (b) constructive or voluntary termination due to a material reduction in salary or due to a material change in job responsibilities, (c) termination on account of permanent disability, (d) termination due to liquidation of the Company, or (e) constructive or voluntary termination due to the relocation of the Company's principal executive offices or other change of job location. The contract also includes a provision which entitles Mr. Anderson to participate in the Consummation Bonus and Stock Option Program which was adopted by the Directors on November 2, 1994, and approved by the Bankruptcy Court on February 14, 1995. Under the terms of the program, Mr. Anderson is entitled to receive 61,635 shares of New Rose's Common Stock to be issued on the Effective Date as a Consummation Bonus and 137,500 stock option awards.

     The Registrant maintains a severance program authorized by the Bankruptcy Court on April 1, 1994, replacing prior individual agreements with each of John Freise, Kathy Hurley, Howard Parge, and Kevin Freeman. This program provides for the payment of certain benefits upon the cessation of employment of each such officer. Under this program, these officers would be eligible to receive up to 18 months base salary (for Freeman, Hurley, and Parge) and up to 12 months base salary (for Freise); up to one-half of such amount being paid in install-ments which would cease upon re-employment. Each such officer would also be entitled to receive (i) reimbursement for reasonable expenses incurred to obtain re-employment, not to exceed $10,000 (for Freeman, Hurley, and Parge) or $7,500 (for Freise) and (ii) continued medical, dental and disability coverage under existing Company plans for a period of three months following cessation of em-ployment. The severance allowance would be payable for (a) termination of em-ployment other than for misconduct as defined in the contract, (b) constructive or voluntary termination due to a material reduction in salary or due to a material change in job responsibilities, (c) termination on account of permanent disability, or (d) termination due to liquidation of the Company.

     Other officers of the Company are eligible for up to 18 months base salary (for executive and senior vice presidents) or up to 12 months base salary (for vice presidents), a maximum of $10,000 (for executive and senior vice presi-dents) or $7,500 (for vice presidents) for re-employment expense reimbursement and three months continued coverage under medical, dental and disability plans.

Compensation of Directors

     Directors who are officers of the Registrant receive no additional compensation for service on the Board of Directors or committees. Directors who are not officers are paid $8,000 per year as retainer, plus $1,000 for each meeting of the Directors attended and for each committee meeting held on a day other than the date of a meeting of the Board of Directors, and reimbursement for their actual travel expenses. Directors who are not officers are paid $500 a day for each committee meeting held on the same day as a meeting of the Board of Directors and $250 for each telephone conference meeting. Committee members are reimbursed for their actual travel expenses. In addition, outside directors receive options to purchase 5,000 shares of the Non-Voting Class B Stock of the Registrant at a purchase price of the greater of fair market value on the date of award or $5 on award dates occurring every two years up to a maximum of 15,000 shares per outside director. All stock options will be cancelled upon emergence in accordance with the Company's Plan of Reorganization.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Registrant during the fiscal year ended January 28, 1995 was composed of Messrs. Busbee (Chairman), Allbright, Maynard, and Montgomery. None of the members of the Compensation Committee were officers or employees of the Registrant during the last fiscal year or in prior fiscal years. Mr. Maynard is Chairman of the Golden Corral Corporation ("Golden Corral"). Golden Corral leases certain restaurant facilities from The Rosemyr Corporation and from Emrose Corporation, two corporations affiliated with certain directors of the Registrant. See Item 13 "Certain Relationships and Related Transactions" below. Golden Corral paid said corporations a total of $228,853 under these leases during the past fiscal year of the Registrant.
None of the Executive officers of the Registrant served as a member of the board of directors or as a member of the compensation committee of another entity during the last fiscal year. Consequently, there are no interlocking rela-tionships between the Registrant and other entitites that might affect the determination of the compensation of the Directors and executive officers of the Registrant.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All existing stock of the Company will be cancelled as of the effective date of the Joint Plan of Reorganization. See Item 3 for a discussion of the issuance of the common stock of reorganized Rose's.

     The following table sets forth the only stockholders known to the Regis-trant to be the beneficial owners, as of April 18, 1995, of more than five percent (5%) of the Voting Common Stock of the Registrant:

                              Amount and Nature of
Name and Address              Beneficial Ownership      Percent of Class

George M. Harvin
  100 Winder Street               449,398 (D)                    5.4%
  Henderson, NC  27536              2,782 (B)                     .0%
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

     The table below gives the indicated information as to both classes of equity securities of the Registrant beneficially owned by each director, nominee, the chief executive officer and the four other most highly compensated executive officers, and, as a group, by such person and other executive officers:

                                                           Non-Voting
                               Voting Common   Percent      Class B      Percent
       Name                      Stock (a)     of Class     Stock (a)    of Class

Bruce G. Allbright                5,500           *             -           *

R. Edward Anderson                  900           *          23,827         *

Sam Ayoub                         6,000           *             -           *

George D. Busbee                    250           *             -           *

John T. Church, Sr              217,256          2.6%        33,547         *

Marion J. Church                    500           *             500         *

Frank A. Daniels, Jr              3,000           *          10,000         *

George M. Harvin                452,180          5.5%       181,307        1.7%

James H. Maynard                  3,000           *             -           *

Robert K. Montgomery                -             *             -           *

Albert N. Whiting                   450           *             -           *

John Freise                         -             *           4,000         *

Kathy Hurley                        -             *             -           *

Howard Parge                        -             *             -           *

D. L. Overby                        -             *             987         *

All of the above and other
executive officers as a
group (22) persons              689,046          8.3%       342,937        3.3%

______________________
Footnotes:
*    Less than 1% of outstanding shares.
(a) The following shares are not included in the figures for beneficial ownership by individual directors and executive officers but are included in the total figure for all directors, nominees and executive officers as a group:
88,769 shares of Non-Voting Class B Stock held in the Registrant's Variable Investment Plan.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to existing leases, during the past fiscal year the Registrant paid The Rosemyr Corporation ("Rosemyr") $194,269 as rent for its store building in Morganton Shopping Center, Morganton, N.C.; $314,822 for its store building in Newmarket Plaza Shopping Center, Newport News, Va. (Rosemyr owns a 31.5% interest); $4,580 in rent for office space in Henderson, N.C.; and $11,700 for parking facilities in Henderson, N.C. The Registrant leased a store in Nags Head, N.C. (Rosemyr owns a 95% interest) which was closed during 1994. Rental under the lease during the past fiscal year was $78,795. Eighty percent (80%) of the stock of Rosemyr is owned by Mrs. L.H. Harvin, Jr. and her children and by the Estate and trusts of the late Emma Rose Church, whose beneficiaries are Mr. John T. Church, Sr. (Director of the Registrant), Mrs. E.C. Bacon and Mr. John T. Church, Jr. During the past fiscal year, the Registrant paid Emrose Corporation ("Emrose") under pre-existing leases $28,346 in rent for office space in Henderson, N.C. and $12,023 for lease of storage facilities. Emrose is owned by Mrs. L.H. Harvin, Jr. and Mr. John T. Church, Sr., Mrs. E.C. Bacon and Mr. John T. Church, Jr. Messrs. John T. Church, Sr. and George M. Harvin, who are directors of the Registrant, are executive officers of Rosemyr and Emrose. The Registrant also paid H.H.C. Co., Inc. ("H.H.C.") $20,597 in rent during the past fiscal year for a store building in High Point, N.C., which was closed during 1994. Mrs. L.H. Harvin, Jr. and Mr. John T. Church, Sr. own 61% of the stock of H.H.C. Golden Corral Corporation ("Golden Corral") leases certain restaurant facilities from Rosemyr and from Emrose. Golden Corral paid said corporations a total of $228,853 under these leases. James H. Maynard (a Director of the Registrant) is Chairman of Golden Corral.

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

         Independent Auditors' Report

         Consolidated Statements of Operations for the years ended January 28, 1995; January 29, 1994 and
         January 30, 1993

         Consolidated Balance Sheets - January 28, 1995 and
         January 29, 1994

         Consolidated Statements of Stockholders' Equity for the years ended January 28, 1995; January 29, 1994 and
         January 30, 1993

         Consolidated Statements of Cash Flows for the years ended January 28, 1995; January 29, 1994 and January 30, 1993

         Notes to the Financial Statements

     2.  FINANCIAL STATEMENT SCHEDULES

         All schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

     3.  EXHIBITS

   Exhibit
     No.                                                              Page

      3.1    Form of Amended and Restated Certificate              Incorporated
                  of Incorporation of the Registrant, to           by reference
                  become effective upon the Registrant's
                  emergence from Chapter 11 (Incorporated
                  by reference to Exhibit I-4 to Registrant's
                  Registration Statement on Form 8-A dated
                  March 27, 1995).

      3.2    Form of Bylaws of the Registrant, as amended          Incorporated
                  and restated, to become effective upon the       by reference
                  Registrant's emergence from Chapter 11
                  (Incorporated by reference to Exhibit I-5 to Registrant's Registration Statement on
                  Form 8-A dated March 27, 1995).

     10.1    The Registrant's Short-Term Incentive                 Incorporated
                  Compensation Plan, effective January 30,         by reference
                  1994, subject to approval by the United
                  States Bankruptcy Court, Eastern District of North Carolina, Raleigh Division, dated August 4, 1994 (Incorporated by reference to Exhibit (c)(3) to the Registrant's Report on Form 8-K dated
                  April 24, 1995).

     10.2    Proposed Plan of Reorganization dated                 Incorporated
                  August 1, 1994 (Incorporated by reference        by reference
                  to Exhibit 10.1 to the Registrant's Report on Form 8-K dated August 1, 1994).

     10.3    First Amended Disclosure Statement Related to         Incorporated
                  First Amended Joint Plan of Reorganization       by reference
                  dated October 4, 1994 (Incorporated by
                  reference to Exhibit 10.2 to Registrant's
                  Report on Form 8-K dated October 5, 1994).

     10.4    The Registrant's Variable Investment Plan             Incorporated
                  (the "Plan"), as amended and restated            by reference
                  effective January 1, 1989 (Incorporated
                  by reference to Exhibit 10.4 to Registrant's
                  Annual Report on Form 10-K for the fiscal year ended January 29, 1994, dated
                  April 26, 1994).

     10.5    Proposed First Amended Joint Plan of                  Incorporated
                  Reorganization dated October 4, 1994             by reference
                  (Incorporated by reference to Exhibit
                  10.3 to Registrant's Report on Form 8-K
                  dated October 5, 1994).

     10.6    Loan Agreement dated September 20, 1993               Incorporated
                  between the Registrant and General               by reference
                  Electric Capital Corporation
                  (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-K dated September 20, 1993).

     10.7    The Registrant's Severance Program, as                Incorporated
                  adopted effective March 24, 1994 pursuant        by reference
                  to order of the Bankruptcy Court presiding over the Registrant's proceeding under
                  Chapter 11 of Title 11 of the United States
                  Code (the "Bankruptcy Court") (Incorporated by reference to Exhibit 10.7 to Registrant's
                  Annual Report on Form 10-K for the fiscal year ended January 29, 1994, dated April 26,
                  1994).

     10.8    The Registrant's obligations with respect to
                  the compensation of its officers and directors as specified in the following orders of the Bankruptcy Court:

                  (a)Order Authorizing Compensation of Senior      Incorporated
                     Vice Presidents (dated November 18, 1993)     by reference
                     (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form
                     10-K for the fiscal year ended January 29, 1994, dated April 26, 1994).

                  (b)Order Authorizing Compensation of Executive   Incorporated
                     Vice Presidents (dated November 18, 1993)     by reference
                     (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form
                     10-K for the fiscal year ended January 29, 1994, dated April 26, 1994).

                  (c)Order Authorizing Compensation of Vice        Incorporated
                     Presidents and Treasurer (dated November 18,  by reference
                     1993) (Incorporated by reference to Exhibit
                     10.8 to the Registrant's Annual Report on
                     Form 10-K for the fiscal year ended
                     January 29, 1994, dated April 26, 1994).

                  (d)Order Continuing Compensation of Chairman     Incorporated
                     of the Board of Directors Pending Hearing     by reference
                     (dated November 18, 1993) (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 1994, dated April 26, 1994).

                  (e)Order Authorizing Payment of Compensation     Incorporated
                     to Directors (dated November 18, 1993)        by reference
                     (Incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 1994, dated April 26, 1994).

                  (f)Amended Order Approving Rejection of          Incorporated
                     Termination Agreements and Implementation     by reference
                     of Severance Program (April 1, 1994)
                     (Incorporated by reference to
                     Exhibit (c)(5)(f) to the Registrant's
                     Report on Form 8-K dated April 24, 1995).

                  (g)Order Approving Short-Term Incentive Plan     Incorporated
                     (August 4, 1994) (Incorporated by reference   by reference
                     to Exhibit (c)(5)(a) to the Registrant's
                     Report on Form 8-K dated April 24, 1995).

                  (h)Order Authorizing Increased Compensation      Incorporated
                     of R. Edward Anderson, President and Chief    by reference
                     Executive Officer and Chairman of the
                     Board (dated October 12, 1994) (Incorporated by reference to Exhibit (c)(5)(b) to the Registrant's Report on Form 8-K dated
                     April 24, 1995).

                  (i)Order Authorizing Increased Compensation      Incorporated
                     of (i) Kathy M. Hurley, Senior Vice           by reference
                     President, Merchandising; (ii) Jeanette R.
                     Peters, Senior Vice President, Chief
                     Financial Officer; and (iii) George T.
                     Blackburn, II, Vice President, Real Estate,
                     General Counsel and Secretary (dated
                     December 15, 1994) (Incorporated by reference to Exhibit (c)(5)(c) to the Registrant's
                     Report on Form 8-K dated April 24, 1995).

                  (j)Order Authorizing Entry into Employment       Incorporated
                     Agreement with R. Edward Anderson,            by reference
                     President and Chief Executive Officer
                     (dated December 15, 1994) (Incorporated by reference to Exhibit (c)(5)(d) to the Registrant's Report on Form 8-K dated
                     April 24, 1995).

                  (k)Order Approving Consummation Bonus and        Incorporated
                     Stock Option Awards (February 14, 1995)       by reference
                     (Incorporated by reference to Exhibit
                     (c)(5)(e) to the Registrant's Report on
                     Form 8-K dated April 24, 1995).

    10.9     Order of the United States Bankruptcy                 Incorporated
                  Court, Eastern District of North Carolina,       by reference
                  Raleigh Division, dated October 5, 1994
                  (Incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 8-K dated
                  October 5, 1994).

   10.10     Form of Warrant Agreement between Rose's              Incorporated
                  Stores, Inc. and the warrant agent, as           by reference
                  filed with the United States Bankruptcy
                  Court, Eastern District of North Carolina,
                  Raleigh Division, on December 14, 1994
                  (Incorporated by reference to Exhibit I-3 to Registrant's Registration Statement on
                  Form 8-A dated March 27, 1995).

   10.11     Order of United States Bankruptcy Court,              Incorporated
                  Eastern District of North Carolina,              by reference
                  Raleigh Division, dated December 14, 1994
                  (Incorporated by reference to Exhibit I-8 to Registrant's Registration Statement on
                  Form 8-A dated March 27, 1995).

   10.12     New Equity Compensation Plan (Incorporated            Incorporated
                  by reference to Exhibit (c)(4) to the            by reference
                  Registrant's Current Report on Form 8-K
                  dated April 24, 1995).

   10.13     Modified and Restated First Amended Joint             Incorporated
                  Plan of Reorganization dated April               by reference
                  19, 1995 (Incorporated by reference to
                  Exhibit (c)(1) to Registrant's Current
                  Report on Form 8-K dated April 24, 1995).

   10.14     Order dated April 24, 1995 approving Modified         Incorporated
                  and Restated First Amended Joint Plan of         by reference
                  Reorganization dated April 19, 1995
                  (Incorporated by reference to Exhibit (c)(2) to Registrant's Current Report on Form 8-K dated April 24, 1995).

    27.      Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     The Registrant filed the following reports on Form 8-K during the last quarter of the period covered by this report:

              Form 8-K dated January 20, 1995, reporting in Item 5 the achievement by the Registrant of certain financial targets required under the Registrant's First Amended Joint Plan of Reorganization.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Rose's Stores, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      ROSE'S STORES, INC.


                                      By:   /s/ R. Edward Anderson
                                            R. Edward Anderson, President and
                                            Chief Executive Officer


                                      By:   /s/ Jeanette R. Peters
                                            Jeanette R. Peters, Senior Vice
                                            President, Chief Financial Officer




Date:


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trantand on the dates indicated:



/s/ R. Edward Anderson                         /s/ Marion J. Church
R. Edward Anderson, Director                   Marion J. Church, Director


/s/ Sam Ayoub                                  /s/ George M. Harvin
Sam Ayoub, Director                            George M. Harvin, Director


/s/ John T. Church                             /s/ James H. Maynard
John T. Church, Director                       James H. Maynard, Director

MANAGEMENT'S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

January 28, 1995

     The consolidated financial statements on the following pages have been prepared by management in conformity with generally accepted accounting principles. Management is responsible for the reliability and fairness of the financial statements and other financial information included herein.
     To meet its responsibilities with respect to financial information, management maintains and enforces internal accounting policies, procedures and controls which are designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. Management believes that the Company's accounting controls provide reasonable, but not absolute, assurance that errors or irregularities which could be material to the financial state-ments are prevented or would be detected within a timely period by Company personnel in the normal course of performing their assigned functions. The concept of reasonable assurance is based on the recognition that the cost of controls should not exceed the expected benefits. Management maintains an internal audit function and an internal control function which are responsible for evaluating the adequacy and application of financial and operating controls and for testing compliance with Company policies and procedures.
     The responsibility of our independent auditors, KPMG Peat Marwick LLP, is limited to an expression of their opinion on the fairness of the financial statements presented. Their opinion is based on procedures, described in the second paragraph of their report, which include evaluation and testing of controls and procedures sufficient to provide reasonable assurance that the financial statements neither are materially misleading nor contain material errors.
     The Audit Committee of the Board of Directors meets periodically with management, internal auditors and independent auditors to discuss auditing and financial matters and to assure that each is carrying out its responsibilities. The independent auditors have full and free access to the Audit Committee and meet with it, with and without management being present, to discuss the results of their audit and their opinions on the quality of financial reporting.


                                        R. Edward Anderson
                                        President and
                                        Chief Executive Officer


                                        Jeanette R. Peters
                                        Senior Vice President,
                                        Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rose's Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Rose's Stores, Inc., Debtor-in-Possession (the Company), as of January 28, 1995 and January 29, 1994, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended January 28, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a rea-sonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rose's Stores, Inc., Debtor-in-Possession, at January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 1995, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (Bankruptcy Court) on September 5, 1993. The Chapter 11 filing, the Company's leveraged financial structure, and recurring net losses resulting in the elimination of stockholders' equity, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently operating its business as debtor-in-posses-sion under the jurisdiction of the Bankruptcy Court. The continuation of the Company as a going concern is contingent upon the Company emerging from bank-ruptcy in accordance with the Company's First Amended Joint Plan of Reorganiza-tion. The consolidated financial statements as of and for the year ended January 28, 1995 do not include any adjustments that might result from the outcome of this uncertainty.

    As discussed in Note 16 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pen-sions," in 1992.


Raleigh, North Carolina                                KPMG Peat Marwick LLP
March 31, 1995

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

                                                            Years Ended
                                              January 28,  January 29,   January 30,
                                                  1995         1994          1993
Revenue:
  Gross sales                                $   756,356     1,245,697     1,404,302
  Leased department sales                         24,430        42,474        42,059
  Net sales                                      731,926     1,203,223     1,362,243
  Leased department income                         5,288         8,707         9,816
    Total revenue                                737,214     1,211,930     1,372,059
Costs and Expenses:
  Cost of sales                                  555,087       932,238     1,103,160
  Selling, general and administrative            160,346       281,723       300,866
  Depreciation and amortization                    9,257        12,984        13,661
  Interest                                         5,907        12,054        13,881
    Total costs and expenses                     730,597     1,238,999     1,431,568
Earnings (Loss) Before Reorganization
  Expense, Income  Taxes, and Cumulative
  Effect of Accounting Change                      6,617       (27,069)      (59,509)
Reorganization Expense (a)                       (57,899)      (39,138)         -
Loss Before Income Taxes and Cumulative
  Effect of Accounting Change                    (51,282)      (66,207)      (59,509)
Income Taxes (Benefits)
  Current                                           -             -           (7,599)
  Deferred                                          -             -            6,650
    Total                                           -             -             (949)
Loss Before Cumulative Effect of
  Accounting Change                              (51,282)      (66,207)      (58,560)
Cumulative Effect of Adopting SFAS 106 (b)          -             -           (5,031)
Net Loss                                     $   (51,282)      (66,207)      (63,591)
Loss Per Share Before Cumulative Effect
  of Accounting Change                       $     (2.73)        (3.53)        (3.14)
Cumulative Effect of Adopting
  SFAS 106 (b)                                      -              -           (0.27)
Loss Per Share                               $     (2.73)        (3.53)        (3.41)

(a) On September 5, 1993, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of North Carolina seeking to reorganize under Chapter 11 of the Bankruptcy Code. The consolidated financial Statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all the consequences of the ongoing Chapter 11 reorganization.
     Included in the reorganization expense for 1994 is a provision of $43,000 for the costs of closing 59 stores in May 1994 and realigning corporate and administrative costs. Included in the reorganization expense for 1993 is a provision of $39,500 for the costs of closing 43 stores in January 1994. Included in the 1994 and 1993 reorganization costs, in addition to the costs of closing the stores, are the DIP Facility fee amortization and expenses, profes-sional fees and other reorganization costs. Offsetting the 1993 expense is a reversal of prior reserves for closings due to the anticipated rejections of closed store leases.
(b) In 1992, the Company adopted SFAS 106 "Employers' Accounting for Post-retirement Benefits Other Than Pensions," which requires the Company to accrue health insurance benefits over the period in which associates become eligible for such benefits. The cumulative effect of adopting SFAS 106 was a one-time charge of $5,031.

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

                                                                    Years Ended
                                                          January 28,      January 29,
                                                             1995             1994
Assets

 Current Assets
   Cash and cash equivalents                              $    1,350           11,955
   Accounts receivable                                        12,140           15,057
   Inventories                                               119,567          203,150
   Prepaid merchandise                                         6,632           10,757
   Other current assets                                        5,531            7,457
     Total current assets                                    145,220          248,376
 Property and Equipment, at cost,
   Less accumulated depreciation and amortization             34,707           50,234

 Deferred Tax Benefits                                         3,164            6,447
 Other Assets                                                     95            3,048
                                                           $ 183,186          308,105
Liabilities and Stockholders' Equity (Deficit)

 Current Liabilities
   Reclamation claims                                      $    -               4,000
   Debtor-in-possession financing                                600             -
   Current maturities of capital lease obligations               628            2,374
   Accounts payable                                           23,392           35,507
   Accrued salaries and wages                                  7,821           12,295
   Reserve for store closings                                  8,530             -
   Deferred tax liabilities                                    3,164            6,447
   Other current liabilities                                   9,076           14,113
     Total current liabilities                                53,211           74,736

 Liabilities Subject to Settlement Under
   Reorganization Proceedings                                156,474          207,456

 Capital Lease Obligations (excluding current
   maturities                                                    646            1,907
 Deferred Income                                               1,993            2,296
 Accumulated Postretirement Benefit Obligation                 6,048            5,614

 Stockholders' Equity (Deficit)
   Voting common stock
     Authorized 30,000 shares; issued 10,800 shares            2,250            2,250
   Non-voting Class B stock
     Authorized 30,000 shares; issued 12,659 shares           18,795           18,795
   Paid-in capital-stock warrants                              2,700            2,700
   Retained earnings (accumulated deficit)                   (40,313)          10,969
                                                             (16,568)          34,714
   Less cost of stock held in treasury                       (18,618)         (18,618)

         Total stockholders' equity (deficit)                (35,186)          16,096

                                                           $ 183,186          308,105

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands)

                                          Voting            Non-Voting
                                      Common Stock     Class B Stock                             Retained        Treasury Stock
                                                                                Paid-In          Earnings
                                                                              Capital-Stock  (Accumulated)
                                  Shares     Amount     Shares     Amount        Warrants      (Deficit)      Shares       Amount
Balance January 25, 1992          10,800     $2,250     12,659     $19,279         $ -        $140,767        (4,866)   $(19,576)
Net loss for fiscal year 1992                                                                  (63,591)
Issuance of stock warrants                                                          2,700
Other                                                                 (262)                                       91          542
Balance January 30, 1993          10,800      2,250     12,659      19,017          2,700       77,176        (4,775)     (19,034)
Net loss for fiscal year 1993                                                                  (66,207)
Other                                                                 (222)                                       74          416
Balance January 29, 1994          10,800      2,250     12,659      18,795          2,700       10,969        (4,701)     (18,618)
Net loss for fiscal year 1994                                                                  (51,282)
Balance January 28, 1995          10,800     $2,250     12,659     $18,795         $2,700     $(40,313)       (4,701)    $(18,618)



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                         Years Ended
                                                          January 28,  January 29,  January 30,
                                                              1995         1994         1993
Cash flows from operating activities:
Net loss                                                   $  (51,282)    (66,207)     (63,591)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                 9,257      12,984       13,661
  (Gain) loss on disposal of property and equipment              (278)         98         (243)
  Deferred income taxes                                          -           -           6,650
  LIFO expense (credit)                                        (4,816)        179          186
  Write off of deferred financing costs                          -          4,528         -
  Provision for closed stores                                  43,000      26,474         -
  Cumulative effect of adopting SFAS 106                         -           -           5,031
Cash provided by (used in) assets and liabilities:
  (Increase) decrease in accounts receivable                    2,917      (1,773)       1,554
  (Increase) decrease in prepaid merchandise                    4,125     (10,757)        -
  (Increase) decrease in inventories                           91,817     (13,948)      78,167
  (Increase) decrease in other current and non-current
    assets                                                      2,330         859       (2,564)
  Increase (decrease) in accounts payable                     (17,152)     35,051       19,555
  Increase (decrease) in accrued expenses and
    other liabilities                                          (9,429)        724        2,216
  Increase (decrease) in federal and state income
    taxes payable                                                -          8,005       (1,146)
  Increase (decrease) in reserve for future store
    closings                                                  (13,060)     13,088      (17,799)
  Increase (decrease) in deferred income                         (303)     (1,250)      (1,882)
  Increase (decrease) in accumulated postretirement
    benefit obligation                                            434         318          265
  Other                                                          -           -              11
Net cash provided by operating activities                      57,560       8,373       40,071
Cash flows from investing activities:
  Purchases of property and equipment                          (2,015)     (9,109)      (9,629)
  Proceeds from disposal of property and equipment                734           9          489
Net cash used in investing activities                          (1,281)     (9,100)      (9,140)
Cash flows from financing activities:
  Net activity on debtor-in-possession facility                   600        -            -
  Payments on pre-petition secured debt                       (65,437)     (1,127)     (12,000)
  Principal payments on capital lease obligations              (2,047)     (2,358)      (2,337)
  Increase (decrease) in bank drafts outstanding                 -         (3,128)      (3,422)
  Other                                                          -            194          269
Net cash (used in) financing activities                       (66,884)     (6,419)     (17,490)
Net increase (decrease) in cash and cash equivalents          (10,605)     (7,146)      13,441
Cash and cash equivalents at beginning of year                 11,955      19,101        5,660
Cash and cash equivalents at end of year                   $    1,350      11,955       19,101

Supplemental disclosure of additional noncash investing
  and financing activities:
      Issuance of stock warrants                           $     -           -           2,700
      Retirement of net book value of assets in reserve
        for future store closings                               7,018       4,054        1,888
      Write-off of inventory in reserve for future
        store closings                                           -         43,661        5,257
      Capital lease obligations entered into for
        new equipment                                            -           -             418

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 28, 1995; January 29, 1994; and January 30, 1993 (Amounts in thousands except per share amounts)

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

    In the Chapter 11 case, substantially all liabilities as of the Petition Date were subject to settlement under a plan of reorganization voted upon by certain of the Company's impaired creditors. On October 4, 1994, the Company filed with the Bankruptcy Court its First Amended Joint Plan of Reorganization (together with all amendments thereto approved by the Bankruptcy Court, the "Joint Plan of Reorganization"). This Joint Plan of Reorganization was sub-mitted to the Court on behalf of the Company, the Pre-Petition Secured Note-holders, Bank of Tokyo, Ltd., the Official Committee of Unsecured Creditors, and the Official Committee of Equity Security Holders. Capitalized terms used herein and not defined are defined in the Joint Plan of Reorganization.

     The Company's First Amended Disclosure Statement Relating to the First Amended Joint Plan of Reorganization, First Amended Joint Plan of Reorganization and Related Court Order and Notice, dated October 5, 1994, was approved by the Bankruptcy Court on October 5, 1994. The Joint Plan of Reorganization was confirmed by order of the Bankruptcy Court dated December 14, 1994.

     By orders dated February 3, 1995 and February 13, 1995, the Bankruptcy Court approved technical modifications to the Joint Plan of Reorganization. In addition the Company has filed a Motion for Approval of Modifications to First Amended Plan of Reorganization and Entry of Order Approving Modified and Restated First Amended Joint Plan of Reorganization the primary effects of which will be (i) to provide that Class 2B (Pre-Petition Lenders' Allowed Secured Claims) shall be paid in full, in cash, contemporaneously with the closing of the Post-Effective Date Financing Facility, and (ii) to delete references in the plan to the Alternative Treatment Provisions which would have required liquidation of the Company's assets if the requirements for emergence from Chapter 11 are not met.

     Subject to the conditions stated in the Joint Plan of Reorganization, as stated below, the plan shall become effective on that date (the "Effective Date") on or before April 30, 1995, on which all conditions to effectuation have been satisfied.

     The Joint Plan of Reorganization provides for, among other things, the cash payments of $26,400 to its Pre-Petition Secured lenders and amounts owing under the DIP Facility and various administrative and tax claims due at the effective date, and the distribution of all of the common stock of reorganized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rose's in the amount of 10,000 shares (including 150 shares reserved for issuance to officers of the Company as a management incentive and retention program, approved by order of the Bankruptcy Court dated February 14, 1995) to unsecured creditors to settle projected claims of $115,000 to $130,000.
The order of the Bankruptcy Court referenced above, dated February 14, 1995, approving the management incentive and retention program also provides for issuance of options for 550,000 shares of common stock of the Company to officers which are to be issued within 90 days of the Effective Date. Addi-tionally, shareholders of record as of the effective date of the Plan will receive their pro-rata share of approximately 4,286 warrants. Each warrant shall entitle the holder to purchase one share of common stock of the reorgan-ized Rose's at a price to be determined in accordance with the applicable provisions of the plan of reorganization. The warrants expire on the seventh anniversary of the effective date of the Plan. In addition, RSI Trading, Inc., a wholly owned subsidiary of the Company has been merged into the Company under provisions of the Joint Plan of Reorganization.

     Under the Bankruptcy Code, and in accordance with the Joint Plan of Reorganization, the Company will assume or reject real estate leases, employment contracts, and unexpired executory pre-petition contracts subject to Bankruptcy Court approval. The Company has established its estimated liabilities for such items during the bankruptcy period and will settle or carry forward portions of the liabilities (for assumed leases) at the Effective Date.

    On confirmation of a plan of reorganization, the Company expects to utilize "Fresh Start Accounting" in accordance with the guidelines for accounting for emergence from bankruptcy. Fresh Start Accounting is expected to result in a restatement of Company assets to reflect current values. (See Footnote 2)

2  FRESH START CONSOLIDATED BALANCE SHEET

     In 1990, the American Institute of Certified Public Accountants issued Statement of Position 90-7 ("Reorganization SOP") "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Report-ing"). The application of Fresh-Start Reporting requires adjusting assets and liabilities to their estimated fair value at the effective date of the reorganization. The following are estimates of the adjustments that would have been applied to the 1994 fiscal year-end balance sheet if the Company had emerged on January 28, 1995.

     The valuation information contained herein is not a prediction or guarantee of the future trading price of the New Rose's Common Stock to be issued under the Plan. The trading price of securities issued under a plan of reorganization is subject to many unforeseeable circumstances and therefore cannot be accu-rately predicted. The estimates of value were prepared through the application of various valuation techniques and do not purport to reflect or constitute appraisals of the actual market value that may be realized through the sales of the New Rose's Common Stock to be issued. The actual market price of the New Rose's Common Stock at the time of issuance will depend upon prevailing interest rates, market conditions, the condition and prospects of the Company, including the anticipated initial securities holding of pre-petition creditors, some of which may prefer to liquidate their investment rather than hold it on a long-term basis, and other factors that generally may influence the prices of securities; therefore, the New Common Stock is likely to trade at values that could differ materially from the amounts assumed herein.

PROFORMA CONSOLIDATED BALANCE SHEET
(Amounts in thousands)

                                                                                     Unaudited
                                                                  "Fresh Start       Proforma
                                                   January 28,      Accounting"       January 28,
                                                      1995          DR        CR       1995

Assets

 Current Assets
   Cash and cash equivalents                        $    1,350                            1,350
   Accounts receivable                                  12,140                           12,140
   Inventories                                         119,567    26,195 (1)            145,762
   Prepaid merchandise                                   6,632                            6,632
   Other current assets                                  5,531                1,252 (2)   4,279
     Total current assets                              145,220    26,195      1,252     170,163

 Property and Equipment, at cost,
   Less accumulated depreciation and amortization       34,707               34,707 (3)    -

 Deferred Tax Benefits                                   3,164                            3,164
 Other Assets                                               95                   95 (3)    -
                                                     $ 183,186    26,195     36,054     173,327
Liabilities and Stockholders' Equity (Deficit)

 Current Liabilities
   Debtor-in-possession financing                    $     600       600 (4)               -
   Working capital facility                               -                  27,023 (4)  27,023
   Current maturities of capital lease obligations         628                              628
   Accounts payable                                     23,392                           23,392
   Accrued salaries and wages                            7,821                            7,821
   Reserve for store closings                            8,530                            8,530
   Deferred tax liabilities                              3,164                            3,164
   Other current liabilities                             9,076                5,000 (5)  14,076
     Total current liabilities                          53,211       600     32,023      84,634

 Liabilities Subject to Settlement Under
   Reorganization Proceedings                          156,474   156,474 (5)               -

 Excess of Net Assets Over Reorganization Value           -                  46,080 (3)  46,080

 Capital Lease Obligations                                 646                              646
 Deferred Income                                         1,993                            1,993
 Accumulated Postretirement Benefit Obligation           6,048     1,074 (6)              4,974

 Stockholders' Equity
   Voting common stock                                   2,250     2,250 (7) 35,000 (8)  35,000
   Non-voting Class B stock                             18,795    18,795 (7)               -
   Paid-in capital-stock warrants                        2,700     2,700 (7)               -
   Retained earnings (accumulated deficit)             (40,313)              40,313 (9)    -
                                                                                   (10)
                                                       (16,568)   23,745     75,313      35,000
   Less cost of stock held in treasury                 (18,618)              18,618 (7)    -

         Total stockholders' equity (deficit)          (35,186)   23,745     93,931      35,000

                                                     $ 183,186   181,893    172,034     173,327

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Explanations of adjustment columns of Proforma Consolidated Balance Sheet are as follows:

(1)  Adjustment to write-up inventories by the current LIFO reserve.
(2)  To write-off prepaid facility fees.
(3) The excess reorganization value was allocated to non-current assets, with any excess recorded as a deferred credit to be amortized to income over the period of expected benefit but not more than 10 years.
(4) Borrowings have been adjusted to reflect payments to be made in accordance with the plan of reorganization as follows:
     (a)  $600 for pay off of the DIP Facility
     (b)  $26,423 for pay off of pre-petition secured debt
(5)  Liabilities Subject to Settlement have been settled as follows:
     (a)  $26,423 pre-petition secured debt is paid in cash
     (b) $5,000 of priority claims, cure amounts and reclamation claims have been moved to current liabilities
     (c)  The remaining unsecured claims will be settled with stock
(6)  Adjustment to reverse unrecognized gain on transition obligation.
(7)  Cancellation of Class B stock, warrants, and treasury stock.
(8) To reflect estimated value of new equity upon the issuance of new Rose's common stock.
(9)  Elimination of old accumulated deficit.
(10) Earnings from operations were $6,617 in 1994. If the emerged Company had traded during the year, the earnings would have been approximately $15,874 as there would have been no depreciation charged during the year.

3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Going Concern Basis The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business, in accordance with the American Institute of Certified Public Accountants' State-ment of Position 90-7, "Financial Reporting by Entities Under the Bankruptcy Code." Substantially all current and long-term liabilities existing at the time the petition for reorganization under Chapter 11 was filed have been reclassified as liabilities subject to settlement under reorganization pro-ceedings. The financial statements do not include any adjustments or reclass-ifications that might be necessary should the Company be unable to continue in existence.

    Consolidated Financial Statements The Company's consolidated financial statements include the accounts of a wholly-owned subsidiary. Intercompany accounts and transactions are eliminated. In January 1995, the wholly-owned subsidiary was merged with the Company.

    Fiscal Year Fiscal years 1994, 1993 and 1992 ended on January 28, 1995; January 29, 1994; and January 30, 1993, respectively. Fiscal years 1994 and 1993 contained 52 weeks and fiscal year 1992 contained 53 weeks.

    Cash Equivalents The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Interest-bearing cash equivalents are carried at cost, which approximates market. Bank drafts outstanding have been reported as a current liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Inventories Substantially all merchandise inventories are valued on a last-in, first-out (LIFO) cost basis.

    Revenue Sales are recorded at the time merchandise is exchanged for ten-der. The Company does not make any warranties on the merchandise sold, but allows customers to return merchandise which reduces sales. In many cases, the Company returns damaged goods to the vendor for credit or has negotiated a damage allowance to offset the cost of writing off the merchandise. In the case of layaways, sales are recorded for the total amount of the merchandise when the customer puts the merchandise on layaway. If the layaway is not paid in full by the end of 60 days, the Company's policy is to cancel the layaway, reduce sales and return the merchandise to stock.

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

     On February 15, 1995, the Board of Directors of the Company approved resolutions providing for merger of the profit sharing plan into the 401(k) plan maintained by the Company, such merger to be effective July 1, 1995. The merged plan will take the form of the 401(k) plan, subject to any modifications that may be necessary or desirable to give effect to the merger.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Pursuant to the deferred method under APB Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjust-ed for subsequent changes in tax rates.

     Earnings (Loss) Per Share Earnings (loss) per share is computed on the weighted average number of shares outstanding during the year. The average number of shares used to compute earnings (loss) per share was 18,758 shares in 1994; 18,740 shares in 1993; and 18,638 shares in 1992. The exercise of outstanding stock options and warrants would result in an anti-dilutive effect on loss per share and are excluded from the calculation.

    Postretirement Health Insurance Benefits The Company provides health insurance benefits for retirees who meet minimum age and service requirements and are covered by the medical plan at retirement. Beginning in 1992, the Company recognizes the cost of retiree health insurance benefits over the associates' period of service.

4  ACCOUNTS RECEIVABLE

    Accounts Receivable are comprised of layaway receivables ($2,651 and $3,262 in 1994 and 1993, respectively) and other receivables ($9,489 and $11,795 in 1994 and 1993, respectively). Other receivables consist primarily of amounts due from vendors for returns, co-op advertising, shoe department income, and coupons.

    The Company does not provide for an allowance for doubtful accounts for layaways because the Company holds the merchandise or for other receivables because the Company expects uncollectible amounts to be immaterial as deductions can be taken against future amounts due to vendors.

5  INVENTORIES

    A summary of inventories as of January 28, 1995 and January 29, 1994 is as follows:

                                            Fiscal Years
                                          1994         1993
  Inventories valued at
    FIFO cost                          $ 145,762      237,579
  LIFO reserve                           (26,195)     (34,429)
  Inventories substantially
     valued at LIFO cost               $ 119,567      203,150


    During 1994 and 1993, inventories were reduced, resulting in the liquidation of LIFO inventory layers. The effect of this inventory liquidation was a reduction in the costs related to closed stores of approximately $3,419 in 1994 and $1,347 in 1993.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6  PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                               Fiscal Years
                                           1994            1993

    Land                                 $    641             641
    Buildings                              20,408          19,883
    Furniture, fixtures, and equipment     82,978         107,540
    Improvements to leased premises        13,164          18,896
      Total                               117,191         146,960
    Less accumulated depreciation
      and amortization                    (83,265)       (100,065)
                                           33,926          46,895
    Capitalized leases                      6,400          11,894
    Less accumulated amortization          (5,619)         (8,555)
                                              781           3,339
      Net property and equipment         $ 34,707          50,234

7  DEBT

   Debt outstanding was as follows:
                                                         Fiscal Years
                                                      1994          1993
   Senior notes, interest payable semi-
     annually at 11.00% and principal payable
     1993 to 1998                                   $ 21,136        70,583
   Term note, interest payable monthly
     at 11.00% and principal payable
     1993 to 1998                                      5,063        10,000
   Term note, interest payable monthly
     at prime plus 3% and principal
     payable 1993 to 1998                               -            7,335
   Borrowings under revolving credit facilities         -            3,646
   Pre-petition interest                                224           297

     Total Debt                                       26,423        91,861
        Less: Liabilities subject to settlement
              under reorganization proceedings       (26,423)      (91,861)

   Total debt due                                  $    -             -

   Borrowings under Debtor-in-Possession
     Financing                                     $     600          -

     As a result of the Company's Chapter 11 filing on September 5, 1993 (See
Note 1), debt and accrued interest totaling $26,423 at January 28, 1995 and $91,861 at January 29, 1994, have been reclassified as "Liabilities Subject to Settlement Under Reorganization Proceedings" (See Note 8). The Company wrote-off the unamortized balance of deferred financing costs of $4,528 associated with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the long-term debt as it was determined no future benefit would be realized from these costs. The write-off is included in reorganization costs for the year ended January 29, 1994.

    Generally, under the Bankruptcy Code, interest on pre-petition claims ceases accruing upon the filing of a petition; however, if the claims are collateral-ized by an interest in property with value (less the cost of preserving such property) exceeding the amount of the debt, post-petition interest may be pay-able. The Bankruptcy Court has ordered the Company to make adequate protection payments to various creditors. Although payments have been made without pre-judice to any such future determination of payment classification, certain monthly payments made since September 5, 1993 have been recorded as interest expense. Additional adequate protection payments were made to various creditors in 1993 and 1994 as described more fully below.

    On May 29, 1992, the Company signed an agreement with its long-term lenders to restructure the principal payments of its long-term debt. The agreement resulted in a six and one-half year amortization of the then outstanding long-term notes of $102,500. The restructuring of the term notes required a fee payment. The agreement with some of the long-term lenders granted them warrants exercisable into the Company's Non-Voting Class B stock at an option price of $5 per share. These warrants will be cancelled upon emergence in accordance with the Company's Plan of Reorganization. Also on May 29, 1992, the Company signed an agreement with its banks to provide revolving credit facilities through May 31, 1994, including an amount designated for letters of credit related to imports. The Company pledged inventories located in approximately 50% (currently 73% of remaining stores) of its stores and a collateral pool of $26,500 to its long-term lenders and banks. The $26,500 collateral pool con-sisted of the Company's Distribution Center and, to the extent necessary, the inventory located in the Distribution Center. In addition, all other property and equipment were pledged as collateral. The Company also pledged approxi-mately $3,000 of inventory to a long-term lender to collateralize the lender's deferral of previously scheduled payments.

     At the time of the Company's filing on September 5, 1993, debt and accrued interest totaling $92,762 were outstanding under its long-term notes and debt and accrued interest totaling $15,617 were outstanding under its revolving credit facilities. The Bankruptcy Court ordered the Company to make certain adequate protection payments relating to cash collateral and proceeds result-ing from the stores closed in 1993 and 1994 that were pledged to its lenders and banks. In 1993 and 1994, the Company made adequate protection payments totaling $16,518 and $65,437, respectively, to its lenders in accordance with the related Bankruptcy Court orders. The payments were applied against debt and accrued interest outstanding as of September 5, 1993, in accordance with the applicable loan documents.

     The Company entered into a Debtor-in-Possession Revolving Credit Agreement dated as of September 20, 1993, (the "DIP Facility") with G. E. Capital Corporation, as lender, under which the Company is allowed to borrow or issue letters of credit up to $125,000 for general corporate purposes, subject to certain restrictions defined in the DIP Facility. The term of the DIP Facility

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is for twenty-four months unless extended by the lender and the Bankruptcy Court upon request by the Company. The DIP facility will also terminate on the effective date of the Company's Plan of Reorganization. On October 14, 1993, a motion was entered in Bankruptcy Court authorizing the Debtor-in-Possession to borrow funds with priority over administrative expenses and secured by liens on property of the Company, subject to certain defined restrictions as further amended on January 31, 1994. The DIP Facility included limitations on capital expenditures, limitations on the incurrence of additional liens and indebted-ness, limitations on the sale of assets, limitations on adequate protection payments, and a prohibition on paying dividends. The DIP Facility also in-cludes financial covenants pertaining to EBITDA (earnings before interest, taxes, depreciation, and amortization) and net cash flows. The DIP Lender has a super-priority claim against the property of the Company, other than real property.

     The DIP Facility has a sub-limit of $35,000 for the issuance of letters of credit. As of January 28, 1995 and January 29, 1994, approximately $9,416 and $19,316, respectively, in letters of credit were outstanding.

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

     At January 28, 1995, $600 was outstanding under the DIP Facility. The average borrowings amount under the facility was $9,320 in 1994, and $27,781 in 1993 with a daily weighted average annual interest rate of 7.4% in 1994 and 5.9% in 1993. The maximum amount of borrowings outstanding under the DIP Facility at any period end was $34,975 in 1994 and $33,930 in 1993.

     No short-term borrowings were outstanding at January 29, 1994 and January 30, 1993. For the year ending January 29, 1994, the average amount of short-term borrowings under the Company's revolving credit facilities, prior to September 5, 1993 was $6,767 with a daily weighted average annual interest rate of 9.0%; average borrowings under the DIP Facility were $27,781 with a daily weighted average annual interest rate of 5.9%. The average amount of short-term debt outstanding was $10,849 for 1992 with a daily weighted average inte-rest rate of 9.3%. The maximum amount of short-term debt outstanding at any period-end was $33,930 in 1993 and $40,500 in 1992.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8  LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS

Liabilities subject to settlement under the reorganization proceedings have been separately classified and consist of the following:

                                              Fiscal Years
                                          1994            1993
Pre-petition debt and interest          $ 26,423          91,861
Accounts payable                          83,991          85,057
Lease rejection claims                    36,724          21,314
Accrued liabilities                        9,336           9,224
  Liabilities subject to
    settlement under reorganization     $156,474         207,456


     Included in current liabilities at the end of 1993 was $4,000 related to estimated vendor reclamation claims for merchandise received immediately prior to the filing date. During 1994, pursuant to a court approved reclamation claim settlement procedure, all reclamation claims were settled either for an imme-diate payment of 60% of the agreed amount or for an immediate payment of 42% of the agreed amount with the balance payable with other administrative claims under the Plan of Reorganization.

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

    The Company is actively negotiating with creditors and/or seeking the court-ordered disallowance of claims which have been filed in the Chapter 11 pro-ceeding and are disputed by the Company. Approximately $61,182 in disputed claims have been disallowed to date. The Company estimates that the ultimate liability for unsecured claims will be approximately $120,000 and that, at the Effective Date of the Plan of Reorganization, there will be approximately $90,000 in allowed claims and reserves for claims which will ultimately be reduced to approximately $30,000. The foregoing unsecured claims will receive distributions of stock in settlement of such allowed claims. In addition, there will be $5,000 in administrative or priority claims which will be paid in cash under the terms of the Plan of Reorganization on or after the Effective Date of the Plan.

    Additional bankruptcy claims and pre-petition liabilities may arise from the termination of other contractual obligations and the settlement of disputed claims. Consequently, the amount included in the consolidated balance sheet as liabilities subject to settlement under reorganization proceedings may be sub-ject to further adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9  INTEREST EXPENSE

   Interest expense consisted of the following:

                                            Fiscal Years
                                 1994          1993           1992
    Long-term debt              $ 5,494         9,629         10,559
    Short-term debt                 118           917          1,004
    Capital leases                  295           579            794
    Other                          -              929          1,524
    Interest expense            $ 5,907        12,054         13,881

   The Company paid interest of $7,100 in 1994, $8,944 in 1993, and $17,235 in 1992. The interest paid includes $612 in 1994 and $299 in 1993 related to the DIP facility classified as reorganization expense.

10  RESERVE FOR FUTURE STORE CLOSINGS

     The closed store reserve was increased by $39,500 in 1993 to provide for the effect of 43 stores closed in January 1994. This expense was offset by $13,026 relating to the rejection of certain closed store leases during the reorganization process. Included under liabilities subject to settlement under reorganization proceedings is $21,314 related to closed store lease rejection claims.

     During 1994, the reserve for future closings was increased by $43,000 to provide for the effect of 59 stores closed in May 1994. Liabilities subject to settlement under reorganization proceedings was increased by $15,585 for related closed store lease rejection claims. The Company has decided to close an additional seven stores during 1995.

     The closed store reserve has increased by $26,489 in 1994 and decreased $8,153 in 1993. Following are the cash and noncash items charged to the reserves in 1994 and 1993:
                                                    Fiscal Years
                                                  1994         1993
   Noncash activity:
     Reserve for additional store closings      $(43,000)     (39,500)
     Closed store lease rejection benefit           (148)      13,026
     Retirement of net book
       value of assets                             7,018        4,054
     Write-off of inventory                         -          45,008
     Benefit from liquidating
       LIFO inventory                             (3,419)      (1,347)
   Cash activity                                  13,060      (13,088)
   (Increase) decrease in the
     closed store reserve                       $(26,489)       8,153

     The cash expenses include the operating results until closing, rental payments and costs of removing fixtures from closed stores.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11  STOCKHOLDERS' EQUITY

     There are 30,000 shares (with no par value per share) each of Voting Common and Non-Voting Class B Stock authorized. The number of shares issued and outstanding was as follows:

                                                  Fiscal Years
                                                      1994          1993
                    Voting Common Stock               8,262         8,262
                    Non-Voting Class B Stock         10,496        10,496
                      Total                          18,758        18,758

     On January 24, 1991, the Board of Directors adopted a resolution suspending the payment of dividends until future operating profits warrant reinstatement. Among other things, the Company's DIP Facility includes restrictions on the payment of cash dividends and the repurchase of stock. At January 28, 1995, such restrictions preclude the payment of dividends or the repurchase of stock. In addition, the Company is precluded from paying dividends while the Chapter 11 case is pending and the Registrant is restricted from paying cash dividends under the terms of its exit financing facility.

     All existing stock of the Company will be cancelled as of the effective date of the Joint Plan of Reorganization. The Joint Plan of Reorganization provides for the distribution of all of the common stock of reorganized
Rose's in the amount of 10,000 shares (including 150 shares reserved for issu-ance to officers of the Company as a management incentive and retention pro-gram, approved by order of the Bankruptcy Court dated February 14, 1995) to unsecured creditors to settle projected claims of $115,000 to $130,000. The order of the Bankruptcy Court referenced above, dated February 14, 1995, approving the management incentive and retention program also provides for issuance of options for 550,000 shares of common stock of the Company to officers which are to be issued within 90 days of the Effective Date. Additionally, shareholders of record as of the effective date of the Plan will receive their prorata share of 4,286 warrants. Each warrant shall entitle the holder to purchase one share of common stock of the reorganized Rose's at a price to be determined in accordance with the applicable provisions of the plan of reorganization. The warrants expire on the seventh anniversary of the effective date of the Plan.

12  STOCK OPTIONS

     The Company's Equity Compensation Plan, which was approved by the stockholders on May 22, 1991, is designed to benefit the executives and key employees of the Company by allowing the grant of a variety of different types of equity-based compensation to eligible participants. The plan provides for the granting of a maximum of 1,500 shares of Non-Voting Class B Stock. One half of the options are exercisable one year after the date of grant with the balance exercisable two years after grant date. The option price per share is equal to the fair market value on the date of grant for all options grant-ed prior to June 1992. Effective June 1992, the option price per share is equal to the greater of $5 or the fair market value on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On October 19, 1992, the Board of Directors approved the Adjunct Stock Plan for officers of the Company for issuance as of November 2, 1992, and authorized 842 shares of the Non-Voting Class B Stock currently held as treasury shares to be made available for issuance under the Equity Compensation Plan. This plan was approved by stockholders on May 26, 1993. The stock options granted to the officers are contingent on a stock price of $15 being attained during the three-year period beginning November 2, 1992 and the stock price remaining above $12 for at least 30 days thereafter. The option price is $5.

     On May 26, 1993, the stockholders approved a provision for nondiscretionary grants of stock options to Outside Directors with an initial grant dated January 1, 1993. The stock options granted to Outside Directors consist of an option to purchase 5 shares of Non-Voting Class B Stock. Each Outside Director is entitled to receive a maximum of three such awards. The exercise price per share for each Outside Director is the greater of the fair market value as of each option grant date or $5. Each award of a nondiscretionary stock option to Outside Directors is fully vested and may be exercised in full or in part.
These options cease to be exercisable three months after the optionee ceases to be an Outside Director, unless attributable to death or disability, in which case such option expires one year thereafter. The Company has granted
55 shares to Outside Directors at an exercise price of $5 per share.

     Information regarding the Company's stock option plan is summarized below:

                                             Price       Number of
                                             Range         Shares

    Outstanding, January 30, 1993         $2.50 - 7.00       1,341
    Granted                                5.00 - 6.31         687
    Exercised                              2.50 - 4.75         (74)
    Canceled                               2.50 - 6.69        (224)
    Outstanding, January 29, 1994          2.50 - 7.00       1,730
    Canceled                               2.50 - 7.00        (823)
    Outstanding, January 28, 1995          2.50 - 7.00         907
    Exercisable, January 28, 1995          2.50 - 7.00         669

     All stock options will be canceled upon emergence in accordance with the Company's Plan of Reorganization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13  REORGANIZATION COSTS

     Professional fees and expenditures directly related to the filing have been segregated from normal operations and are disclosed separately. The major components of these costs for fiscal 1994 and 1993 are as follows:

                                                  Fiscal Years
                                              1994           1993
     Closed store provision                 $ 43,000         39,500
     Closed store lease rejections              -           (13,026)
     DIP financing fees and expense
       amortization                            3,445          1,238
     Write-off of pre-petition debt
       issue costs                              -             4,528
     Professional fees and other
       bankruptcy related expenses            11,454          6,898

       Total reorganization costs           $ 57,899         39,138


    The 1994 and 1993 store closing provisions cover the costs incurred in closing 59 stores in May 1994, and 43 stores in January, 1994, respectively, together with penalties to be incurred upon the rejection of related building and personal property leases. Offsetting the 1993 expenses is a reversal of prior reserves for closings due to the rejection of closed store leases.

14  INCOME TAXES

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

The components of income taxes (benefits) were as follows:

                                                    Fiscal Years
                                         1994            1993           1992
        Taxes currently payable
          (receivable):
          Federal                     $   -               -            (7,578)
          State                           -               -               (21)
                                          -               -            (7,599)
        Deferred:
          Federal                         -               -             6,650
          State                           -               -              -
                                          -               -             6,650
                                      $   -               -              (949)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    A reconciliation of income taxes (benefits) from federal statutory rates to actual tax rates follows:

                                                          Fiscal Years
                                1994        1993       1992        1994       1993      1992
                                          Amount                   % of Pretax Earnings (Loss)
Income taxes (benefits) at
  federal statutory rates      $(17,436)  (22,510)   (21,436)       34.0%      34.0%     34.0%
State income taxes, net of
  federal income tax benefits    (2,227)   (2,875)       (21)        4.3        4.3        -
Non-deductible bankruptcy exp     3,405     1,649       -           (6.6)      (2.5)       -
Net operating loss carryforward  16,256    23,570     20,542       (31.7)     (35.6)    (32.6)
Other                                 2       166        (34)        0.0       (0.2)      0.1
                                 $   -         -          (949)         - %        - %      1.5%

     As discussed above, the Company changed its method of accounting for income taxes from the deferred method to the liability method. The objective of the liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates that are expected to be in effect when such amounts are realized or settled.

     The significant components of deferred income tax expense for the year ended January 28, 1995 are as follows:

     Deferred tax expense (exclusive of the effects of
       other components listed below)                         $(14,538)
     Increase in beginning-of-the-year balance of the
       valuation allowance for deferred tax assets              14,538
                                                                  -

    Deferred tax liabilities (assets) are comprised on the following:

                                                      Years Ended
                                                January 28,    January 29,
                                                   1995           1994
     Fixed assets                                $   2,114         2,579
     LIFO                                            2,792         6,444
     Accrued store closing costs                      -            2,295
     Other                                             190           560
       Gross deferred tax liabilities            $   5,096        11,878

     Self insurance                              $  (2,257)       (2,454)
     Accrued store closing costs                   (15,386)      (17,131)
     Postretirement health insurance                (1,691)       (2,395)
     Vacation pay accrual                             -           (1,300)
     Net operating loss carryovers                 (49,028)      (36,984)
     Credit carryforwards                             (738)         (738)
     Altmin credit carryforwards                      (427)         (427)
     Other                                          (3,099)       (3,441)
       Gross deferred tax assets                   (72,626)      (64,870)
       Deferred tax assets valuation
         allowance                                  67,530        52,992
       Net deferred tax assets                    $  5,096        11,878

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred income taxes prior to January 29, 1994 generally resulted from timing differences in the recognition of income and expense for tax and finan-cial statement purposes. Such timing differences related primarily to closed stores, depreciation, and the remerchandising reserve.

     For the year ended January 30, 1993, deferred income tax expense of $6,650 resulted from timing differences in the recognition of income and expense for income tax and financial reporting purposes.

     The Company has federal net operating loss income tax carryforwards (NOLs) totaling $144,201. These carryforwards consist of $63,434 from 1992, $45,920 from 1993, and $34,847 from 1994, that expire in January, 2008, 2009, and 2010, respectively, and will be available to reduce future federal income tax liabilities.

     Upon emergence, the NOLs will likely be reduced or their availability be restricted, in accordance with provisions of federal tax laws. All of the factors necessary to determine the extent of this reduction or restriction are not yet available, and accordingly, the amount and availability of NOLs after emergence cannot be determined.

15  LEASED ASSETS AND LEASE COMMITMENTS

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

     At January 28, 1995, minimum rental payments due under the above leases are as follows:
                                                  Capital         Operating
                                                   Leases          Leases
     1995                                         $   728           20,260
     1996                                             277           18,859
     1997                                             225           18,035
     1998                                             145           15,872
     1999                                             145           14,590
     Later Years                                     -              77,325
     Total minimum lease payments                   1,520          164,941
     Imputed interest (rates
       ranging from 7.6% to 11.3%)                   (246)
     Present value of net minimum
       lease payments                               1,274
     Less current maturities                          628
     Capital lease obligations                    $   646

     Executory costs, such as real estate taxes, insurance, and maintenance, are generally the obligation of the lessor.

     Amortization of capitalized leases was approximately $1,746 in 1994, $2,191 in 1993, and $2,345 in 1992.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Total rental expense for the three years ended January 28, 1995 was as follows:

                                                        Fiscal Years
                                                1994      1993        1992
      Operating Leases:
        Minimum rentals                       $22,481    40,842      42,652
        Contingent rentals                      4,309     5,205      10,254
                                              $26,790    46,047      52,906

     Contingent rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities and on the basis of mileage for transportation equipment.

     Included in rent expense was $665 for 1994, $908 for 1993, and $1,071 for 1992, paid to lessors controlled by or affiliated with certain current directors of the Company.

16  POSTRETIREMENT HEALTH INSURANCE BENEFITS

     The Company provides health insurance benefits for retirees who meet mini-mum age and service requirements. In addition, the associate must be covered under the active medical plan at the time of retirement to be eligible for postretirement benefits and must agree to contribute a portion of the cost. The Company has the right to modify or terminate these benefits, including the retiree contribution. The plan is not funded.

     In 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pen-sions," (SFAS 106), retroactive to January 26, 1992. SFAS 106 requires the Company to recognize the cost of retiree health insurance benefits over the associates' period of service. The cumulative effect of adopting SFAS 106 was a one-time charge to net earnings of $5,031.

     The periodic postretirement benefit cost under SFAS 106 was as follows:

                Net Periodic Postretirement Benefit Costs:

                                             Fiscal Years
                                          1994          1993
                  Service costs          $ 236           203
                  Interest costs           493           451
                  Other                     72            12
                    Net periodic costs   $ 801           666

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The present value of accumulated postretirement benefit obligations and the amount recognized in the consolidated balance sheets were as follows:

        Accumulated Postretirement Benefit Obligations:

                                                        Fiscal Years
                                                    1994            1993
                Retirees                           $2,354           1,730
                Fully eligible active plan
                  participants                        780           1,577
                Other active plan participants      1,840           3,738
                                                    4,974           7,045
                Unrecognized gain (loss)            1,074          (1,431)
                Total accumulated postretirement
                  benefit obligations              $6,048           5,614

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for 1994 and 7.0% for 1993.

     An increase in the cost of health insurance benefits of 9% was assumed for fiscal year 1995. The rate is assumed to decline gradually to 5% in 2001, and remain at that level thereafter. A 1% increase in the health-care cost trend rate would increase the accumulated postretirement benefit obligation at January 28, 1995, by $358 and the 1994 annual expense by $74.

17  CONTINGENCIES

     Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management and counsel, all material contingencies are either adequately covered by insurance or are without merit.

18  SUBSEQUENT EVENTS

     The Company has received a letter of commitment dated March 10, 1995 for a revolving credit facility (the "Revolving Credit Facility") to provide a Post-Effective Date Financing Facility. The commitment letter was approved by the Bankruptcy Court on March 22, 1995. A motion for authorization of the loan agreement for the Revolving Credit Facility was approved by the Bankruptcy Court on April 17, 1995 (unaudited). Subject to satisfaction of the conditions set forth in the loan agreement, the Company expects that the loan transaction, if authorized, would be closed on or about April 28, 1995, although there can be no assurance that such will be the case. The Company also expects that the other conditions precedent to the Effective Date will have been satisfied or waived on or before April 30, 1995, although there can be no assurance that such will be the case.

     The Revolving Credit Facility provides post-effective date financing for three years in the aggregate principal amount of $125,000 (to be reduced by $5,000 on each anniversary) with a letter of credit sublimit in the aggregate principal amount of $40,000 to be secured by a perfected first priority lien and security interest in all of the assets of the Company. Under the terms of the facility, the Company will provide a $5,000 letter of credit and a second

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lien on its real property for the benefit of its trade suppliers for one year.

In addition to providing working capital for the Company, certain sums would be available for use by the Company to satisfy the cash distribution requirements on the Effective Date including payments to fully satisfy the claims of the Pre-Petition Secured Lenders.

     The revolving credit facility includes certain financial covenants including EBITDA, debt service coverage, capital expenditures, minimum stock-holders' equity, incurrence of additional liens and indebtedness, and minimum /maximum inventory levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Following is a summary of the quarterly results of operations during the years ended January 28, 1995 and January 29, 1994:

                                                                             Fiscal 1994
                                                                            Quarters Ended
                                                         April 30,     July 30,    October 29,  January 28,
                                                           1994          1994         1994         1995

               Gross sales                               $174,583      175,231       178,531      228,011
               Leased department sales                      5,514        6,368         6,088        6,460
               Leased department income                     1,300        1,150         1,248        1,590
               Cost of sales                              126,696      127,535       129,178      171,678
               Income (loss) before
                 reorganization expense                      (767)        (936)        1,434        6,886
               Reorganization expense (a)                 (58,781)       7,971        (3,936)      (3,153)
               Net income (loss)                          (59,548)       7,035        (2,502)       3,733
               Income (loss) per share                   $  (3.17)        0.38         (0.13)         .20

                                                                              Fiscal 1993
                                                                             Quarters Ended
                                                           May 1,      July 31,     October 30,  January 29,
                                                            1993         1993          1993         1994

               Gross sales                               $288,046      301,831       276,301      379,519
               Leased department sales                      9,062       12,087        10,192       11,133
               Leased department income                     2,013        2,110         1,927        2,657
               Cost of sales                              208,230      225,816       206,152      292,040
               Income (loss) before
                 reorganization expense                     1,174      (11,616)      (17,448)         821
               Reorganization expense (a)                    -            -          (40,416)       1,278
               Net income (loss)                            1,174      (11,616)      (57,864)       2,099
               Income (loss) per share                   $   0.06        (0.62)        (3.08)         .11


(a) Included in the first quarter of 1994 reorganization cost is a $55,000 charge taken for the estimated costs of closing 59 stores in May 1994. This charge was reduced by $12,000 in the second quarter. Included in the fourth quarter of 1993 reorganization cost is a $5,000 reduction of a $44,500 third quarter charge taken for the estimated costs of closing 43 stores in January 1994. Included in 1994 and 1993 reorganization costs, in addition to the costs of closing the 43 stores, are DIP Facility fee amortization and expenses, professional fees and other reorganization costs. Offsetting the 1993 expenses is a reversal of prior provisions for closings due to the anticipated rejections of closed store leases.

                       ROSE'S STORES, INC.
                    218 SOUTH GARNETT STREET
                      HENDERSON, NC  27536





April 26, 1995


Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, DC  20549

Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Rose's Stores, Inc., (the "Company") is the Company's Annual Report on Form 10-K and
Annual Report for the fiscal year ended January 28, 1995.

This filing is being effected by direct transmission to the Commission's Operational EDGAR System.

Sincerely,

ROSE'S STORES, INC.



Jeanette R. Peters
Senior Vice President and
Chief Financial Officer