Form 10-Q
period 1995-04-29
ROSES STORES INC
filed 1995-06-13
CIK 85149

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.  20549

  (Mark One)

    (X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended April 29, 1995

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
                               Telephone No. 919/430-2600

       Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                  Class                                    Shares Outstanding
Common Stock, no par value                                         -

The 18,758,000 formerly outstanding shares of Common Stock of the Company were cancelled on April 28, 1995, and 10,000,000 shares of the reorganized Company were issued in escrow to First Union National Bank on April 28, 1995, but under the terms of the escrow agreement, the shares have no voting rights until distributed to the beneficial owners thereof, pursuant to the Company's Modified and Restated First Amended Joint Plan of Reorganization.
PAGE

                                 ROSE'S STORES, INC.

                            PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
       (Amounts in thousands except per share amounts)

       The following summary of financial information of Rose's Stores, Inc. (the "Company"), which is unaudited, reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the information presented below for the thirteen weeks ended April 29, 1995 and April 30, 1994.

                                         ROSE'S STORES, INC.
                                 STATEMENTS OF OPERATIONS (Unaudited)
                           (Amounts in Thousands Except Per Share Amounts)

                                                         For the Thirteen Weeks Ended
                                                            April 29, 1995     April 30, 1994
Revenue:
  Gross sales                                               $      159,407           174,583
  Leased department sales                                            5,117             5,514
  Net sales                                                        154,290           169,069
  Leased department income                                           1,114             1,300
    Total revenue                                                  155,404           170,369
Costs and Expenses:
  Cost of sales                                                    116,838           126,696
  Selling, general and administrative                               35,486            40,181
  Depreciation and amortization                                      1,812             2,475
  Interest                                                             726             1,784
    Total costs and expenses                                       154,862           171,136

Earnings (Loss) Before Reorganization Expense                          542              (767)
 Reorganization Expense(Note 1)                                     (3,847)          (58,781)
Net Earnings (Loss)                                         $       (3,305)          (59,548)
Earnings (Loss) Per Share (Note 2)                          $         (.18)            (3.17)
Weighted Average Shares (Note 2)                                    18,758            18,758


Note 1

Closed store provision (59 closings)                        $         -              (55,000)
DIP financing fees, amortization & expenses                         (1,342)             (424)
Estimated professional fees                                         (2,318)           (3,115)
Other reorganization costs and expenses                               (187)             (242)
  TOTAL REORGANIZATION COSTS                                $       (3,847)          (58,781)

Note 2

The 18,758 formerly outstanding shares of the Company used to calculate earnings (loss) per share were cancelled on April 28, 1995.

See notes to financial statements
PAGE

                                          ROSE'S STORES, INC.
                                            BALANCE SHEETS
                                        (Amounts in thousands)

                                                              April 29,     January 28,    April 30,
                                                                1995           1995           1994
                                                             (Unaudited)     (Audited)    (Unaudited)
 Assets
 Current Assets
    Cash and cash equivalents                               $      622         1,350          1,863
    Accounts receivable                                          9,235        12,140         13,314
    Inventories                                                185,129       119,567        234,467
    Prepaid merchandise                                          7,100         6,632          9,199
    Other current assets                                         2,475         5,531          7,252
      Total current assets                                     204,561       145,220        266,095
 Property and Equipment, at cost
      Less accumulated depreciation and amortization              -           34,707         40,704
 Deferred Income Tax Benefits                                     -            3,164          6,447
 Other Assets                                                     -               95            653
                                                            $  204,561       183,186        313,899
Liabilities and Stockholders' Equity (Deficit)
 Current Liabilities
    Reclamation claims                                      $     -             -             2,271
    DIP financing                                                 -              600         13,100
    Current maturities of capital lease obligations                400           628          2,043
    Bank drafts outstanding                                      5,762          -              -
    Accounts payable                                            37,642        23,392         38,623
    Short-term debt                                             58,654          -              -
    Reserve for store closings and remerchandising               4,952         8,530         41,027
    Deferred tax liabilities                                      -            3,164          6,447
    Accrued salaries and wages                                   5,262         7,821          7,138
    Reorganization payables                                      4,352          -              -
    Other current liabilities                                   13,421         9,076         16,038
      Total current liabilities                                130,445        53,211        126,687

 Liabilities Subject to Settlement Under
    Reorganization Proceedings                                    -          156,474        221,464
 Excess of Net Assets Over Reorganization Value                 32,021          -              -
 Capital Lease Obligations (excluding current maturities)          593           646          1,601
 Deferred Income                                                 1,481         1,993          1,922
 Accumulated Postretirement Benefit Obligation                   5,021         6,048          5,678
 Stockholders' Equity (Deficit)
      Common Stock, Authorized 10,000 shares                    35,000          -              -
      Voting common stock (Cancelled 4/28/95)                     -            2,250          2,250
      Non-voting Class B stock (Cancelled 4/28/95)                -           18,795         18,795
      Paid-in Capital-Stock Warrants (Cancelled 4/28/95)      -                2,700          2,700
      Retained earnings (Accumulated deficit)                     -          (40,313)       (48,580)
                                                                35,000       (16,568)       (24,835)
      Treasury stock, at cost (Cancelled 4/28/95)                 -          (18,618)       (18,618)
                Total stockholders' equity (deficit)            35,000       (35,186)       (43,453)
                                                            $  204,561       183,186        313,899

See notes to financial statements

                                         ROSE'S STORES, INC.
                                STATEMENTS OF CASH FLOWS (Unaudited)
                                        (Amounts in thousands)

                                                                For the Thirteen Weeks Ended
                                                                   April 29, 1995     April 30, 1994
Cash flows from operating activities:
Net earnings (loss)                                                $      (3,305)          (59,548)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                            1,812             2,475
  (Gain) loss on disposal of property and equipment                           (1)             (310)
  LIFO expense (credit)                                                     (364)              172
  Provision for closed stores                                               -               55,000
Cash provided by (used in) assets and liabilities:
  (Increase) decrease in accounts receivable                                (630)            1,743
  (Increase) decrease in prepaid merchandise                                (468)            1,558
  (Increase) decrease in inventories                                     (40,291)          (31,489)
  (Increase) decrease in other current and non-current assets             (3,152)               51
  Increase (decrease) in accounts payable                                 14,361               (97)
  Increase (decrease) in accrued expenses and other liabilities           (2,142)           (3,150)
  Increase (decrease) in reserves for closed stores      $ (1,731)               58,986
  Non cash activities in closed store reserve:
    Provision for closed stores                               -                 (55,000)
    Retirement of net book value of assets                    623                 6,901
  Net cash increase (decrease) in provisions for
    closed stores                                                         (1,108)           10,887
  Increase (decrease) in deferred income                                    (201)             (374)
  Increase (decrease) in accumulated postretirement
    benefit obligation                                                         7                64
  Net cash provided by (used in) operating activities                    (35,482)          (23,018)

Cash flows from investing activities:
  Purchases of property and equipment                                       (510)             (278)
  Proceeds from disposal of property and equipment                             5               712
Net cash provided by (used in) investing activities                         (505)              434

Cash flows from financing activities:
  Net activity on lines of credit                                         58,654              -
  Proceeds (payments) of DIP Facility                                       (600)           13,100
  Payments on pre-petition secured debt                                  (26,423)             -
  Payments of unsecured claims                                            (1,593)             -
  Principal payments on capital lease obligations                           (281)             (607)
  Increase (decrease) in bank drafts outstanding                           5,502              -
  Other                                                                     -                   (1)
Net cash provided by (used in) financing activities                       35,259            12,492

Net decrease in cash                                                        (728)          (10,092)
Cash and cash equivalents at beginning of period                           1,350            11,955
Cash and cash equivalents at end of period                         $         622             1,863

See notes to financial statements

Notes to Financial Statements:

(1) On September 5, 1993, the Company filed a voluntary Petition for Relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Eastern District of North Carolina (the "Bankruptcy Court") (See Part II, Item 1, Legal Proceedings). The Company's Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") was approved by order of the Bankruptcy Court on April 24, 1995.

       On April 28, 1995 (the "Effective Date"), the Company closed on its exit financing loan, thereby satisfying the last condition of the Plan and emerged from bankruptcy. The exit financing is a $125,000 three-year revolving credit facility (to be reduced by $5,000 on each anniversary) with a letter of credit sublimit in the aggregate principal amount of $40,000 with the First National Bank of Boston and The CIT Group/Business Credit, Inc., as facility agents. The revolving credit facility is secured by a perfected first priority lien and security interest in all of the assets of the Company. On the Effective Date, pursuant to the Plan, the Company paid in full the claims of its Pre-Petition Secured Lenders in the amount of $26,423, all amounts owing to GE Capital Corporation (the "Debtor-in-Possession
       (DIP) Facility"), and various administrative and tax claims as defined in the Plan. Under the exit financing facility, trade suppliers which extend credit to the Company will be supported by a $5,000 letter of credit and a subordinated lien of $15,000 in the real estate properties of the Company.

       The revolving credit facility includes certain financial covenants and financial maintenance tests, including those relating to earnings before interest, taxes, depreciation and amortization (EBITDA), debt service coverage, capital expenditures limitations, minimum stockholders' equity, and minimum/maximum inventory levels, which are measured quarterly. The facility also includes restrictions on the incurrence of additional liens and indebtedness and a requirement that the facility be paid down to certain levels for 30 consecutive days between December 1st and February 15th each year.

       Also pursuant to the Plan, the Company issued and delivered to First Union National Bank of North Carolina, as Escrow Agent for the unsecured creditors of the Company, 9,850 shares of the Company's new common stock for distribution on allowed claims of unsecured creditors in accordance with a schedule for distributions set forth in the Plan; and 150 shares of the Company's new common stock were delivered to the Escrow Agent for distribution to officers of the Company pursuant to a consummation bonus plan approved by order of the Bankruptcy Court on February 14, 1995. An initial distribution of stock to unsecured creditors whose claims have been allowed will commence on or before June 12, 1995 pursuant to the Plan amounting to seventy percent (70%) of the stock relating to allowed claims. Subsequent distributions for allowed unsecured claims, payments for administrative claims and resolution of disputed claims will be made in accordance with the
PAGE

(1)    Continued

       provisions of the Plan and applicable orders of the Bankruptcy Court.

       On the Effective Date, all shares of the Company's pre-emergence Voting Common Stock and Non-Voting Class B Stock were cancelled and the record owners of such stock as of such date became entitled to warrants to purchase the new common stock of the Company. One warrant will be issued for every 4.377 shares of pre-emergence Voting Common Stock or Non-Voting Class B Stock and will allow the holder to purchase one share of the new common stock. The warrants may be exercised at any time until they expire on April 28, 2002. The initial warrant exercise price of $14.45 was calculated pursuant to a formula set forth in the Plan. The formula requires that the total allowed and disputed claims of the Company's unsecured creditors be divided by 10,000, the number of shares of the reorganized Company's stock to be issued under the
       Plan.   This formula will be adjusted on each of the first three
       anniversaries of April 28, 1995 to reflect adjustments to the total of allowed and disputed claims of the Company's unsecured creditors, and will be further adjusted on the fourth, fifth and sixth anniversaries to reflect 105%, 110% and 115%, respectively of the total of the allowed and disputed claims of the unsecured creditors. Although there can be no assurance, the Company anticipates that the warrant exercise price will decrease as certain disputed claims are resolved over time.


(2) In 1990, the American Institute of Certified Public Accountants issued Statement of Position 90-7 ("SOP 90-7") "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (sometimes called "Fresh-Start Reporting"). The application of Fresh-Start Reporting changed the Company's basis of accounting for financial reporting purposes. Specifically, SOP 90-7 required the adjustment of the Company's assets and liabilities to reflect their estimated fair market value at the Effective Date. At the same time, the Company made certain reclassifications between gross margin and expenses and changed the method of accruing certain expenses between periods. Accordingly, the statements of operations and changes in cash flows commencing May 1995, and the balance sheets beginning with April 1995, will not be comparable to the financial information for prior periods.

       In accordance with SOP 90-7, the reorganization value of the Company was determined as of the Effective Date. The reorganization value of $35,000 was derived by an outside company using various valuation methods, including discounted cash flow analyses (utilizing the Company's projections), analyses of the market values of other publicly traded companies whose businesses are reasonably comparable, and analyses of the present value of the Company's equity.

(2)    Continued

       The adjustments to reflect the adoption of Fresh-Start Reporting, including the adjustment to restate assets and liabilities at their fair value, and the adjustment to non-current assets for the excess of the fair value of net assets which exceeded reorganization value, have been reflected in the accompanying financial statements as follows:

BALANCE SHEETS
(Amounts in thousands)

                                                      Actual       "Fresh Start       Restated
                                                     April 29,       Accounting"       April 29,
                                                       1995          DR        CR        1995
Assets
 Current Assets
   Cash and cash equivalents                        $      622                               622
   Accounts receivable                                  12,076                2,841 (a)    9,235
   Inventories                                         160,111    25,018 (b)             185,129
   Prepaid merchandise                                   7,100                             7,100
   Other current assets                                  2,475                             2,475
     Total current assets                              182,384    25,018      2,841      204,561

 Property and Equipment, at cost,
   Less accumulated depreciation and amortization       33,703               33,703 (c)     -

 Other Assets                                            6,302                6,302 (c)     -
                                                     $ 222,389    25,018     42,846      204,561
Liabilities and Stockholders' Equity (Deficit)
 Current Liabilities
   Current maturities of capital lease obligations   $     400                               400
   Bank drafts outstanding                               5,762                             5,762
   Accounts payable                                     37,642                            37,642
   Short-term debt                                      58,654                            58,654
   Reserve for store closings and remerchandising        4,952                             4,952
   Accrued salaries and wages                            5,212                   50 (d)    5,262
   Reorganization payables                                -                   4,352 (e)    4,352
   Other current liabilities                             9,543                3,878 (f)   13,421
     Total current liabilities                         122,165                8,280      130,445

 Liabilities Subject to Settlement Under
   Reorganization Proceedings                          130,276   130,276 (g)                -
 Excess of Net Assets Over Reorganization Value           -                  32,021 (h)   32,021
 Capital Lease Obligations                                 593                               593
 Deferred Income                                         1,792       311 (i)               1,481
 Accumulated Postretirement Benefit Obligation           6,055     1,034 (j)               5,021
 Stockholders' Equity (Deficit)                        (38,492)              73,492 (k)   35,000
                                                     $ 222,389   131,621    113,793      204,561

PAGE

(2) Continued

Explanations of adjustment columns of the balance sheet are as follows:

       (a)   To reflect appropriate current value of accounts receivable
       (b)   Adjust inventories to current market value
       (c)   Write off of long-term assets
       (d) Increased bonuses payable as a result of emergence from bankruptcy
       (e)   Reclassified pre-petition priority claims and cure amounts
       (f) Accrued an additional year of property taxes to reflect such taxes on assessment date basis, increased insurance and loss reserves, and accrued any remaining reorganization costs to be incurred after emergence from Chapter 11
       (g)   Unsecured pre-petition claims settled as follows:
             (a)  $4,352 of priority claims and cure amounts reclassified to current liabilities
             (b)  The remaining unsecured claims settled with stock
       (h) The excess reorganization value was allocated to non-current assets, with any excess recorded as a deferred credit to be amortized over the period of expected benefit but not more than 10 years.
       (i)   Reduction of deferred income to current value
       (j) Adjustment to reverse unrecognized gain on transition obligation
       (k)   Value of new company established


(3) The Company's consolidated financial statements for years prior to January 1995 include the accounts of a wholly-owned subsidiary after elimination of intercompany accounts and transactions. In January 1995, the wholly-owned subsidiary was merged with the Company.

(4) The operating results presented herein are not necessarily indicative of the operating results for a full year due to seasonal factors, among other reasons.

(5) Included in the reorganization costs for the first quarter of 1994 was a provision of $55,000 for the estimated costs of closing 59 stores in 1994 and to realign corporate and administrative costs accordingly.

(6) LIFO expense (credit) is included as an adjustment to reconcile net loss to net cash used in operating activities in the statements of cash flows because LIFO expense (credit) is a noncash item included in cost of sales to adjust inventories stated on a FIFO basis to a LIFO basis.

PAGE

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands)

Chapter 11 Proceedings

On September 5, 1993, the Company filed a voluntary Petition for Relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Eastern District of North Carolina (the "Bankruptcy Court") Case No. 93-01365-5-ATS.

Technical modifications to the Company's First Amended Joint Plan of Reorganization (which was confirmed by the Bankruptcy Court on December 14, 1995) were approved by orders of the Bankruptcy Court dated February 3, 1995 and February 13, 1995 and a Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") was approved by order of the Bankruptcy Court on April 24, 1995. On May 1, 1995, the Company announced that it had satisfied all conditions required under its plan of reorganization and had emerged from Chapter 11 of the United States Bankruptcy Code on April 28, 1995 (the "Effective Date").

For a further discussion of the Chapter 11 proceedings, see Note 1 to the Financial Statements.

Thirteen Weeks Ended April 29, 1995 compared to Thirteen Weeks Ended April 30, 1994

Revenue

The Company reported sales for the first quarter of 1995 of $159,407, a decrease of $15,176, or 8.7%, from the first quarter of 1994. The decline in sales was primarily attributable to a decline in sales on a comparable store basis of 3.1%, together with the decrease in the number of stores (106 in 1995 as compared to 113 in 1994). (Month-to-date sales trends are available from the offices of the Company upon request.)

Costs and Expenses

Year-to-date cost of sales as a percent to net sales was 75.7% for 1995 and 74.9% for 1994. The increase in the cost of sales was due primarily to an increase in promotional markdowns as a percent of sales and a decrease in markon which were offset somewhat by a decrease in the shrink percent.

Selling, general and administrative expenses as a percent of net sales were 23.0% in 1995 and 23.8% in 1994. The decrease was due in part to the realignment of corporate and administrative costs as well as planned reductions in store expenses that were made in the second quarter of 1994.

Reorganization costs during the first quarter of 1995 were $3,847 and during the first quarter of 1994 were $58,781. Included in reorganization costs are professional fees, DIP fees and expense amortizations, and other expenditures related directly to the Chapter 11 filing. Also, included in the reorganization costs for the first quarter of 1994 is a provision of $55,000 for the estimated costs of closing 59 stores in 1994 and to realign corporate and administrative costs accordingly.

Liquidity and Capital Resources

On the Effective Date, the Company satisfied the last condition under the Plan for its emergence from bankruptcy by closing on its exit financing loans. The exit financing is a $125,000 three-year revolving credit facility (to be reduced by $5,000 on each anniversary) with a letter of credit sublimit in the aggregate principal amount of $40,000 with the First National Bank of Boston and The CIT Group/Business Credit, Inc., as facility agents. The revolving credit facility is secured by a perfected first priority lien and security interest in all of the assets of the Company. On the Effective Date, the Company drew down $58,654 which was used to satisfy all outstanding indebtedness to GE Capital Corporation (the "DIP Facility") and to the Pre-Petition Secured Lenders as defined in the Plan. Under the exit financing facility, trade suppliers which extend credit to the Company will be supported by a $5,000 letter of credit and a subordinated lien of $15,000 in the real estate properties of the Company.

The revolving credit facility includes certain financial covenants and financial maintenance tests, including those relating to EBITDA, debt service coverage, capital expenditures limitations, minimum earnings stockholders' equity, and minimum/maximum inventory levels, which are measured quarterly. The facility also includes restrictions on the incurrence of additional liens and indebtedness and a requirement that the facility be paid down to certain levels for 30 consecutive days between December 1st and February 15th each year.

At the end of the first quarter of 1995, the Company had $58,654 outstanding under its working capital facility and $8,753 in outstanding letters of credit. The Company's unused availability was $25,081 as of April 29, 1995. The Company invested $510 in cash for property and equipment in the first quarter of 1995 compared to $278 in the first quarter of 1994.

Cash used in operating activities was $35,482 in the first quarter of 1995 and $23,018 in the first quarter of 1994. The Company expects to realize positive cash flow from its 1995 operations.

On the Effective Date, the Company entered into a Warrant Agreement and Escrow Agreement with First Union National Bank of North Carolina ("First Union") pursuant to which the Company issued to First Union 10,000 shares of Common Stock as Escrow Agent and 4,286 Warrants as Warrant Agent. The Escrow Agreement and Warrant Agreement specify the terms, conditions and procedures pursuant to which First Union will hold and deliver shares of Common Stock and Warrants under the terms of the Plan. (See Note 1 to the financial statements for further discussion.) PAGE

                         PART II.  OTHER INFORMATION

   No securities (debt or equity) which were not registered under the Securities Act of 1933 were sold by the Company during the fiscal quarter ended April 29, 1995.

ITEM 1: Legal Proceedings (Amounts in thousands, except per share amounts)

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

The Chapter 11 Case is described in the Form 10-K of the Company for the year ended January 28, 1995. The following discussion sets forth certain developments in the Chapter 11 Case during the first quarter of 1995 and through the date hereof, but is not intended to be an exhaustive summary. For additional information regarding the effect of the Chapter 11 Case on the Company, reference should be made to the Bankruptcy Code.

Technical modifications to the Company's First Amended Joint Plan of Reorganization (which was confirmed by the Bankruptcy Court on December 14, 1994) were approved by orders of the Bankruptcy Court dated February 3, 1995 and February 13, 1995 and a Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") was approved by order of the Bankruptcy Court on April 24, 1995. All conditions to effectuation of the Plan were met on April 28, 1995 (the "Effective Date"), and the Plan became effective as of such date.

On the Effective Date, pursuant to the Plan, the Company paid in full the claims of its Pre-Petition Secured Lenders, all amounts owing under the DIP facility, and various administrative and tax claims due at the Effective Date. Also pursuant to the Plan, the Company issued and delivered to First Union National Bank of North Carolina, as Escrow Agent for the unsecured creditors of the Company, 9,850 shares of the Company's new common stock for distribution on allowed claims of unsecured creditors in accordance with a schedule for distributions set forth in the Plan; and 150 shares of the Company's new common stock were delivered to the Escrow Agent for distribution to officers of the Company pursuant to a consummation bonus plan approved by order of the

Bankruptcy Court on February 14, 1995. An initial distribution of stock to unsecured creditors whose claims have been allowed will commence on or before June 12, 1995 pursuant to the Plan amounting to seventy percent (70%) of the stock relating to allowed claims. Subsequent distributions for allowed unsecured claims, payments for administrative claims and resolution of disputed claims will be made in accordance with the provisions of the Plan and applicable orders of the Bankruptcy Court.

On the Effective Date, all shares of the Company's pre-emergence Voting Common Stock and Non-Voting Class B Stock were cancelled and the record owners of such stock as of such date became entitled to warrants to purchase the new common stock of the Company. One warrant will be issued for every 4.377 shares of pre-emergence Voting Common Stock or Non-Voting Class B Stock and will allow the holder to purchase one share of the new common stock. The warrants may be exercised at any time until they expire on April 28, 2002. The initial warrant exercise price of $14.45 was calculated pursuant to a formula set forth in the Plan. The formula requires that the total allowed and disputed claims of the Company's unsecured creditors be divided by 10,000, the number of shares
of the reorganized Company's stock to be issued under the Plan.   This
formula will be adjusted on each of the first three anniversaries of April 28, 1995 to reflect adjustments to the total of allowed and disputed claims of the Company's unsecured creditors, and will be further adjusted on the fourth, fifth and sixth anniversaries to reflect 105%, 110% and 115%, respectively of the total of the allowed and disputed claims of the unsecured creditors. Although there can be no assurance, the Company anticipates that the warrant exercise price will decrease as certain disputed claims are resolved over time.

On or about May 24, 1995, First Union National Bank of North Carolina as Warrant Agent for the Company, pursuant to a Warrant Agreement and in accordance with the Plan of Reorganization and applicable orders of the Bankruptcy Court, commenced the process of distributing the warrants to record owners of the pre-emergence Voting Common Stock and Non-Voting Class B Stock of the Company. To obtain the warrant certificates, each shareholder must deliver the stock certificates of pre-emergence stock to the Warrant Agent and furnish certain information and documents to the Warrant Agent. Inquiries regarding the warrant distribution procedures are to be directed to First Union National Bank of North Carolina, Shareholder Services Administration Group, 230 South Tryon Street, 11th Floor, Charlotte, North Carolina 28288-1154, telephone number (800)829-8432.

ITEM 2:  Changes in Securities

For information with respect to this Item, see Item 1 - Legal
Proceedings.
PAGE

ITEM 6:  Exhibits and Reports on Form 8-K

       (a) All exhibits included in the Company's 1994 Form 10-K are included herein by reference.

       (b) The Company filed the following reports on Form 8-K during the quarter covered by this report:

             Form 8-K dated January 28, 1995, reporting in
             Item 5 the financial performance through December 31, 1994, and revised projections for 1995 to 1997.

             Form 8-K dated February 13, 1995, reporting in
             Item 5 the Bankruptcy Court approved amendment changing the record date for distributions of the New Rose's Warrants and New Rose's Common
             Stock Secondary Distribution to the Effective
             Date of the Plan.

             Form 8-K dated April 24, 1995, reporting in
             Item 5 the approval by the Bankruptcy Court of a Modified and Restated First Amended Joint Plan of Reorganization which was filed as an exhibit in Item 7. In addition, the Company filed in Item 7 various exhibits relating to its obligations with respect to the compensation of its officers and directors, the Short-Term Incentive Compensation Plan and New Equity Compensation Plan.

             Form 8-K dated May 1, 1995, reporting in Item 5 the effectuation of the Plan on April 28, 1995. In addition, the quantitative maintenance criteria for inclusion in the Nasdaq National Market System, set forth in Part III, Section 5 of Schedule D to the NASD Bylaws, and the status of the Company's compliance with each of such criteria were included. The Company also included in Item 7 the Proforma Financial Statement of Rose's Stores, Inc., as of April 29, 1995.

             Form 8-K dated April 28, 1995, reporting in
             Item 5 that the Company entered into a Warrant Agreement and Escrow Agreement with First Union National Bank of North Carolina on April 28, 1995. In addition, the Company reported that it had satisfied the last condition under the Modified Plan for its emergence from bankruptcy by closing on its exit financing loans. The Company also included various exhibits relating to these events in Item 7 including a copy of the Revolving Credit Agreement.

             Form 8-K dated April 28, 1995, reporting in
             Item 5 the revision of the Independent
             Auditor's Report and Note 18, Subsequent
             Events, to the financial statements due to the Company's emergence from Chapter 11. The financial statements were included as an exhibit in Item 7.

             Form 8-K dated April 29, 1995, reporting in
             Item 5 a summary of the Company's 1995
             financial plan which includes the actual operating results for the quarter ended April
             29, 1995.
PAGE

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ROSE'S STORES, INC.


Date  June 12, 1995                       By /s/ R. Edward Anderson

                                             R. Edward Anderson
                                             President,
                                             Chief Executive Officer


Date  June 12, 1995                       By /s/ Jeanette R. Peters

                                             Jeanette R. Peters
                                             Senior Vice President,
                                             Chief Financial Officer