Form 10-K/A
period 1995-01-28
ROSES STORES INC
filed 1995-06-30
CIK 85149

Item 14(a) 3 Exhibits has been
                                               amended to include exhibit 99.


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

          10.8 The Registrant's obligations with respect to the compensation of its officers and directors as specified in the following orders of the Bankruptcy Court:

                  (a)  Order Authorizing Compensation of Senior    Incorporated
                       Vice Presidents (dated November 18, 1993)   by reference
                       (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form
                       10-K for the fiscal year ended January 29, 1994, dated April 26, 1994).

                  (b)  Order Authorizing Compensation of Executive Incorporated
                       Vice Presidents (dated November 18, 1993)   by reference
                       (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form
                       10-K for the fiscal year ended January 29, 1994, dated April 26, 1994).

                  (c)  Order Authorizing Compensation of Vice       Incorporated
                       Presidents and Treasurer (dated November 18, by reference
                       1993) (Incorporated by reference to Exhibit
                       10.8 to the Registrant's Annual Report on
                       Form 10-K for the fiscal year ended
                       January 29, 1994, dated April 26, 1994).

                  (d)  Order Continuing Compensation of Chairman   Incorporated
                       of the Board of Directors Pending Hearing   by reference
                       (dated November 18, 1993) (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 1994, dated April 26, 1994).

                  (e)  Order Authorizing Payment of Compensation   Incorporated
                       to Directors (dated November 18, 1993)      by reference
                       (Incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 1994, dated April 26, 1994).

                  (f)  Amended Order Approving Rejection of        Incorporated
                       Termination Agreements and Implementation   by reference
                       of Severance Program (April 1, 1994)
                       (Incorporated by reference to
                       Exhibit (c)(5)(f) to the Registrant's
                       Report on Form 8-K dated April 24, 1995).

                  (g)  Order Approving Short-Term Incentive Plan    Incorporated
                       (August 4, 1994) (Incorporated by reference by reference to Exhibit (c)(5)(a) to the Registrant's
                       Report on Form 8-K dated April 24, 1995).

                  (h)  Order Authorizing Increased Compensation    Incorporated
                       of R. Edward Anderson, President and Chief by reference Executive Officer and Chairman of the Board (dated October 12, 1994) (Incorporated by reference to Exhibit (c)(5)(b) to the Registrant's Report on Form 8-K dated
                       April 24, 1995).

                  (i)  Order Authorizing Increased Compensation    Incorporated
                       of (i) Kathy M. Hurley, Senior Vice         by reference
                       President, Merchandising; (ii) Jeanette R.
                       Peters, Senior Vice President, Chief
                       Financial Officer; and (iii) George T.
                       Blackburn, II, Vice President, Real Estate,
                       General Counsel and Secretary (dated
                       December 15, 1994) (Incorporated by reference to Exhibit (c)(5)(c) to the Registrant's
                       Report on Form 8-K dated April 24, 1995).

                  (j)  Order Authorizing Entry into Employment     Incorporated
                       Agreement with R. Edward Anderson,          by reference
                       President and Chief Executive Officer
                       (dated December 15, 1994) (Incorporated by reference to Exhibit (c)(5)(d) to the Registrant's Report on Form 8-K dated
                       April 24, 1995).

                  (k)  Order Approving Consummation Bonus and      Incorporated
                       Stock Option Awards (February 14, 1995)     by reference
                       (Incorporated by reference to Exhibit
                       (c)(5)(e) to the Registrant's Report on
                       Form 8-K dated April 24, 1995).

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

           27.     Financial Data Schedule

           99.     Annual Report for the Rose's Stores, Inc.,
                   Variable Investment Plan for the year ended
                   December 31, 1994.

                                 SECURITIES AND EXCHANGE COMMISSION

                                     WASHINGTON, D. C. 20549

                                             FORM 11-K
    (Mark One)


    (X)                ANNUAL REPORT PURSUANT TO SECTION 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 1994

                                            OR

    ( )               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                                   Commission File No 0-631

                         ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                                        ROSE'S STORES, INC.
                                       218 S. Garnett Street
                                        Henderson, NC 27536

         Exhibit
           No.

           23          Consent of Independent Certified Public
                       Accountants

           99          Annual Report for the Rose's Stores,
                       Inc. Variable Investment Plan for the
                       Year ended December 31, 1994

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


                                              ROSE'S STORES, INC.
                                              VARIABLE INVESTMENT PLAN




                                               BY: /s/ Thomas B. Dowd
                                                   Tom Dowd
                                                   Vice President,
                                                   Human Resources

Date:  June 29, 1995

                      CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Rose's Stores, Inc.

We consent to incorporation by reference in the registration statement on Form S-8 of Rose's Stores, Inc. of our report dated March 31, 1995, relating to the statements of net assets available for Plan benefits as of December 31, 1994 and 1993 and the related statements of changes in net assets available for Plan benefits for each of the years in the three-year period ended December 31, 1994 of Rose's Stores, Inc. Variable Investment Plan and the related supplemental Schedules 1, 2 and 3 for the year ended December 31, 1994 which report appears in the December 31, 1994 annual report on Form 11-K of Rose's Stores, Inc. Variable Investment Plan.






Raleigh, North Carolina                                KPMG Peat Marwick LLP
June 30, 1995

                      ROSE'S STORES, INC.
                      VARIABLE INVESTMENT PLAN

                      Financial Statements and Schedules
                      December 31, 1994 and 1993
                      (With Independent Auditors' Report Thereon)

INDEPENDENT AUDITORS' REPORT

Advisory Committee, Variable Investment Plan
Rose's Stores, Inc.:

We have audited the accompanying statements of net assets available for plan benefits of the Rose's Stores, Inc. Variable Investment Plan (the "Plan") as of December 31, 1994 and 1993 and the related statements of changes in net assets available for plan benefits for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these finan-cial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stand-ards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1994 and 1993 and the changes in net assets available for plan benefits for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic finan-cial statements taken as a whole. The supplemental Schedules 1, 2 and 3 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                                     KPMG Peat Marwick LLP
Raleigh, North Carolina
March 31, 1995

                              ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                           Statements of Net Assets Available for Plan Benefits

                                    December 31, 1994 and 1993

                                                                          1994

                                                Guaranteed  Diversified     Rose's              Bond    American
                                                  Income       Equity       Stock   Temporary  Fund of  Balanced
                                                   Fund         Fund         Fund     Fund     America     Fund    Total
Assets:
 Investments at current value:
   Variable rate deposits - BB&T                 $5,084,814        -         -         -         -         -      5,084,814
   Fidelity Magellan Fund                              -      3,526,971      -         -         -         -      3,526,971
   Common stock of Rose's Stores, Inc.                 -           -       17,617      -         -         -         17,617
   American Bond Fund                                  -           -         -         -      467,439      -        467,439
   Money market funds                                  -           -          700    45,700      -         -         46,400
   American Balanced Fund Stock                        -           -         -         -         -      123,886     123,886
   Loans to participants                               -           -         -      569,691      -         -        569,691
        Net investments                           5,084,814   3,526,971    18,317   615,391   467,439   123,886   9,836,818

Cash                                                   -           -           94        55      -         -            149
Employee contributions receivable                      -           -         -       72,025      -         -         72,025
Accrued income receivable                              -           -            3       423        13         5         444
        Total assets                              5,084,814   3,526,971    18,414   687,894   467,452   123,891   9,909,436

Net assets available for plan benefits           $5,084,814   3,526,971    18,414   687,894   467,452   123,891   9,909,436


                                                                                                                   (Continued)

See accompanying notes to financial statements.

                               ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                            Statements of Net Assets Available for Plan Benefits

                                         December 31, 1994 and 1993


                                                                                  1993
                                                                                                        Biltmore
                                            Guaranteed       Diversified     Rose's                       Fixed
                                              Income           Equity         Stock       Temporary       Income
                                               Fund             Fund          Fund           Fund          Fund          Total
Assets:
 Investments at current value:
   Variable rate deposits - BB&T Bank        $7,471,673             -            -            -              -         7,471,673
   Fidelity Magellan Fund                          -           4,330,180         -            -              -         4,330,180
   Common stock of Rose's Stores, Inc.             -                -         117,362         -              -           117,362
   Biltmore Fixed Income Fund                      -                -            -            -           720,594        720,594
   Money market funds                              -                -          59,900       68,579           -           128,479
   Loans to participants                           -                -            -         788,721           -           788,721
        Net investments                       7,471,673        4,330,180      177,262      857,300        720,594     13,557,009

Cash                                               -                -              52           95             29            176
Employee contributions receivable                  -                -            -         124,086           -           124,086
Accrued income receivable                        24,725             -             164          459           -            25,348
        Total assets                          7,496,398        4,330,180      177,478      981,940        720,623     13,706,619

Net assets available for plan benefits       $7,496,398        4,330,180      177,478      981,940        720,623     13,706,619



See accompanying notes to financial statements.

                         ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                 Statements of Changes in Net Assets Available for Plan Benefits

                         Years ended December 31, 1994, 1993 and 1992



                                                              1994
                                                                                   Wachovia
                                                                                   Bond/
                                                                                 Biltmore
                              Guaranteed   Diversified   Rose's                    Fixed       Life      Bond        American
                                Income      Equity       Stock     Temporary      Income    Insurance   Fund of      Balanced
                               Fund        Fund         Fund       Fund          Fund       Option     America        Fund    Total
Additions to net assets
  attributed to:
 Investment income:
   Net depreciation in fair
     value of investments  $         -       (246,171)  (51,354)      -     (42,397)    -     (27,698)    (906)  (368,526)
   Dividends                         -        175,341      -          -      13,335     -      27,931    3,433    240,390
   Interest                       232,108        -          776      6,969      224     -         265       48    240,390
                                  232,108     (70,830)  (50,578)     6,969  (28,838)    -         498    2,575     91,904
   Employee contributions
     and roll-overs                  -           -         -     1,224,583     -      85,148     -        -     1,309,731
   Other                             -           -         -          -        -        -        -        -          -
     Total additions              232,108     (70,830)  (50,578) 1,231,552  (28,838)  85,148      498    2,575  1,401,635

Deductions from net assets
  attributed to:
   Plan benefits paid                -           -        6,760  5,063,376     -        -        -        -     5,070,136
   Insurance premiums paid           -           -         -          -        -      85,148     -        -        85,148
   Other                             -           -         -        42,957      578     -        -        -        43,535
     Total deductions                -           -        6,760  5,106,333      578     -        -        -     5,198,819

Net transfers of assets
  among funds                  (2,643,692)   (732,379) (101,726) 3,580,734 (691,207)    -     466,954  121,316       -

     Net increase (decrease)   (2,411,584)   (803,209) (159,064)  (294,047)(720,623)    -     467,452  123,891 (3,797,184)

Net assets available for
  plan benefits:
   Beginning of year            7,496,398   4,330,180   177,478    981,941  720,623     -        -        -    13,706,620

   End of year                $ 5,084,814   3,526,971    18,414    687,894     -        -     467,452  123,891  9,909,436

                                                                                                               (Continued)

See accompanying notes to financial statements.

                         ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                 Statements of Changes in Net Assets Available for Plan Benefits

                         Years ended December 31, 1994, 1993 and 1992

                                                                           1993
                                                                                                   Wachovia
                                                                                                    Bond/
                                                                                                   Biltmore
                                             Guaranteed    Diversified      Rose's                   Fixed        Life
                                                Income       Equity         Stock     Temporary     Income     Insurance
                                                Fund         Fund           Fund       Fund          Fund        Option        Total
Additions to net assets attributed to:
 Investment income:
   Net appreciation (depreciation) in fair
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

                                                                                                               (Continued)

See accompanying notes to financial statements.

                  ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                  Years ended December 31, 1994, 1993 and 1992

                                                                          1992
                                             Guaranteed   Diversified     Rose's                       Wachovia     Life
                                               Income        Equity       Stock        Temporary        Bond     Insurance
                                                Fund          Fund        Fund          Fund            Fund      Option    Total
Additions to net assets attributed to:
 Investment income:
   Net appreciation (depreciation) in fair
     value of investments                  $      -       (67,063)   (25,872)          -          22,252        -        (70,683)
   Dividends                                      -       296,016       -              -          19,351        -        315,367
   Interest                                    458,263       -           944          5,941        3,605        -        468,753
                                               458,263    228,953    (24,928)         5,941       45,208        -        713,437
   Employee contributions and roll-overs          -          -           456      1,985,643       68,099     163,719   2,217,917
   Other                                          -          -          -            89,132        -            -         89,132
     Total additions                           458,263    228,953    (24,472)     2,080,716      113,307     163,719   3,020,486

Deductions from net assets attributed to:
   Plan benefits paid                             -          -       139,280      2,622,492         -           -      2,761,772
   Insurance premiums paid                        -          -          -              -            -        163,719     163,719
     Total deductions                             -          -       139,280      2,622,492         -        163,719   2,925,491

Net transfers of assets among funds         (1,350,840)   140,419     84,192        791,392      334,837        -           -

    Net increase (decrease)                   (892,577)   369,372    (79,560)        249,616      448,144        -         94,995

Net assets available for plan benefits:
   Beginning of year                         9,057,532  3,140,379  1,091,191        876,188         -           -     14,165,290

   End of year                              $8,164,955  3,509,751  1,011,631      1,125,804      448,144        -     14,260,285


See accompanying notes to financial statements.

                       ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                                Notes to Financial Statements

                                  December 31, 1994 and 1993


(l)        Summary of Significant Accounting Policies

(a)        Basis of Presentation

The accompanying financial statements of the Rose's Stores, Inc. Variable Investment Plan (the Plan) have been prepared on an accrual basis and present the net assets available for plan benefits and the changes in those net assets.

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

(c)        Reconciliation to Form 5500

The accompanying financial statements at December 31, 1994 and 1993 show benefits payable to participants who have withdrawn from the Plan as a component of net assets available for plan benefits, while Form 5500 reflects such amounts as a liability of the plan. Benefits payable of $375,099 and $334,714 are included in net assets available for plan benefits as of December 31, 1994 and 1993, respectively.

(2)        Description of the Plan

The Plan is a defined-contribution plan sponsored by Rose's Stores, Inc. (Rose's) and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). All Rose's employees are eligible to participate in the Plan after one year of continuous employment in which they have worked at least 1,000 hours and upon reaching 21 years of age. Effective January 1, 1991, the Plan was amended to adopt the "safe harbor" minimum coverage provisions of the Internal Revenue Code, and eliminated life insurance as a new investment option effective December 31, 1991. Participants, who were enrolled in the life insurance option prior to the Plan's amendment were allowed to continue with this investment option.
By an agreement entered into on January 1, 1994, and effective January 1, 1989, the Plan was restated bringing it into compliance with the Tax Reform Act of 1986, subsequent legislation through 1993, and to incorporate its amendments.

The Plan currently offers four investment options for employee contributions. The Guaranteed Income Fund, the Diversified Equity Fund and the Bond Fund of America and the American Balanced Fund. Participants may change their elections monthly. Due to the Plan sponsor's filing of Chapter 11 bankruptcy, the Rose's Stock Fund has not been available as an investment option since September 1, 1993.

(2)        Description of the Plan, Continued

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

In the event the Plan is terminated, the Trustee will assume full responsibility for the management and administration of the Plan. Upon termination of the Plan, participants may elect to receive benefits immediately, or may elect to defer benefits until they terminate their employment with Rose's or reach retirement age (see note 8).

(3)        Contributions

Employer contributions to the Plan are discretionary. The contribution for any plan year may not exceed the net earnings of Rose's Stores, Inc. For the years ending December 31, 1994, 1993 and 1992, Rose's Stores, Inc. made no contributions to the Plan.

Participants may contribute up to 20% of their gross annual wages not to exceed the IRS allowable limit of $9,240 and $8,994 for 1994 and 1993, respectively.

(4)        Investments

The following investments exceeded 5% of the Plan's net assets at December 31, 1994 and 1993:

Investment                                1994                 1993

BB&T Bank - Variable rate deposits    $ 5,084,814            7,471,673
Fidelity Magellan Fund                  3,526,971            4,330,180
Biltmore Fixed Income Fund                   -                 720,594
The Bond Fund of America                  467,439                 -
Loans to participants                 $   569,691              788,721


The Plan's investments are administered by Central Carolina Bank & Trust Company, N.A. During the years ended December 31, 1994, 1993 and 1992, the Plan had the following net appreciation (depreciation) in its investments:

                                              1994          1993        1992

Fidelity Magellan Fund                    $ (246,171)      454,382     (67,063)
Common stocks - Rose's Stores, Inc.
  non-voting Class B                         (51,354)     (878,689)    (25,872)
Wachovia Bond/Biltmore Fixed
  Income Fund                                (42,397)        7,193      22,252
The Bond Fund of America                     (27,698)         -           -
American Balanced Fund                          (906)         -           -
                                          $ (368,526)     (417,114)    (70,683)

(5)        Loans to Participants

The Plan permits participants to borrow 50% of their account balance, up to $50,000. These loans must be repaid through payroll deductions over-a period not to exceed four and one-half years. Prior to January 1, 1993, the interest rate to be paid on the amounts borrowed was equal to the average interest rate of the Home Equity Loan Rate at the five major commercial banks in the area at the time of the loan. The interest rate for monies borrowed in 1993 was equal to the average prime rate at the sponsor's banks, plus one percent. At December 31, 1994 and 1993, there were $569,691 and $788,721 in loans outstanding, respectively. These loans bear interest at rates ranging from 7.0% to 11.5% and are due through 1999.

(6)        Related Party Transactions

The Plan owned 93,956 and 234,723 shares of Rose's Stores, Inc. non-voting Class B stock at December 31, 1994 and 1993, respectively. The stock was purchased at prevailing market prices. The Plan received no dividends from Rose's Stores, Inc. during the three year period ended December 31, 1994.

All expenses of the Plan were paid by the plan sponsor, Rose's Stores, Inc., in 1994, 1993 and 1992.

(7)        Federal Income Taxes

The Internal Revenue Service issued its latest determination letter on May 7, 1993 which stated that the Plan and its underlying trust qualify under the applicable provisions of the Internal Revenue Code and are therefore exempt from federal income taxes.

(8)        Subsequent Event

The Profit Sharing Advisory Committee has resolved to merge the Profit Sharing Plan into the Variable Investment Plan (VIP). The merger will be effective July 1, 1995 and the new entity will take the form of a 401(k) plan. The Corporation will use First Union National Bank as the trustee of the new plan.

                                                                     Schedule 1

                         ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                 Item 27a - Schedule of Assets Held for Investment Purposes

                                  Year ended December 31, 1994

Par value         Identity of party and                                     Market
or shares         description of assets                         Cost         value

                  Variable rate deposits:
    -                 BB&T                                $  5,084,814     5,084,814

                  Mutual fund investment:
  52,799              Fidelity Magellan Fund                 3,181,231     3,526,971

                  Common stock:
  93,956              *Rose's Stores, Inc. - nonvoting
                       Class B                                 287,312        17,617

                  Money market funds:
    -                 Employee Benefit Money Market             46,400        46,400

                  Loans to participants with interest rates
                      ranging from 7 to 11.5% with payments
    -                 due through 1999                         569,691       569,691

                  Bond funds:
  36,835              The Bond Fund of America                 491,393       467,439

  10,323          Balanced funds:
                      American Balanced Fund                   125,127       123,886

                         Total assets held for investment
                           purposes                         $9,785,968     9,836,818

*Denotes party-in-interest.

                                                             Schedule 2

                   ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                Item 27d - Schedule of Reportable Transactions (1)

                            Year ended December 31, 1994

                                                                         Aggregate
                                                                            cost
                                     Aggregate          Aggregate         of assets           Net
                                      purchase           selling           sold or          realized
Identity of party and                  price              price          distributed           gain
description of assets                  (2) (3)          (2) (3)              (2)              (loss)

BB&T - Variable Rate Deposits        $  713,397         3,100,257         3,100,257              -

Fidelity Magellan Fund                  751,567         1,308,605         1,016,512           292,093

Employee Benefit Money Market Fund    4,624,800         4,647,679         4,647,679              -

Biltmore Fixed Income Fund               70,985           749,182           801,595           (52,413)

The Bond Fund of America                772,321           277,184           280,928            (3,744)

(1) This schedule presents transactions in any security where the aggregate of such transactions in that security exceeds five percent of plan assets at January 1, 1994.

(2) The value of securities at the time of purchase or sale is the market value.

(3) Brokerage commissions are included in purchase prices and deducted from sales proceeds.

                                                         Schedule 3

                           ROSE'S STORES, INC. VARIABLE INVESTMENT PLAN

                      Item 27e - Schedule of Nonexempt Transactions (1)

                               Year ended December 31, 1994


                                                                              Aggregate
                                                                                cost
                                   Aggregate            Aggregate             of assets
                                    purchase              selling               sold or                      Net
Identity of party and                 price                price              distributed                  realized
description of assets                (2) (3)              (2) (3)                 (2)                       (loss)

Rose's Stores, Inc. - nonvoting
  Class B trustee sold shares      $    -                48,391                 81,681                    (33,290)

(1) This schedule presents party in interest transactions that are considered nonexempt by the Department of Labor's Rules and Regulations under the Employee Retirement Income Security Act of 1974.

(2) The value of securities at the time of purchase or sale is the market value.

(3) Brokerage commissions are included in purchase prices and deducted from sales proceeds.