Form 10-Q
period 1995-07-29
ROSES STORES INC
filed 1995-09-12
CIK 85149

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.  20549

  (Mark One)
    (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended July 29, 1995

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    As of August 28, 1995, of the 10,000,000 shares of common stock delivered to First Union National Bank of North Carolina ("FUNB") as Escrow Agent pursuant to the Modified and Restated First Amended Joint Plan of Reorganization, the Company has 7,160,730 shares of common stock outstanding. The remaining 2,258,692 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved. If all pending claims are resolved adversely to the Company, approximately 9,380,253 shares of common stock will be outstanding. If all pending claims are resolved in accordance with the Company's records, approximately 8,630,463 shares of common stock will be outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

                               ROSE'S STORES, INC.

                           PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
    (Amounts in thousands except per share amounts)

    The following summary of financial information of Rose's Stores, Inc. (the "Company"), which is unaudited, reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the information presented. Beginning in May 1995, the statements of operations and balance sheets reflect the application of fresh start accounting as described in the Company's quarterly report on Form 10-Q, dated April 29, 1995, and are therefore not comparable to the prior year.


                                       ROSE'S STORES, INC.
                               STATEMENTS OF OPERATIONS (Unaudited)
                         (Amounts in Thousands Except Per Share Amounts)

                                                            Successor         Predecessor
                                                            Thirteen           Thirteen
                                                           Weeks Ended        Weeks Ended
                                                          July 29, 1995      July 30, 1994
                                                                           |
Revenue:                                                                   |
  Gross sales                                             $      168,488   |        175,231
  Leased department sales                                          5,764   |          6,368
  Net sales                                                      162,724   |        168,863
  Leased department income                                         1,178   |          1,150
    Total revenue                                                163,902   |        170,013
Costs and Expenses:                                                        |
  Cost of sales                                                  122,471   |        127,535
  Selling, general and administrative                             40,596   |         39,406
  Depreciation and amortization                                     (791)  |          2,387
  Interest                                                         1,718   |          1,621
    Total costs and expenses                                     163,994   |        170,949
                                                                           |
Earnings (Loss) before reorganization benefit (expense)              (92)  |           (936)
 Reorganization benefit (expense) (Note 1)                          -      |          7,971
                                                                           |
Net earnings (loss)                                       $          (92)  |          7,035
Earnings (Loss) per share (Note 2)                        $         (.01)  |           0.38
Weighted average shares (Note 2)                                   9,380   |         18,758

Note 1

Certain information concerning benefits (expenses) resulting from the Company's reorganization are as follows:

                                                   Successor         Predecessor
                                                   Thirteen           Thirteen
                                                  Weeks Ended        Weeks Ended
                                                 July 29, 1995      July 30, 1994
                                                                 |
Closed store provision (59 closings)             $         -     |         12,000
DIP financing fees, amortization and expenses              -     |           (510)
Estimated professional fees                                -     |         (3,399)
Other reorganization costs and expenses                    -     |           (120)
  TOTAL REORGANIZATION BENEFIT (EXPENSE)         $         -     |          7,971


Note 2

The 18,758 formerly outstanding shares of the Company used to calculate Predecessor's earnings (loss) per share were cancelled on April 28, 1995. The number of shares used in the Successor's earnings (loss) per share calculations is 9,380, the number of shares that will be issued and outstanding if all pending claims are resolved adversely to the Company. If all pending claims are resolved in accordance with the Company's records, 8,630 shares will be issued and outstanding. Currently, 7,161 shares are outstanding. The foregoing esti-mates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

See notes to financial statements

                                        ROSE'S STORES, INC.
                               STATEMENTS OF OPERATIONS (Unaudited)
                         (Amounts in Thousands Except Per Share Amounts)

                                                   Successor              Predecessor
                                                   Thirteen        Thirteen         Twenty-Six
                                                  Weeks Ended     Weeks Ended       Weeks Ended
                                                 July 29, 1995   April 29, 1995     July 30, 1994
Revenue:                                                       |
  Gross sales                                    $    168,488  |       159,407          349,814
  Leased department sales                               5,764  |         5,117           11,882
  Net sales                                           162,724  |       154,290          337,932
  Leased department income                              1,178  |         1,114            2,450
    Total revenue                                     163,902  |       155,404          340,382
Costs and Expenses:                                            |
  Cost of sales                                       122,471  |       116,838          254,231
  Selling, general and administrative                  40,596  |        35,486           79,587
  Depreciation and amortization                          (791) |         1,812            4,862
  Interest                                              1,718  |           726            3,405
    Total costs and expenses                          163,994  |       154,862          342,085
                                                               |
Earnings (Loss) before reorganization                          |
   benefit (expense)                                      (92) |           542           (1,703)
Reorganization benefit (expense) (Note 1)                -     |        (3,847)         (50,810)
Fresh start revaluation                                  -     |       (17,432)            -
Loss before extraordinary item                            (92) |       (20,737)            -
Extraordinary item - gain on debt discharge              -     |        90,924             -
Net earnings (loss) (Note 2)                     $        (92) |        70,187          (52,513)
Earnings (Loss) per share before                               |
   extraordinary item (Note 3)                   $       (.01) |         (1.11)           (2.80)
Net Earnings (Loss) per share (Note 3)           $       (.01) |          3.74            (2.80)
Weighted average shares (Note 3)                        9,380  |        18,758           18,758


Note 1

Certain information concerning benefits (expenses) resulting from the Company's reorganization are as follows:

                                                   Successor              Predecessor
                                                   Thirteen        Thirteen         Twenty-Six
                                                  Weeks Ended     Weeks Ended       Weeks Ended
                                                 July 29, 1995   April 29, 1995     July 30, 1994
Closed store provision (59 closings)             $       -     |          -             (43,000)
DIP financing fees, amortization and expenses            -     |        (1,342)            (934)
Estimated professional fees                              -     |         (2,318)          (6,514)
Other reorganization costs and expenses                  -     |          (187)            (362)
  TOTAL REORGANIZATION BENEFIT (EXPENSE)         $       -     |        (3,847)         (50,810)

Note 2

If the Company had emerged from Chapter 11 proceedings at the beginning of the year, the application of Fresh Start accounting would have resulted in year-to-date (twenty-six weeks ended July 29, 1995) net earnings on a proforma basis of approximately $1,863.

Note 3

The 18,758 formerly outstanding shares of the Company used to calculate Predecessor earnings (loss) per share were cancelled on April 28, 1995. The number of shares used in the Successor earnings (loss) per share calculations is 9,380, the number of shares that will be issued and outstanding if all pending claims are resolved adversely to the Company. If all pending claims are resolved in accordance with the Company's records, 8,630 shares will be issued and outstanding. Currently, 7,161 shares are outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

See notes to financial statements

                                        ROSE'S STORES, INC.
                                          BALANCE SHEETS
                                      (Amounts in thousands)

                                                            Successor    Predecessor   Predecessor
                                                             July 29,    January 28,      July 30,
                                                              1995          1995            1994
                                                           (Unaudited)    (Audited)     (Unaudited)
Assets                                                                |
 Current Assets                                                       |
   Cash and cash equivalents                              $      641  |     1,350          11,009
   Accounts receivable                                        10,646  |    12,140          14,895
   Inventories                                               178,551  |   119,567         144,302
   Other current assets                                        6,661  |    12,163          15,133
     Total current assets                                    196,499  |   145,220         185,339
 Property and Equipment, at cost                                      |
   Less accumulated depreciation and amortization              1,566  |    34,707          38,411
 Other Assets                                                   -     |     3,259           7,044
                                                          $  198,065  |   183,186         230,794
Liabilities and Stockholders' Equity (Deficit)                        |
 Current Liabilities                                                  |
   DIP financing                                          $     -     |       600             595
   Accounts payable                                           26,717  |    23,392          26,190
   Short-term debt                                            72,094  |      -               -
   Reserve for store closings and remerchandising              1,551  |     8,530          10,747
   Deferred tax liabilities                                     -     |     3,164           6,447
   Accrued salaries and wages                                  7,169  |     7,821           9,364
   Other current liabilities                                  17,503  |     9,704          16,896
     Total current liabilities                               125,034  |    53,211          70,239
                                                                      |
 Liabilities Subject to Settlement Under                              |
   Reorganization Proceedings                                   -     |   156,474         188,420
 Excess of Net Assets Over Reorganization Value,                      |
   Net of Amortization                                        31,221  |      -               -
 Deferred Income                                               1,312  |     1,993           1,547
 Other Liabilities                                             5,590  |     6,694           7,005
 Stockholders' Equity (Deficit)                                       |
   Common Stock, Authorized 10,000 shares                     35,000  |      -               -
   Voting common stock (Cancelled 4/28/95)                      -     |     2,250           2,250
   Non-voting Class B stock (Cancelled 4/28/95)                 -     |    18,795          18,795
   Paid-in Capital-Stock Warrants (Cancelled 4/28/95)           -     |     2,700           2,700
   Retained earnings (Accumulated deficit)                       (92) |   (40,313)        (41,544)
                                                              34,908  |   (16,568)        (17,799)
   Treasury stock, at cost (Cancelled 4/28/95)                  -     |   (18,618)        (18,618)
     Total stockholders' equity (deficit)                     34,908  |   (35,186)        (36,417)
                                                          $  198,065  |   183,186         230,794

See notes to financial statements
                                         ROSE'S STORES, INC.
                                STATEMENT OF CASH FLOWS (Unaudited)
                                      (Amounts in thousands)

                                                    Successor             Predecessor
                                                    Thirteen        Thirteen         Twenty-Six
                                                   Weeks Ended     Weeks Ended       Weeks Ended
                                                  July 29, 1995   April 29, 1995     July 30, 1994
Cash flows from operating activities:                             |
Net earnings (loss)                               $         (92)  |     70,187           (52,513)
Adjustments to reconcile net loss to net cash                     |
  provided by (used in) operating activities:                     |
  Depreciation and amortization                            (791)  |      1,812             4,862
  (Gain) loss on disposal of property                             |
    and equipment                                            (1)  |         (1)             (300)
  LIFO expense (credit)                                    -      |       (364)             (576)
  Provision for closed stores                              -      |       -               43,000
  Fresh start revaluation and debt discharge               -      |    (73,492)             -
Cash provided by (used in) assets and liabilities:                |
  (Increase) decrease in accounts receivable             (1,411)  |       (630)              162
  (Increase) decrease in inventories                      6,578   |    (40,291)           59,424
  (Increase) decrease in other current                            |
    and non-current assets                                1,555   |     (3,620)            2,983
  Increase (decrease) in accounts payable               (10,925)  |     14,361           (14,327)
  Increase (decrease) in accrued expenses                         |
    and other current liabilities                           579   |     (2,142)           (2,021)
  Net cash increase (decrease) in provisions for                  |
    closed stores                                        (3,401)  |     (1,108)           (7,303)
  Increase (decrease) in deferred income                   (169)  |       (201)             (749)
  Increase (decrease) in other liabilities                   30   |          7               193
Net cash provided by (used in) operating                          |
  activities                                             (8,048)  |    (35,482)           32,835
                                                                  |
Cash flows from investing activities:                             |
  Purchases of property and equipment                    (1,575)  |       (510)             (784)
  Proceeds from disposal of property                              |
    and equipment                                             1   |          5               715
Net cash provided by (used in) investing                          |
  activities                                             (1,574)  |       (505)              (69)
                                                                  |
Cash flows from financing activities:                             |
  Net activity on short-term debt                        13,440   |     58,654           (33,134)
  Proceeds (payments) of DIP Facility                      -      |       (600)              595
  Payments on pre-petition secured debt                    -      |    (26,423)             -
  Payments of unsecured claims                           (1,372)  |     (1,593)             -
  Principal payments on capital lease                             |
    obligations                                            (163)  |       (281)           (1,173)
  Increase (decrease) in bank drafts outstanding         (2,264)  |      5,502              -
Net cash provided by (used in) financing                          |
  activities                                              9,641   |     35,259           (33,712)
                                                                  |
Net decrease in cash                                         19   |       (728)             (946)
Cash and cash equivalents at beginning of period            622   |      1,350            11,955
Cash and cash equivalents at end of period        $         641   |        622            11,009
                                                                  |
  Non cash activities in closed store reserve:                    |
    Provision for closed stores                            -      |       -             (43,000)
    Retirement of net book value of assets                 -      |        623             7,035
    Write-off of leases                                    -      |       -                  (44)

See notes to financial statements

Notes to Financial Statements:

(1) On September 5, 1993, the Company filed a voluntary Petition for Relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Eastern District of North Carolina (the "Bankruptcy Court"). The Company's Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") was approved by order of the Bankruptcy Court on April 24, 1995. On April 28, 1995, the Company's Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") became effective. The periods and dates prior to the Company's emergence from Chapter 11 are referred to as those of the predecessor company (the "Predecessor") while the period and dates subsequent to its emergence are referred to as those of the successor company (the "Successor").

      During the second quarter, distributions of the common stock, no par value, of the Company (the "Common Stock") were made to holders of Allowed Class 3 Unsecured Claims (as defined under the Plan) in accordance with the provisions of the Plan. As the result of distributions of the Common Stock pursuant to the Plan, as of August 28, 1995, the Company had 7,161 shares of Common Stock outstanding of the 10,000 shares of Common Stock which were delivered to First Union National Bank of North Carolina ("FUNB") as escrow agent pursuant to the Plan on the Effective Date. In addition, as of August 28, 1995, and pursuant to the provisions of the Plan, 580 shares reverted to the Company from escrow to be retired or held in the treasury of the Company.

      The remaining 2,259 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved.

      The disputed Class 3 claims which remain unresolved at August 28, 1995 were primarily claims of landlords with respect to leases which were rejected during the course of the Chapter 11 proceeding and general liabi-lity claims being resolved under an alternative dispute resolution program established by the Bankruptcy Court. If all pending claims are resolved adversely to the Company, approximately 2,220 additional shares of Common Stock will be issued and outstanding, and there will be a total of approx-imately 9,380 shares of Common Stock issued and outstanding. If all pend-ing claims are resolved in accordance with the Company's records and/or position as to such claims, approximately 1,470 additional shares of Com-mon Stock will be issued, and there will be a total of approximately 8,630 shares of Common Stock issued and outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

      The Company's New Equity Compensation Plan was adopted on February 14, 1995 and was designed for the benefit of the executives and key employees of the Company by allowing the grant of a variety of different types of equity-based compensation to eligible participants. The plan provides for the granting of a maximum of 700 shares of stock. Under the New Equity Compensation Plan, 388 nonqualified stock options were granted on July 27, 1995. The option price per share is $2.875 for the first half of the shares and $5.750 for the remainder of the shares. The options vest over a three year period. One half of the options expire in five years and the remainder in seven years.

      The exercise of outstanding stock options and warrants would result in an anti-dilutive effect on loss per share and are excluded from the calculations of earnings (loss) per share.

(2) Accounts receivable is net of allowance for doubtful accounts of $2,571 as of July 29, 1995 and $25 as of January 28, 1995 and July 30, 1994.

(3) As part of fresh start accounting adopted as of April 29, 1995, the Com-pany recorded an excess of net assets over reorganization value of $32,021, which is being amortized over 10 years. The amortization of this deferred credit is included with depreciation and amortization.

(4) The Company's consolidated financial statements for years prior to January 1995 include the accounts of a wholly-owned subsidiary after elimination of intercompany accounts and transactions. In January 1995, the wholly-owned subsidiary was merged with the Company.

(5) The operating results presented herein are not necessarily indicative of the operating results for a full year due to seasonal factors, among other reasons.

(6) Included in the reorganization costs for the second quarter of 1994 was a $12,000 reduction of the first quarter charge of $55,000 for the costs of closing 59 stores in 1994 and to realign corporate and administrative costs accordingly. The reduction resulted from better than expected going-out-of-business sales proceeds and less than expected closing costs.

(7) LIFO expense (credit) is included as an adjustment to reconcile net loss to net cash used in operating activities in the statements of cash flows because LIFO expense (credit) is a noncash item included in cost of sales to adjust inventories stated on a FIFO basis to a LIFO basis.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands)

General

On May 1, 1995, the Company announced that it had satisfied all conditions required under its plan of reorganization and had emerged from Chapter 11 of the United States Bankruptcy Code on April 28, 1995 (the "Effective Date"). In accordance with SOP 90-7, the Company adopted fresh start reporting. Under fresh start reporting, a new reporting entity is created, and the Company was required to adjust its assets and liabilities to reflect their estimated fair market value at the Effective Date, which reduced depreciation and amortization related to property and equipment; and created a deferred credit, excess of net assets over reorganization value, which is being amortized over 10 years.

At the same time, the Company made certain reclassifications between gross mar-gin and expenses and changed the method of accruing certain expenses between periods. In addition, as a result of the Company's emergence, reorganization expense and income taxes recognized by the Company prior to April 28, 1995, are not comparable to amounts, if any, recognized subsequent to the Effective Date. For further information, see Note 1 to the financial statements and the Com-pany's quarterly report on Form 10-Q for the quarter ended dated April 29, 1995.

To facilitate a better comparison of the Company's operating results for the periods presented, the following discussion of the results of operations is partially presented on a pro forma basis (as described below) for the twenty-six weeks ended July 29, 1995. The combined historical statements of operations for the thirteen weeks ended April 29, 1995 (Predecessor) and thirteen weeks ended July 29, 1995 (Successor), are not included in the discussion due to the lack of comparability caused by the adoption of fresh start accounting at the end of the first quarter. Certain items in the Successor's pro forma statements of operations are not affected by fresh start adjustments and are comparable to the historical combined results of the Predecessor and the Successor.

The pro forma statements of operations combine the results of operations of the Predecessor and Successor for the twenty-six weeks ended July 29, 1995 and give effect to the transactions occurring in conjunction with the Plan as if the Effective Date had occurred, and such transactions had been consummated, on January 29, 1995. The statements of operations have been adjusted to reflect: the reduction in depreciation and amortization expense due to the write-off of property and equipment, property under capital leases and other intangible assets; the elimination of the effects of historical reorganization items; amortization of excess net assets over reorganization value; and the recording of an appropriate income tax expense.

Proforma Results of Operations (Unaudited)

The following table sets forth the results of operations for the thirteen and twenty-six weeks ended July 29, 1995, and July 30, 1994:

(Dollar amounts in thousands,
except per share amounts.)

                                          Thirteen Weeks Ended         Twenty-six Weeks Ended
                                      July 29, 1995  July 30, 1994  July 29, 1995  July 30, 1994
                                        Successor     Predecessor     Successor      Predecessor
                                        Historical     Historical     Proforma       Historical
Revenue:                                            |                             |
 Gross sales                          $  168,488    |    175,231       327,896 (a)|  349,814
 Leased department sales                   5,764    |      6,368        10,881 (a)|   11,882
 Net sales                               162,724    |    168,863       317,015 (a)|  337,932
 Leased department income                  1,178    |      1,150         2,292 (a)|    2,450
   Total revenue                         163,902    |    170,013       319,307    |  340,382
                                                    |                             |
Costs and Expenses:                                 |                             |
 Cost of sales                           122,471    |    127,535       237,681    |  254,231
 Selling, general and administrative      40,596    |     39,406        77,711    |   79,587
 Depreciation and amortization              (791)   |      2,387        (1,592)   |    4,862
 Interest                                  1,718    |      1,621         2,444 (a)|    3,405
   Total costs and expenses              163,994    |    170,949       316,244    |  342,085
                                                    |                             |
Earnings (Loss) Before Reorganization               |                             |
  Benefit (Expense) and Income Taxes         (92)   |       (936)        3,063    |   (1,703)
 Reorganization benefit (expense)           -       |      7,971          -       |  (50,810)
                                                    |                             |
Earnings (Loss) Before Income Taxes          (92)   |      7,035         3,063    |  (52,513)
 Income taxes                               -       |       -            1,200    |     -
Net Earnings (Loss)                          (92)   |      7,035         1,863    |  (52,513)
Earnings (Loss) Per Share                   (.01)(b)|       0.38(b)       0.20(b) |    (2.80)(b)
Weighted Average Shares                    9,380 (b)|     18,758(b)      9,380(b) |   18,758 (b)

(a) The Successor proforma amounts represent the combination of the Successor's historical amounts with the Predecessor's historical amounts. See statements of operations included in the historical financial statements.

(b) The 18,758 formerly outstanding shares of the Company used to calculate earnings (loss) per share were cancelled on April 28, 1995. The number of shares used in the 1995 earnings (loss) per share calculations is 9,380, the number of shares that will be issued and outstanding if all pending claims are resolved adversely to the Company. If all pending claims are resolved in accordance with the Company's records, 8,630 shares will be issued and outstanding. Currently, 7,161 shares are outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

Revenue

The Company reported sales for the second quarter of 1995 of $168,488, a de-crease of $6,743, or 3.8%, from the second quarter of 1994, and year-to-date sales were $327,896, a decrease of $21,918, or 6.3%, from the comparable period of the prior year. The decreases for the quarter and year-to-date were due in part to the decrease in the number of stores (106 in 1995 as compared to 113 in 1994). Sales on a comparable store basis increased 1.6% for the second quarter of 1995 as compared to the comparable year-earlier quarter, and decreased .7% year-to-date as compared to the comparable year-earlier period.

Costs and Expenses

Cost of sales as a percent of net sales was 75.3% for the second quarter and 75.5% for the comparable period of the prior year. Cost of sales for the year-to-date as a percent of net sales was 75.0% for 1995 (proforma) and 75.2% for the comparable period of the prior year. The decrease in the quarter and year-to-date cost of sales was due primarily to the reclassification of advertising co-op and cash discounts to cost of sales resulting in a decrease of 1.2% in the cost of sales. Cost of sales increased .3% for the quarter and .9% year-to-date due to an increase in markdowns; and .5% for the quarter and .1% year-to-date due to higher inventory shrinkage compared to the comparable periods of the prior year.

Selling, general and administrative expenses (SG&A) as a percent of sales for the second quarter were 24.9% in 1995 and 23.3% in the comparable period of the prior year. Year-to-date SG&A expenses as a percentage of sales were 24.5% in 1995 (proforma) and 23.6% in 1994. The increase as a percentage of sales was due to the reclassification of advertising co-op and cash discounts from SG&A to gross margin.

On a proforma basis, reorganization costs for 1995 would not have been incurred. The actual reorganization costs in the first quarter of $3,847 included professional fees, DIP fees and expense amortizations, and other expenditures related to the Chapter 11 filing. No reorganization costs were incurred in the second quarter of 1995.

Included in the reorganization costs for the second quarter of 1994 was a $12,000 reduction of the first quarter provision of $55,000 for the costs of closing 59 stores in 1994 and to realign corporate and administrative costs accordingly. This reduction resulted from better than expected going-out-of-business sales proceeds and lower than expected closing costs.

Also included in reorganization costs for the second quarter of 1994 were $4,029 and for the twenty-six weeks of 1994 were $7,810 for professional fees, DIP fees and expense amortizations, and other expenditures related directly to the Chapter 11 filing.

Liquidity and Capital Resources

The Company is a party to a revolving credit agreement, which provides for a revolving credit facility of up to $125,000 based on the Company's eligible inventory. As of September 9, 1995, the Company had $75,743 outstanding in short-term debt under its working capital facility, $19,032 in outstanding letters of credit and unused availability of $10,910. The Company's unused availability may decrease depending on future sales results and inventory levels. However, the Company believes that during the third and fourth quarters it will be able to maintain sufficient liquidity through its cash flow, the receipt of cash from tax refunds and other sources, and based on discussions with its lenders, from additional borrowing availability under such credit agreement.

The Company's liquidity is also impacted by vendor credit terms. In order to support vendor credit terms, the Company provides its vendors which extend credit with a second lien security interest in $15,000 of its real property and a $5,000 letter of credit. This security interest continues through the end of April, 1996.

The Company invested $1,575 in cash for property and equipment in the second quarter of 1995 compared to $506 invested in the second quarter of 1994. Year-to-date cash investment in property and equipment was $2,085 in 1995 (combined successor and predecessor) compared to $784 in 1994.

Cash used in operating activities was $8,048 in the second quarter of 1995 and $43,530 year-to-date (combined successor and predecessor). Cash provided by operating activities during 1994 was $55,853 in the second quarter and $32,835 year-to-date.

                            PART II.  OTHER INFORMATION

        No securities (debt or equity) which were not registered under the Securities Act of 1933 were sold by the registrant during the fiscal quarter ended July 29, 1995.

ITEM 2:  Changes in Securities

For information with respect to this Item, see Item 1 - Legal Proceedings.

ITEM 4:  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on July 14, 1995. At the meeting, the following matters were approved:

      (1) All nominees for directors listed in the proxy statement, relating to such meeting were elected by a vote in favor of such elections of at least 2,119,817.

      (2) The resolution to confirm the appointment of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the current year was approved by a vote of 2,165,063 shares voting in favor of, and 9,661 shares voting against the resolution.

The total number of shares of the common stock, no par value, of the Company which were issued, outstanding and entitled to vote at the meeting was 4,034,839.

ITEM 6:  Exhibits and Reports on Form 8-K

      (a) Exhibit 10.1 - Employment Agreement with R. Edward Anderson, Chairman of the Board, President and Chief Executive Officer, dated May 29, 1995.

           Exhibit 10.2 - New Retirement Benefits Savings Plan, effective July 1, 1995.

      (b) The Company filed the following current reports on Form 8-k during the quarter ended July 29, 1995:

           (i) Report on Form 8-K dated June 3, 1995, reporting under Item 5 the monthly and year-to-date financial results and other financial data for the period ended June 3, 1995, together with projected financial information for similar periods as contained in the Company's plan for the year ending January 27, 1996. The financial results were included as an exhibit in
                 Item 7.

           (ii) Report on Form 8-K dated July 1, 1995, reporting under Item 5 the monthly and year-to-date financial results and other financial data for the period ended July 1, 1995, together with projected financial information for similar periods as contained in the Company's plan for the year ending January 27, 1996. The financial results were included as an exhibit in
                 Item 7.

           (iii) Report on Form 8-K dated July 29, 1995, reporting under Item 5 the monthly and year-to-date financial results and other financial data for the period ended July 29, 1995, together with projected financial information for similar periods as contained in the Company's plan for the year ended January 27, 1996. The financial results were included as an exhibit in
                 Item 7.

           (iv) Report on Form 8-K dated August 18, 1995, reporting under Item 5 the final 30% distribution of 2,044,050 shares of common stock to the holders of Allowed Class 3 claims. In addition, a summary of shares distributed and currently outstanding as well as the estimated final number of shares that will be distributed and outstanding was provided.

                                     SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ROSE'S STORES, INC.


Date  September 12, 1995                   By /s/  R. Edward Anderson
                                               R. Edward Anderson
                                               President,
                                               Chief Executive Officer





Date  September 12, 1995                   By /s/ Jeanette R. Peters
                                               Jeanette R. Peters
                                               Senior Vice President,
                                               Chief Financial Officer