Form 10-Q/A
period 1995-04-29
ROSES STORES INC
filed 1995-09-26
CIK 85149

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

                                         ROSE'S STORES, INC.
                                 STATEMENTS OF OPERATIONS (Unaudited)
                           (Amounts in Thousands Except Per Share Amounts)

                                                         For the Thirteen Weeks Ended
                                                            April 29, 1995     April 30, 1994
Revenue:
  Gross sales                                               $      159,407           174,583
  Leased department sales                                            5,117             5,514
  Net sales                                                        154,290           169,069
  Leased department income                                           1,114             1,300
    Total revenue                                                  155,404           170,369
Costs and Expenses:
  Cost of sales                                                    116,838           126,696
  Selling, general and administrative                               35,486            40,181
  Depreciation and amortization                                      1,812             2,475
  Interest                                                             726             1,784
    Total costs and expenses                                       154,862           171,136

Earnings (Loss) before reorganization benefit (expense)                542              (767)
Reorganization benefit (expense) (Note 1)                           (3,847)          (58,781)
Fresh start revaluation                                            (17,432)             -
Loss before extraordinary item                                     (20,737)          (59,548)
Extraordinary item - gain on debt discharge                         90,924              -
Net Earnings (Loss)                                         $       70,187           (59,548)
Earnings (Loss) per share before
  extraordinary item (Note 2)                               $        (1.11)             -
Net Earnings (Loss) per share (Note 2)                      $         3.74             (3.17)
Weighted Average Shares (Note 2)                                    18,758            18,758

Note 1

Certain information concerning benefits (expenses) resulting from the Company's reorganization are as follows:

Closed store provision (59 closings)                        $         -              (55,000)
DIP financing fees, amortization & expenses                         (1,342)             (424)
Estimated professional fees                                         (2,318)           (3,115)
Other reorganization costs and expenses                               (187)             (242)
  TOTAL REORGANIZATION COSTS                                $       (3,847)          (58,781)

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

See notes to financial statements

                                         ROSE'S STORES, INC.
                                STATEMENTS OF CASH FLOWS (Unaudited)
                                        (Amounts in thousands)

                                                                For the Thirteen Weeks Ended
                                                                   April 29, 1995     April 30, 1994
Cash flows from operating activities:
Net earnings (loss)                                                $      70,187           (59,548)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                            1,812             2,475
  (Gain) loss on disposal of property and equipment                           (1)             (310)
  LIFO expense (credit)                                                     (364)              172
  Provision for closed stores                                               -               55,000
  Fresh start revaluation and debt discharge                             (73,492)             -
Cash provided by (used in) assets and liabilities:
  (Increase) decrease in accounts receivable                                (630)            1,743
  (Increase) decrease in prepaid merchandise                                (468)            1,558
  (Increase) decrease in inventories                                     (40,291)          (31,489)
  (Increase) decrease in other current and non-current assets             (3,152)               51
  Increase (decrease) in accounts payable                                 14,361               (97)
  Increase (decrease) in accrued expenses and other liabilities           (2,142)           (3,150)
  Increase (decrease) in reserves for closed stores      $ (1,731)               58,986
  Non cash activities in closed store reserve:
    Provision for closed stores                               -                 (55,000)
    Retirement of net book value of assets                    623                 6,901
  Net cash increase (decrease) in provisions for
    closed stores                                                         (1,108)           10,887
  Increase (decrease) in deferred income                                    (201)             (374)
  Increase (decrease) in accumulated postretirement
    benefit obligation                                                         7                64
  Net cash provided by (used in) operating activities                    (35,482)          (23,018)

Cash flows from investing activities:
  Purchases of property and equipment                                       (510)             (278)
  Proceeds from disposal of property and equipment                             5               712
Net cash provided by (used in) investing activities                         (505)              434

Cash flows from financing activities:
  Net activity on lines of credit                                         58,654              -
  Proceeds (payments) of DIP Facility                                       (600)           13,100
  Payments on pre-petition secured debt                                  (26,423)             -
  Payments of unsecured claims                                            (1,593)             -
  Principal payments on capital lease obligations                           (281)             (607)
  Increase (decrease) in bank drafts outstanding                           5,502              -
  Other                                                                     -                   (1)
Net cash provided by (used in) financing activities                       35,259            12,492

Net decrease in cash                                                        (728)          (10,092)
Cash and cash equivalents at beginning of period                           1,350            11,955
Cash and cash equivalents at end of period                         $         622             1,863

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

       Also pursuant to the Plan, the Company issued and delivered to First Union National Bank of North Carolina, as Escrow Agent for the unsecured creditors of the Company, 9,850 shares of the Company's new common stock for distribution on allowed claims of unsecured creditors in accordance with a schedule for distributions set forth in the Plan; and 150 shares of the Company's new common stock were delivered to the Escrow Agent for distribution to officers of the Company pursuant to a consummation bonus plan approved by order of the Bankruptcy Court on February 14, 1995. An initial distribution of stock to unsecured creditors whose claims have been allowed will commence on or before June 12, 1995 pursuant to the Plan amounting to seventy percent (70%) of the stock relating to allowed claims. Subsequent distributions for allowed unsecured claims, payments for administrative claims and resolution of disputed claims will be made in accordance with the

(1)    Continued

       provisions of the Plan and applicable orders of the Bankruptcy Court. The consummation of the Plan resulted in a gain on extinguishment of debt of $90,924.

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

(2)    Continued

       The adjustments to reflect the consummation of the Plan and the adoption of Fresh-Start Reporting, including the gain on debt discharge for liabilities subject to settlement under reorganization proceedings, the adjustment to restate assets and liabilities at their fair value, and the adjustment to non-current assets for the excess of the fair value of net assets which exceeded reorganization value, have been reflected in the accompanying financial statements as follows:

BALANCE SHEETS
(Amounts in thousands)

                                                   Actual                    Fresh         Restated
                                                  April 29,     Debt         Start         April 29,
                                                    1995      Discharge    Accounting        1995
Assets
 Current Assets
   Cash and cash equivalents                     $      622                                      622
   Accounts receivable                               12,076                   (2,841)(a)       9,235
   Inventories                                      160,111                   25,018 (b)     185,129
   Prepaid merchandise                                7,100                                    7,100
   Other current assets                               2,475                                    2,475
     Total current assets                           182,384       -           22,177         204,561

 Property and Equipment, at cost,
   Less accumulated depreciation
     and amortization                                33,703                  (33,703)(c)        -

 Other Assets                                         6,302       -           (6,302)(c)        -
                                                  $ 222,389       -          (17,828)        204,561
Liabilities and Stockholders' Equity (Deficit)
 Current Liabilities
   Current maturities of capital lease
     obligations                                  $     400                                      400
   Bank drafts outstanding                            5,762                                    5,762
   Accounts payable                                  37,642                                   37,642
   Short-term debt                                   58,654                                   58,654
   Reserve for store closings and
     remerchandising                                  4,952                                    4,952
   Accrued salaries and wages                         5,212                       50 (d)       5,262
   Reorganization payables                             -         4,352 (e)                     4,352
   Other current liabilities                          9,543                    3,878 (f)      13,421
     Total current liabilities                      122,165      4,352         3,928         130,445

 Liabilities Subject to Settlement
   Under Reorganization Proceedings                 130,276   (130,276)(g)                      -
 Excess of Net Assets Over
   Reorganization Value                                -                      32,021 (h)      32,021
 Capital Lease Obligations                              593                                      593
 Deferred Income                                      1,792                     (311)(i)       1,481
 Accumulated Postretirement Benefit
   Obligation                                         6,055                   (1,034)(j)       5,021
 Stockholders' Equity (Deficit)                     (38,492)    90,924 (k)   (17,432)(l)      35,000
                                                  $ 222,389    (35,000)       17,172         204,561

(2) Continued

Explanations of adjustment columns of the balance sheet are as follows:

       (a)   To reflect appropriate current value of accounts receivable
       (b)   Adjust inventories to current market value
       (c)   Write off of long-term assets
       (d) Increased bonuses payable as a result of emergence from bankruptcy
       (e)   Reclassified pre-petition priority claims and cure amounts
       (f) Accrued an additional year of property taxes to reflect such taxes on assessment date basis, increased insurance and loss reserves, and accrued any remaining reorganization costs to be incurred after emergence from Chapter 11
       (g)   Unsecured pre-petition claims settled as follows:
             (a)  $4,352 of priority claims and cure amounts reclassified to current liabilities
             (b)  The remaining unsecured claims settled with stock
       (h) The excess reorganization value was allocated to non-current assets, with any excess recorded as a deferred credit to be amortized over the period of expected benefit but not more than 10 years.
       (i)   Reduction of deferred income to current value
       (j) Adjustment to reverse unrecognized gain on transition obligation
       (k) To record the settlement of liabilities subject to settlement reorganization proceedings in accordance with the Plan.
       (l)   Value of new company established


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

(6) The fresh start revaluation of $17,432 reflects the net expense to record assets at their fair values and liabilities at their present values in accordance with the provisions of SOP 90-7 and to reduce noncurrent assets below their fair values for the excess of the fair values of assets over the reorganization value.

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

The fresh start revaluation of $17,432 reflects the net expense to record assets at their fair values and liabilities at their present values in accordance with the provisions of SOP 90-7 and to reduce noncurrent assets below their fair values for the excess of the fair values of assets over the reorganization value.

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


                                            ROSE'S STORES, INC.


Date:  September 25, 1995           By: /s/ R. Edward Anderson
                                             R. Edward Anderson
                                             President,
                                             Chief Executive Officer


Date:  September 25, 1995           By: /s/ Jeanette R. Peters
                                             Jeanette R. Peters
                                             Senior Vice President,
                                             Chief Financial Officer