Form 10-Q
period 1995-10-28
ROSES STORES INC
filed 1995-12-11
CIK 85149

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.  20549

  (Mark One)
    (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended October 28, 1995

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

    As of November 16, 1995, of the 10,000,000 shares of common stock delivered to First Union National Bank of North Carolina as Escrow Agent pursuant to the Modified and Restated First Amended Joint Plan of Reorganization, the Company has 7,952,180 shares of common stock outstanding. The remaining 1,216,641 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved. If all pending claims are resolved adversely to the Company, approximately 8,989,718 shares of common stock will be outstanding. If all pending claims are resolved in accordance with the Company's records, approximately 8,672,739 shares of common stock will be outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof or the effect of negotiated settlements made for amounts in excess of amounts shown in the Company's records. To the extent that escrowed shares of common stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

                                ROSE'S STORES, INC.

                           PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
    (Amounts in thousands except per share amounts)

    The following summary of financial information of Rose's Stores, Inc. (the "Company"), which is unaudited, reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the information presented. Beginning in May 1995, the statements of operations and balance sheets reflect the application of Fresh Start accounting as described in the Company's quarterly report on Form 10-Q, for the quarter ended April 29, 1995, and are therefore not comparable to the prior year.



                                       ROSE'S STORES, INC.
                               STATEMENTS OF OPERATIONS (Unaudited)
                         (Amounts in Thousands Except Per Share Amounts)

                                                            Successor      |   Predecessor
                                                            Thirteen       |    Thirteen
                                                           Weeks Ended     |   Weeks Ended
                                                          October 28, 1995 |  October 29, 1994
                                                                           |
Revenue:                                                                   |
  Gross sales                                             $      162,937   |        178,531
  Leased department sales                                          4,995   |          6,088
  Net sales                                                      157,942   |        172,443
  Leased department income                                         1,140   |          1,248
    Total revenue                                                159,082   |        173,691
Costs and Expenses:                                                        |
  Cost of sales                                                  119,900   |        129,178
  Selling, general and administrative                             38,858   |         39,313
  Depreciation and amortization                                     (857)  |          2,246
  Interest                                                         1,956   |          1,520
    Total costs and expenses                                     159,857   |        172,257
                                                                           |
Earnings (Loss) Before Reorganization Benefit (Expense)             (775)  |          1,434
 Reorganization Benefit (Expense)                                   -      |         (3,936)
                                                                           |
Net Earnings (Loss)                                       $         (775)  |         (2,502)
Earnings (Loss) Per Share                                 $        (0.09)  |          (0.13)
Weighted Average Shares                                            8,990   |         18,758


See notes to financial statements
PAGE

                                       ROSE'S STORES, INC.
                               STATEMENTS OF OPERATIONS (Unaudited)
                         (Amounts in Thousands Except Per Share Amounts)

                                               Successor     |            Predecessor
                                              Twenty-Six     |    Thirteen         Thirty-Nine
                                             Weeks Ended     |   Weeks Ended       Weeks Ended
                                            October 28, 1995 |  April 29, 1995   October 29, 1994
                                                             |
Revenue:                                                     |
  Gross sales                               $    331,425     |        159,407          528,345
  Leased department sales                         10,759     |          5,117           17,970
  Net sales                                      320,666     |        154,290          510,375
  Leased department income                         2,318     |          1,114            3,698
    Total revenue                                322,984     |        155,404          514,073
Costs and Expenses:                                          |
  Cost of sales                                  242,371     |        116,838          383,409
  Selling, general and administrative             79,454     |         35,486          118,900
  Depreciation and amortization                   (1,648)    |          1,812            7,108
  Interest                                         3,674     |            726            4,925
    Total costs and expenses                     323,851     |        154,862          514,342
                                                             |
Earnings (Loss) Before Reorganization                        |
   Benefit (Expense)                                (867)    |            542             (269)
Reorganization Benefit (Expense)                    -        |         (3,847)         (54,746)
Fresh Start Revaluation                             -        |        (17,432)            -
Loss Before Extraordinary Item                      (867)    |        (20,737)         (55,015)
Extraordinary Item - Gain on Debt Discharge        -         |         90,924             -
Net Earnings (Loss)                         $       (867)    |         70,187          (55,015)
Net Earnings (Loss) Per Share Before                         |
   Extraordinary Item                       $      (0.10)    |          (1.11)           (2.93)
Earnings (Loss) Per Share                   $      (0.10)    |           3.74            (2.93)
Weighted Average Shares                            8,990     |         18,758           18,758


See notes to financial statements
PAGE

                                        ROSE'S STORES, INC.
                                          BALANCE SHEETS
                                      (Amounts in thousands)

                                                            Successor  |  Predecessor   Predecessor
                                                           October 28, |  January 28,    October 29,
                                                              1995     |     1995            1994
                                                           (Unaudited) |   (Audited)     (Unaudited)
                                                                       |
Assets                                                                 |
 Current Assets                                                        |
   Cash and cash equivalents                              $      609   |     1,350             620
   Accounts receivable                                        18,867   |    12,140          23,109
   Inventories                                               200,206   |   119,567         164,841
   Other current assets                                        3,815   |    12,163          13,845
     Total current assets                                    223,497   |   145,220         202,415
 Property and Equipment, at cost                                       |
   Less accumulated depreciation and amortization              3,647   |    34,707          36,297
 Other Assets                                                   -      |     3,259           6,719
                                                          $  227,144   |   183,186         245,431
Liabilities and Stockholders' Equity (Deficit)                         |
 Current Liabilities                                                   |
   DIP financing                                          $     -      |       600          34,975
   Accounts payable                                           35,441   |    23,392          33,505
   Short-term debt                                            81,657   |      -               -
   Reserve for store closings and remerchandising              2,411   |     8,530           5,720
   Deferred tax liabilities                                     -      |     3,164           6,447
   Accrued salaries and wages                                  4,915   |     7,821           6,892
   Other current liabilities                                  22,465   |     9,704          14,446
     Total current liabilities                               146,889   |    53,211         101,985
                                                                       |
 Liabilities Subject to Settlement Under                               |
   Reorganization Proceedings                                   -      |   156,474         173,248
 Excess of Net Assets Over Reorganization Value,                       |
   Net of Amortization                                        39,073   |      -               -
 Deferred Income                                               1,143   |     1,993           2,229
 Other Liabilities                                             5,906   |     6,694           6,888
 Stockholders' Equity (Deficit)                                        |
   Common Stock, Authorized 10,000 shares                     35,000   |      -               -
   Voting common stock (Cancelled 4/28/95)                      -      |     2,250           2,250
   Non-voting Class B stock (Cancelled 4/28/95)                 -      |    18,795          18,795
   Paid-in Capital-Stock Warrants (Cancelled 4/28/95)           -      |     2,700           2,700
   Retained earnings (Accumulated deficit)                      (867)  |   (40,313)        (44,046)
                                                              34,133   |   (16,568)        (20,301)
   Treasury stock, at cost (Cancelled 4/28/95)                  -      |   (18,618)        (18,618)
     Total stockholders' equity (deficit)                     34,133   |   (35,186)        (38,919)
                                                          $  227,144   |   183,186         245,431

See notes to financial statements
PAGE
                                        ROSE'S STORES, INC.
                                STATEMENT OF CASH FLOWS (Unaudited)
                                      (Amounts in thousands)

                                                    Successor   |          Predecessor
                                                   Twenty-Six   |    Thirteen        Thirty-Nine
                                                   Weeks Ended  |   Weeks Ended      Weeks Ended
                                               October 28, 1995 |  April 29, 1995  October 29, 1994
                                                                |
Cash flows from operating activities:                           |
Net earnings (loss)                               $        (867)|        70,187        (55,015)
Adjustments to reconcile net loss to net cash                   |
  provided by (used in) operating activities:                   |
  Depreciation and amortization                          (1,648)|         1,812          7,108
  (Gain) loss on disposal of property                           |
    and equipment                                            (2)|            (1)          (278)
  LIFO expense (credit)                                    -    |          (364)        (2,079)
  Provision for closed stores                              -    |          -            43,000
  Fresh start revaluation and debt discharge               -    |       (73,492)          -
Cash provided by (used in) assets and liabilities:              |
  (Increase) decrease in accounts receivable            (10,834)|          (630)        (8,052)
  (Increase) decrease in inventories                    (15,077)|       (40,291)        40,388
  (Increase) decrease in other current                          |
    and non-current assets                                4,401 |        (3,620)         4,596
  Increase (decrease) in accounts payable                (2,201)|        14,361         (6,257)
  Increase (decrease) in accrued expenses                       |
    and other liabilities                                  (743)|        (2,142)        (6,709)
  Net cash increase (decrease) in provisions for                |
    closed stores                                        (2,524)|        (1,108)       (12,417)
  Increase (decrease) in deferred income                   (338)|          (201)           (67)
  Increase (decrease) in other liabilities                   92 |             7            382
Net cash provided by (used in) operating                        |
  activities                                            (29,741)|       (35,482)         4,600
                                                                |
Cash flows from investing activities:                           |
  Purchases of property and equipment                    (3,327)|          (510)        (1,275)
  Proceeds from disposal of property                            |
    and equipment                                             2 |             5            733
Net cash provided by (used in) investing                        |
  activities                                             (3,325)|          (505)          (542)
                                                                |
Cash flows from financing activities:                           |
  Net activity on lines of credit                        23,003 |        58,654        (49,179)
  Proceeds (payments) of DIP Facility                      -    |          (600)        34,975
  Payments on pre-petition secured debt                    -    |       (26,423)          -
  Payments of unsecured claims                           (1,768)|        (1,593)          -
  Principal payments on capital lease                           |
    obligations                                            (255)|          (281)        (1,634)
  Increase (decrease) in bank drafts outstanding           (601)|         5,502            445
  Other                                                  12,674 |          -              -
Net cash provided by (used in) financing                        |
  activities                                             33,053 |        35,259        (15,393)
                                                                |
Net decrease in cash                                        (13)|          (728)       (11,335)
Cash and cash equivalents at beginning of period            622 |         1,350         11,955
Cash and cash equivalents at end of period        $         609 |           622            620
                                                                |
  Non cash activities in closed store reserve:                  |
    Provision for closed stores                            -    |          -           (43,000)
    Retirement of net book value of assets                   17 |           623          7,018
    Write-off of leases                                    -    |          -              (114)
    Write-off of inventory                                 -    |          -             2,549

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

      During the twenty-six weeks since emergence, distributions of the common stock, no par value, of the Company (the "Common Stock") were made to holders of Allowed Class 3 Unsecured Claims (as defined under the Plan) in accordance with the provisions of the Plan. As the result of distributions of the Common Stock pursuant to the Plan, as of November 16, 1995, the Company has 7,952 shares of Common Stock outstanding of the 10,000 shares of Common Stock which were delivered to First Union National Bank of North Carolina ("FUNB") as escrow agent pursuant to the Plan on the Effective Date. In addition, as of November 16, 1995, and pursuant to the provisions of the Plan, 831 shares have reverted to the Company from escrow to be retired or held in the treasury of the Company.

      The remaining 1,217 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved.

      The disputed Class 3 claims which remain unresolved at October 30, 1995 were primarily claims of landlords with respect to leases which were rejected during the course of the Chapter 11 proceeding and general liability claims being resolved under an alternative dispute resolution program established by the Bankruptcy Court. If all pending claims are resolved adversely to the Company, approximately 1,038 additional shares of Common Stock will be issued and outstanding, and there will be a total of approximately 8,990 shares of Common Stock issued and outstanding. If all pending claims are resolved in accordance with the Company's records and/or position as to such claims, approximately 721 additional shares of Common Stock will be issued, and there will be a total of approximately 8,673 shares of Common Stock issued and outstanding. The foregoing esti-mates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof or the effect of negotiated settlements made for amounts in excess of amounts shown in the Company's records. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

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

(2) The 18,758 formerly outstanding shares of the Company used to calculate Predecessor's earnings (loss) per share were cancelled on April 28, 1995. The number of shares used in the Successor's earnings (loss) per share calculations is 8,990, the number of shares that will be issued and outstanding if all pending claims are resolved adversely to the Company. If all pending claims are resolved in accordance with the Company's records, 8,673 shares will be issued and outstanding. Currently, 7,952 shares are outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof or the effect of negotiated settlements made for amounts in excess of amounts shown in the Company's records. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

(3) As part of Fresh Start accounting adopted as of April 29, 1995, the Com-pany recorded an excess of net assets over reorganization value of $32,021 which is being amortized over 10 years. During the third quarter, the excess of net assets over reorganization value was increased by $8,728 for a net tax refund offset by increases in the reserve for workers' compensa-tion claims and the allowance for receivables for the Predecessor Company. The amortization of deferred credit is included with depreciation and amortization.

(4) If the Company had emerged from Chapter 11 at the beginning of the year, the application of Fresh Start accounting would have resulted in year-to-date (thirty-nine weeks ended October 28, 1995) net earnings on a pro forma basis of approximately $599.

(5) Accounts receivable is net of allowance for doubtful accounts of $3,642 as of October 28, 1995 and $25 as of January 28, 1995 and October 29, 1994.

(6) The Company's consolidated financial statements for years prior to January 1995 include the accounts of a wholly-owned subsidiary after elimination of intercompany accounts and transactions. In January 1995, the wholly-owned subsidiary was merged with the Company.

(7) The operating results presented herein are not necessarily indicative of the operating results for a full year due to seasonal factors, among other reasons.

PAGE

(8) Certain information concerning benefits (expenses) resulting from the Company's reorganization are as follows:

                                                    Successor  |      Predecessor
                                                    Thirteen   |       Thirteen
                                                   Weeks Ended |      Weeks Ended
                                               October 28, 1995|  October 29, 1994
                                                               |
                                                               |
DIP financing fees, amortization and expenses    $         -   |             (844)
Estimated professional fees                                -   |           (2,817)
Other reorganization costs and expenses                    -   |             (275)
  TOTAL REORGANIZATION EXPENSE                   $         -   |           (3,936)

                                                  Successor  |             Predecessor
                                                 Twenty-Six  |     Thirteen        Thirty-Nine
                                                 Weeks Ended |    Weeks Ended      Weeks Ended
                                             October 28, 1995|  April 29, 1995  October 29, 1994
                                                             |
Closed store provision (59 closings)             $       -   |            -             (43,000)
DIP financing fees, amortization and expenses            -   |          (1,342)          (1,778)
Estimated professional fees                              -   |          (2,318)          (9,331)
Other reorganization costs and expenses                  -   |            (187)            (637)
  TOTAL REORGANIZATION EXPENSE                   $       -   |          (3,847)         (54,746)



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands)

General

On May 1, 1995, the Company announced that it had satisfied all conditions required under its plan of reorganization and had emerged from Chapter 11 of the United States Bankruptcy Code on April 28, 1995 (the "Effective Date"). In accordance with SOP 90-7, the Company adopted Fresh Start accounting. Under Fresh Start accounting, a new reporting entity was created, and the Company was required to adjust its assets and liabilities to reflect their estimated fair market value at the Effective Date, which reduced depreciation and amortization related to property and equipment; and created a deferred credit, excess of net assets over reorganization value, which is being amortized over 10 years.

At the same time, the Company made certain reclassifications between gross mar-gin and expenses and changed the method of accruing certain expenses between periods. In addition, as a result of the Company's emergence, reorganization expense and income taxes recognized by the Company prior to April 28, 1995, are not comparable to amounts, if any, recognized subsequent to the Effective Date. For further information, see Note 1 to the financial statements and the Com-pany's quarterly report on Form 10-Q for the quarter ended April 29, 1995.

To facilitate a better comparison of the Company's operating results for the periods presented, the following discussion of the results of operations is presented, in part, on a pro forma basis (as described below) for the thirty-nine weeks ended October 28, 1995. The combined historical statements of operations for the thirteen weeks ended April 29, 1995 (Predecessor) and twenty-six weeks ended October 28, 1995 (Successor), are not included in the discussion due to the lack of comparability caused by the adoption of Fresh Start account-ing at the end of the first quarter. Certain items in the Successor's pro forma statements of operations are not affected by Fresh Start adjustments and are comparable to the historical combined results of the Predecessor and the Successor.

The pro forma statements of operations combine the results of operations of the Predecessor and Successor for the thirty-nine weeks ended October 28, 1995 and give effect to the transactions occurring in conjunction with the Plan as if the Effective Date had occurred, and such transactions had been consummated, on January 29, 1995. The statements of operations have been adjusted to reflect: the reduction in depreciation and amortization expense due to the write-off of property and equipment, property under capital leases and other intangible assets; the elimination of the effects of historical reorganization items; amortization of excess net assets over reorganization value; the effects of changing to the accrual method for advertising; the reversal of LIFO credits; and the recording of an appropriate income tax expense.
PAGE

Pro Forma Results of Operations (Unaudited)

The following table sets forth the results of operations for the thirteen and thirty-nine weeks ended October 28, 1995, and October 29, 1994:

(Dollar amounts in thousands,
except per share amounts.)

                                          Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                        October 28,    October 29,    October 28,     October 29,
                                           1995           1994           1995           1994
                                        Successor   |  Predecessor     Successor   |   Predecessor
                                        Historical  |   Historical     Pro Forma   |   Historical
                                                    |                              |
Revenue:                                            |                              |
 Gross sales                          $  162,937    |     178,531       490,832 (a)|   528,345
 Leased department sales                   4,995    |       6,088        15,876 (a)|    17,970
 Net sales                               157,942    |     172,443       474,956 (a)|   510,375
 Leased department income                  1,140    |       1,248         3,432 (a)|     3,698
   Total revenue                         159,082    |     173,691       478,388    |   514,073
                                                    |                              |
Costs and Expenses:                                 |                              |
 Cost of sales                           119,900    |     129,178       357,979    |   383,409
 Selling, general and administrative      38,858    |      39,313       117,458    |   118,900
 Depreciation and amortization              (857)   |       2,246        (2,446)   |     7,108
 Interest                                  1,956    |       1,520         4,400 (a)|     4,925
   Total costs and expenses              159,857    |     172,257       477,391    |   514,342
                                                    |                              |
Earnings (Loss) Before Reorganization               |                              |
  Benefit (Expense) and Income Taxes        (775)   |       1,434           997    |      (269)
 Reorganization benefit (expense)           -       |      (3,936)         -       |   (54,746)
                                                    |                              |
Earnings (Loss) Before Income Taxes         (775)   |      (2,502)          997    |   (55,015)
 Income taxes                               -       |        -              398    |      -
Net Earnings (Loss)                         (775)   |      (2,502)          599    |   (55,015)
Earnings (Loss) Per Share                  (0.09)(b)|       (0.13)(b)      0.07(b) |     (2.93)(b)
Weighted Average Shares                    8,990 (b)|      18,758(b)      8,990(b) |    18,758 (b)


(a) The Successor's pro forma amounts represent the combination of the Successor's historical amounts with the Predecessor's historical amounts. See statements of operations included in the historical financial statements.

(b) The 18,758 formerly outstanding shares of the Company used to calculate Predecessor's earnings (loss) per share were cancelled on April 28, 1995. The number of shares used in the Successor's earnings (loss) per share calculations is 8,990, the number of shares that will be issued and outstanding if all pending claims are resolved adversely to the Company. If all pending claims are resolved in accordance with the Company's records, 8,673 shares will be issued and outstanding. Currently, 7,952 shares are outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof or the effect of negotiated settlements made for amounts in excess of amounts shown in the Company's records. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

Revenue

The Company reported sales for the third quarter of 1995 of $162,937, a decrease of $15,594, or 8.7%, from the third quarter of 1994, and year-to-date sales were $490,832, a decrease of $37,513 or 7.1% from last year. The decreases for the quarter and year-to-date were due in part to the decrease in the number of stores (106 for 31 weeks and 105 for eight weeks in 1995 as compared to 113 in 1994). Sales on a comparable store basis decreased 3.0% for the third quarter of 1995 as compared to the third quarter of 1994, and decreased 1.4% year-to-date as compared to the same period last year.

Costs and Expenses

Cost of sales as a percent of net sales was 75.9% for the third quarter and 74.9% for the comparable period of the prior year. Cost of sales for the year-to-date as a percent of net sales was 75.4% for 1995 (pro forma) and 75.1% for the comparable period of the prior year. Cost of sales decreased .4% for the quarter due to a decrease in markdowns and increased .4% year-to-date due to an increase in markdowns; and increased 1.2% for the quarter and .4% year-to-date due to higher inventory shrinkage compared to the comparable periods of the prior year. Cost of sales in 1994 was reduced .9% for the quarter and .4% year-to-date by a LIFO credit. There was no LIFO credit in 1995. The increase in the quarter and year-to-date cost of sales was offset somewhat by the reclassi-fication of advertising co-op income and cash discounts to cost of sales result-ing in a decrease of .9% in the quarter and 1.1% in the year-to-date cost of sales.

Selling, general and administrative expenses (SG&A) as a percent of sales for the third quarter were 24.6% in 1995 and 22.8% in the comparable period of the prior year. Year-to-date SG&A expenses as a percentage of sales were 24.7% in 1995 (pro forma) and 23.3% in 1994. The increase as a percentage of sales was due primarily to the reclassification of advertising co-op and cash discounts from SG&A to gross margin. In addition, the lower sales resulted in a higher SG&A percent to sales for the quarter.

On a pro forma basis, reorganization costs for 1995 would not have been in-curred. The actual reorganization costs in the first quarter of $3,847 included professional fees, DIP fees and expense amortizations, and other expenditures related to the Chapter 11 filing. No reorganization costs were incurred subsequent to the first quarter of 1995.

Included in reorganization costs for the third quarter of 1994 were $3,936 and year-to-date were $11,746 for professional fees, DIP fees and expense amortizations, and other expenditures related directly to the Chapter 11 filing.

Liquidity and Capital Resources

The Company is a party to a revolving credit agreement, which provides for a revolving credit facility of up to $125,000 based on the Company's eligible inventory. As of November 18, 1995, the Company had $81,323 outstanding in short-term debt under its working capital facility, $12,366 in outstanding letters of credit and unused availability of $23,584. The Company's liquidity position was improved by a tax refund of $12,673, net of preparer fees, which was received during the third quarter.

The Company's liquidity is also impacted by vendor credit terms. In order to support vendor credit terms, the Company provides its vendors which extend credit with a second lien security interest in $15,000 of its real property and a $5,000 letter of credit. This security interest continues through the end of April, 1996.

The Company invested $1,752 in cash for property and equipment in the third quarter of 1995 compared to $491 invested in the third quarter of 1994. Year-to-date cash investment in property and equipment was $3,837 in 1995 (combined successor and predecessor) compared to $1,275 in 1994. The 1995 expenditures were primarily for store remodels, new softline fixturing, and new computer software. The 1994 expenditures were primarily for store improvements and new computer software.

Cash used in operating activities, primarily to fund increased inventory levels, was $21,693 in the third quarter of 1995 and $65,223 year-to-date (combined successor and predecessor). Cash used in operating activities during the third quarter of 1994 was $28,235 and cash provided by operating activities was $4,600 year-to-date. The proceeds from sale of inventory in closed stores contributed to the year-to-date increase in cash from operating activities in 1994.

                            PART II.  OTHER INFORMATION


ITEM 6:  Exhibits and Reports on Form 8-K

      (b) The Company filed the following current reports on Form 8-K during the quarter ended October 28, 1995:

            (i) Report on Form 8-K dated August 18, 1995, reporting under Item 5 the final 30% distribution of 2,044,050 shares of common stock to the holders of Allowed Class 3 claims. In addition, a summary of shares distributed and currently outstanding as well as the estimated final number of shares that will be distributed and outstanding was provided.

            (ii)  Report on Form 8-K dated September 2, 1995, reporting under
                  Item 5 the Revised Plan for 1995 and the amended EBITDA (earnings before interest, taxes, depreciation and amortization) covenants for the remainder of fiscal 1995. The Fiscal 1995 Summary Revised Financial Plan was included as an exhibit in Item 7.

            (iii) Report on Form 8-K dated September 30, 1995, reporting under
                  Item 5 the monthly and year-to-date financial results and other financial data for the period ended September 30, 1995, together with projected financial information for similar periods as contained in the Company's plan for the year ended January 27, 1996. The financial results were included as an exhibit in Item 7.

            (iv)  Report on Form 8-K dated October 28, 1995, reporting under
                  Item 5 the monthly and year-to-date financial results and other financial data for the period ended October 28, 1995, together with projected financial information for similar periods as contained in the Company's plan for the year ended January 27, 1996. The financial results were included as an exhibit in Item 7.

                                     SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ROSE'S STORES, INC.


Date  December 11, 1995                     By /s/ R. Edward Anderson
                                               R. Edward Anderson
                                               President,
                                               Chief Executive Officer





Date  December 11, 1995                     By /s/ Jeanette R. Peters
                                               Jeanette R. Peters
                                               Senior Vice President,
                                               Chief Financial Officer