Form 10-K
period 1996-01-27
ROSES STORES INC
filed 1996-04-10
CIK 85149

SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, D. C. 20549

                                           FORM 10-K
    (Mark One)
    (X)                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal year ended January 27, 1996
                                              OR

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

          Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                               Common Stock, No Par Value

                       Stock Warrants (to purchase Common Stock)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No

    Indicate by check mark if disclosure of delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

                          (continued on following page)
PAGE

                          (continued from previous page)

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the Registrant has filed all documents and report required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X                      No

    As of February 19, 1996, of the 10,000,000 shares of common stock delivered to First Union National Bank of North Carolina as Escrow Agent pursuant to the Modified and Restated First Amended Joint Plan of Reorganization, the Company has 8,158,316 shares of common stock outstanding. The remaining 865,936 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved. If all pending claims are resolved adversely to the Company, approximately 8,852,901 shares of common stock will be outstanding. If all pending claims are resolved in accordance with the Company's records, approximately 8,601,172 shares of common stock will be outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof or the effect of negotiat-ed settlements made for amounts in excess of amounts shown in the Company's records. To the extent that escrowed shares of common stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

   As of March 21, 1996, the aggregate market value of common stock held by non-affiliates (assuming all pending claims are resolved adversely to the Company) of the Registrant was approximately $18,046,671.
PAGE

PART I

ITEM 1:  BUSINESS

         (a)  General Development of Business

    Rose's* was organized in 1915 as a family partnership consisting of Paul H. Rose and his wife, Emma M. Rose, who together opened a "5-10-25 cents" store in Henderson, North Carolina. By 1927, when there were 28 stores, the business was incorporated in the state of Delaware under the name of "Rose's 5, 10 & 25 cents Stores, Inc.". In 1962, the name was changed to "Rose's Stores, Inc.". Over the years, Rose's has opened stores of a larger size. As a result, Regis-trant's business has evolved from a chain of 5, 10 & 25 cents stores to a chain of general merchandise discount stores.

    On September 5, 1993, Rose's filed a voluntary petition for Relief under Chapter 11, Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of North Carolina (the "Bankruptcy Court"). The Company's Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") was approved by Order of the Bankruptcy Court on April 24, 1995. On April 28, 1995, the Plan became effec-tive. Details of the bankruptcy proceedings are discussed in Note 1 of the Financial Statements.

    On March 1, 1996, the Company and Fred's, Inc. ("Fred's") entered into a letter of intent (the "Letter of Intent"), providing for the acquisition by mer-ger of the Company by Fred's (the "Merger"). Fred's is a publicly traded re-tailer that operates approximately 200 stores in the southeastern United States. The Letter of Intent provides that each share of the Company's common stock, no par value ("Common Stock"), issued and outstanding (including stock held in escrow according to the Plan) immediately prior to the effective time of the Merger (other than the shares held in the treasury of the Company, which will be canceled) will be converted into the "Conversion Number" of shares of Fred's class A voting common stock ("Fred's Common Stock"). The "Conversion Number" will be determined by dividing $2.15 by the "Fred's Average Price". The "Fred's Average Price" is an amount equal to the average price of a share of Fred's Common Stock for the 10 days immediately preceding the day before the printing of the joint proxy statement to be distributed to stockholders of Fred's and the Company in connection with the Merger; provided, however, that if the amount so computed would (a) exceed $8.00, then the Fred's Average Price will be $8.00, or
(b) be less than $6.00, then the Fred's Average Price will be $6.00. The Letter of Intent provides that the Merger is subject to the execution of a definitive agreement and to the occurrence or (to the extent permitted by the definitive merger agreement or applicable law) waiver of a number of conditions, including the approval of the stockholders of the Company and Fred's.

         (b) Industry Segments Registrant's business does not include industry segments as defined under the Act.

         (c)  Narrative Description of Business

    At the end of its last fiscal year, Registrant was operating 105 retail stores in a region extending from Delaware to Georgia and westward to the Mississippi Valley. All store buildings are leased. The stores range in size from 24,000 square feet to 72,000 square feet. During the year, Rose's opened no new stores and closed 8 stores.

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

* Reference in this Annual Report on Form 10-K to "Rose's", the "Registrant", or "the Company" shall mean Rose's Stores, Inc.

PAGE

    Sales are primarily for cash, although credit cards such as MASTERCARD, VISA and DISCOVER are honored. During the past fiscal year, credit card sales amounted to approximately 14% of gross sales in its 105 stores. Sales are directly affected by general economic conditions in the southeastern states, consumer spending, and disposable income.

    Merchandising Inventories are purchased in two principal ways. Buyers purchase and distribute merchandise to the various stores, and to a lesser ex-tent the store managers purchase merchandise for their individual stores from listings and sources approved by buyers. Rose's purchases from a large number of suppliers and sells to a large number of customers and does not believe that the loss of any one customer or supplier would have a materially adverse effect on the Company. Rose's does not engage in any material research activities and has no plans for new product lines.

    Distribution Approximately 15% of merchandise is shipped directly to stores from suppliers, and 85% is shipped to stores from Rose's distribution and consolidating facilities located in Henderson, North Carolina. The majority of trailers used in shipping are owned by Rose's; the majority of tractors are leased.

    Seasonal Aspects of Operations Rose's business is highly seasonal and directly influenced by general economic conditions in its operating area. The fourth quarter, which includes Christmas, is the period of highest sales volume. During the past fiscal year, a total of approximately 30% of the year's gross sales were made in the fourth quarter, beginning October 29, 1995.

   Competition Rose's business is intensely competitive. Rose's Stores compete directly with chains and independent stores such as Wal-Mart, Kmart, Target, Ames, and Hills. Wal-Mart and Kmart and more recently Target and Hills have been opening stores in the areas in which Rose's stores are located. Of the 105 stores, 28 Company stores faced new competitors' openings in 1995, compared to 10 stores in 1994 and five stores in 1993. In 1996, the Company expects to have 16 stores facing new competition. Increasing competition also results from grocery and drug chains expanding merchandise lines to carry goods and products normally identified with general merchandise and variety stores. In addition, other distribution channels, such as telemarketing and catalogs also compete with stores of the Registrant.

    Associates* Rose's employed, on a full-time or part-time basis, approximately 8,000 persons at fiscal year-end. Rose's considers its relations with its associates to be good.


* Persons employed by Rose's Stores, Inc.
PAGE

ITEM 2:  PROPERTIES

    The following table shows the geographical distribution of the 105 Rose's stores in operation on January 27, 1996:

    State                                                Number of Stores
North Carolina                                                      47
Virginia                                                            27
Georgia                                                              8
South Carolina                                                       6
Maryland                                                             4
Mississippi                                                          4
Kentucky                                                             3
Delaware                                                             3
Tennessee                                                            2
West Virginia                                                        1

                   TOTAL                                           105

    During the fiscal year which ended January 27, 1996, Rose's opened no new stores and closed 8 stores. The Registrant occupies approximately 5,437,000 square feet of store space (including office, stockroom, and other non-selling areas). Rose's leases all store space from others under long-term leases which are normally for initial terms of 15 to 20 years with one or more five-year renewal options. (See Leased Assets and Lease Commitments, Note 15, to the Financial Statements for additional information about the Registrant's commitments under terms of long-term leases.)

    Following is a table of the number of stores opened, closed and remodeled in the last 5 years:

                            1995        1994       1993       1992      1991

Number of stores at the
  beginning of year          113         172        217        232       256
Stores opened                 -           -          -          -          3
Stores closed                 (8)        (59)       (45)       (15)      (27)
Number of stores at the
  end of year                105         113        172        217       232

Remodeled stores              15          -          21          7        -

    Most of the store fixtures are owned by the Registrant. The remaining fixtures are manufacturers' racks that are supplied by vendors. Most of the electronic equipment located in the stores, including point of sale equipment, is leased by Registrant.

    The Registrant owns its Executive and Buying Offices, its 860,300 square foot central warehouse, an additional warehouse containing 134,400 square feet, a 31,000 square foot graphic productions building and a 30,000 square foot data center all of which are located in Vance County, North Carolina. Registrant also leases facilities in Henderson, North Carolina for offices (approximately 30,000 square feet). Registrant also owns a 78,000 square foot warehouse in Henderson, North Carolina, which is leased to a third party.
PAGE

   On April 28, 1995, the Company closed on a $125,000,000 (subsequently amended to $110,000,000) three-year revolving credit facility (the "Facility")(See Debt,
Note 7, to the Financial Statements). The Facility is secured by a perfected first priority lien and security interest in all of the assets of the Company.
A second lien on the properties owned by the Company in Henderson, NC, was granted to trade suppliers which extend credit to the Company. The second lien expires April 30, 1996 (extended to May 30, 1997).

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

    Pursuant to certain consent orders entered by the Bankruptcy Court during the course of the proceeding, the Company closed 102 of its stores and used a portion of the proceeds from the sale of inventories and fixtures therefrom to reduce liabilities to the Pre-Petition Secured Lenders to $26.4 million. In addition, the Company closed an additional 7 stores in 1995 pursuant to consent orders of the Bankruptcy Court.

    In the Chapter 11 case, substantially all liabilities as of the Petition Date were subject to settlement under a plan of reorganization voted upon by certain impaired creditors of the Company. On October 4, 1994, the Company filed with the Bankruptcy Court its First Amended Joint Plan of Reorganization (together with all amendments thereto approved by the Bankruptcy Court, the "Joint Plan of Reorganization"). This Joint Plan of Reorganization was submitted to the Court on behalf of the Company, the Pre-Petition Secured Noteholders, Bank of Tokyo, Ltd., the Official Committee of Unsecured Creditors, and the Official Committee of Equity Security Holders. Capitalized terms used herein and not defined are defined in the Joint Plan of Reorganization.

    The Company's First Amended Disclosure Statement Relating to First Amended Joint Plan of Reorganization, dated October 5, 1994, was approved by the Bankruptcy Court on October 5, 1994. The Joint Plan of Reorganization was confirmed by order of the Bankruptcy Court dated December 14, 1994.

    By orders dated February 3, 1995 and February 13, 1995, the Bankruptcy Court approved technical modifications to the Joint Plan of Reorganization. On April 24, 1995, the Bankruptcy Court approved a Modified and Restated First Amended Joint Plan of Reorganization (the "Modified Plan"), which (i) reflected payment, under the exit financing facility obtained by the Company, of certain pre-petition lenders of the Company in cash instead of secured notes, (ii) deleted all references in the plan to certain "Alternative Treatment" provisions under which the Company would have been required to liquidate inasmuch as all requirements for emergence from Chapter 11 occurred as required under the Plan and Modified Plan, and (iii) made other confirming and technical modifications to the Plan. The Plan and Modified Plan will be referred to hereinafter collectively as the "Plan".

    The Effective Date of the Plan occurred on April 28, 1995. Pursuant to the Plan, the Company (i) made cash payments of $26.4 million to its Pre-Petition Secured Lenders and amounts owing under the debtor-in-possession financing facility and various administrative and tax claims due at the Effective Date; and (ii) distributed to the Escrow Agent ten million shares of the common stock of reorganized Rose's (including 150,000 shares reserved for issuance to offic-ers of the Company as a management incentive and retention program approved by order of the Bankruptcy Court dated February 14, 1995) for distribution to un-secured creditors to settle claims of $115 million to $130 million. Additional-ly, shareholders of record as of the Effective Date became entitled to receive their prorata share of 4,285,714 warrants. Each warrant entitles the holder to purchase one share of common stock of the reorganized Rose's at a price determined and periodically adjusted in accordance with applicable provisions of the Plan. The warrants expire on April 28, 2002. In addition, RSI Trading, Inc., a wholly owned subsidiary of the Company, was merged into the Company under the Plan.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to stockholders during the fourth quarter of the fiscal year.

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

INVESTOR INFORMATION

    Rose's new common stock was delivered to First Union National Bank of North Carolina as Escrow Agent on April 28, 1995, pursuant to the Modified and Restat-ed First Amended Joint Plan of Reorganization (the Plan) for distribution on allowed claims of unsecured creditors and to officers of the Company pursuant to a consummation bonus plan approved by order of the Bankruptcy Court on February 14, 1995. Rose's stock is listed on the Nasdaq National Market System ("NASDAQ"; symbol "RSTO"). Rose's had 3,209 shareholders of record of the new common stock on March 4, 1996. High and low prices on the Company's common stock from the Effective Date through January 27, 1996, as reported on NASDAQ are shown in the table below:

                                       Thirty-Nine Weeks
                                     Ended January 27, 1996
                                 High                     Low
2nd Quarter                      3 3/8                   1 57/64
3rd Quarter                      3 1/4                   1  5/8
4th Quarter                      2 5/16                  1  1/2

    On the Effective Date, all shares of the Company's pre-emergence Voting Common Stock and Non-voting Class B Stock were canceled under the Plan. The shareholders of record of such stock as of such date became entitled to receive their prorata share of 4,285,714 warrants to purchase the new stock of the Company. One warrant was issued for every 4.377 shares of pre-emergence Voting Common Stock or Non-voting Class B Stock and allows the holder to purchase one share of the new common stock. See Stockholders' Equity, Note 11, to the Financial Statements for additional information. The stock warrants are listed on the Nasdaq National Market System ("NASDAQ"; symbol "RSTOW"). High and low prices on the stock warrants from the first day listed (October 31, 1995) through January 27, 1996, as reported on NASDAQ, are shown in the table below:

                                 High                   Low
2nd Quarter                       NA                     NA
3rd Quarter                        5/16                   3/16
4th Quarter                        1/4                    1/16
PAGE

The pre-emergence stock was listed on NASDAQ; the Voting Common Stock had the symbol "RSTOQ" and the Non-voting Class B Stock had the symbol "RSTBQ". Rose's had 1,143 shareholders of record for the pre-emergence Voting Common Stock and 1,497 for Non-voting Class B Stock at April 28, 1995. High and low prices of Rose's pre-emergence stock (adjusted to reflect the 2-for-1 stock split effected in 1986) are shown in the table below:

(Dollars in thousands except per share amounts)

Market Price Range and Dividends

                         1995                          1994
                                 High                   Low                            High                 Low
1st Quarter                        7/16                  1/32                          11/16                3/14
2nd Quarter                         -                     -                             1/2                 1/8
3rd Quarter                         -                     -                             7/16                1/8
4th Quarter                         -                     -                             7/16                1/8

                                                                                      Dividends              Total
                                 High                   Low                           Per Share            Dividends
1995 (through
 April 28, 1995)                   7/16                  1/32                            -                     -
1994                              11/16                  1/8                             -                     -
1993                             7 1/4                  13/32                            -                     -
1992                             7                     3 1/2                             -                     -
1991                             7 1/8                 2 1/8                             -                     -
1990                             7 1/4                 2 1/4                             .210                 3,991
1989                             9 5/8                 5                                 .210                 4,138
1988                            12                     7 1/8                             .210                 4,194
1987                            22 1/2                 7 7/8                             .210                 4,316
1986                            23 1/8                10 3/4                             .200                 4,115
1985                            13 1/2                 8 3/4                             .190                 3,900

There were no dividends paid for the new or pre-emergence common stock in 1995 and 1994. The previous Board of Directors suspended the payment of dividends on the pre-emergence stock on January 24, 1991. In addition, the Predecessor Company was precluded from paying dividends while the Chapter 11 case was pending and the Registrant is restricted from paying dividends under the terms of its exit financing facility.
PAGE

ITEM 6: SELECTED FINANCIAL DATA

(Dollars in thousands except per share amounts)
(Not covered by Independent Auditors' Report)

                             Thirty-Nine  |     Thirteen
                             Weeks Ended  |    Weeks Ended
                             January 27,  |     April 29,                            Fiscal Years
                                 1996     |        1995           1994           1993           1992            1991
Net sales                    $  524,397   |       154,290        731,926      1,203,223      1,362,243       1,380,630
Leased department income          3,784   |         1,114          5,288          8,707          9,816          10,198
Earnings (loss) before                    |
  reorganization expense,                 |
  fresh-start revaluation,                |
  income taxes, and                       |
  extraordinary item              5,484   |           542          6,617        (27,069)       (59,509)        (18,525)
Reorganization expense(b)          -      |        (3,847)       (57,899)       (39,138)          -               -
Fresh-Start revaluation(c)         -      |       (17,432)          -              -              -               -
Earnings (loss) before                    |
  cumulative effect of                    |
  accounting change and                   |
  extraordinary item              4,401   |       (20,737)       (51,282)       (66,207)       (58,560)        (23,304)
Cumulative effect of                      |
  accounting change(d)             -      |          -              -              -            (5,031)           -
Extraordinary item-gain                   |
  on debt discharge(e)             -      |        90,924           -              -              -               -
Net earnings (loss)(f)            4,401   |        70,187        (51,282)       (66,207)       (63,591)        (23,304)
Per Share Results                         |
  Earnings (loss) before                  |
    cumulative effect of                  |
    accounting change and                 |
    extraordinary item              .50   |         (1.11)         (2.73)         (3.53)         (3.14)          (1.25)
  Net earnings (loss)               .50   |          3.74          (2.73)         (3.53)         (3.41)          (1.25)
Cash dividends                     -      |          -              -              -              -               -
Total assets                    171,244   |       204,561        183,186        308,105        337,040         416,318
Excess of net assets over                 |
  reorganization value           25,371   |        32,201           -              -              -               -
Reserve for income tax(g)        12,673   |          -              -              -              -               -
Long-term obligations             2,108   |         (h)            (h)            (h)           83,433          74,896

(a) In accordance with Fresh-Start Reporting, the Company adjusted its assets and liabilities to reflect their estimated fair market value at the Effective Date, and made certain reclassifications between gross margin and expenses and changed the method of accruing certain expenses between periods (See Note 2 to the Financial Statements). Accordingly, the selected financial data above for the thirty-nine weeks ended January 27, 1996 is not comparable in material re= spects to such data for prior periods. Furthermore, the Company's results of operations for the period prior to reorganization are not necessarily indicative of results of operations that may be achieved in the future.

(b) Included in the reorganization expense for 1994 is a provision of $43,000 for the costs of closing 59 stores in May 1994 and realigning corporate and ad-ministrative costs. Included in the reorganization expense for 1993 is a provi-sion of $39,500 for the costs of closing 43 stores in January 1994. Included in the thirteen weeks ended April 29, 1995, 1994 and 1993 reorganization costs, in addition to the costs of closing the stores, are the DIP facility fee amortiza-tion and expenses, professional fees and other reorganization costs. Offsetting the 1993 expense is a reversal of prior reserves for closings due to the antici-pated rejections of closed store leases.

(c) The Fresh-Start revaluation of $17,432 reflects the net expense to record assets at their fair values and liabilities at their present values in accord-ance with the provisions of SOP 90-7 and to reduce noncurrent assets below their fair values for the excess of the fair values of assets over the reorganization value.

(d) In 1992, the Company adopted SFAS 106, "Employers' Accounting for Postre-tirement Benefits Other Than Pensions," requiring the Company to accrue health insurance benefits over the period in which associates become eligible for such benefits. The cumulative effect of adopting SFAS 106 was a one-time charge of $5,031.

(e) The extraordinary item-gain on debt discharge represents the extinguishment of liabilities subject to settlement under reorganization proceedings in accord-ance with the Plan.

(f) In 1991, the Company changed its method of accounting for LIFO inventories from the use of the inflation index provided by the Bureau of Labor Statistics to an internally generated price index to measure inflation in the retail prices of its merchandise inventories. This change decreased 1991 cost of sales by $21,428 (or $1.15 per share). Net loss would have been $44,732 in 1991 if the change in accounting method had not been made. Also, included in net loss for 1991 is a provision for future store closings and remerchandising for the anti-cipated costs of closing approximately 15 stores during fiscal year 1992.

(g) During 1995, the Company filed for and received a federal refund of $16,898 resulting from the carry back of losses described in Section 172(f) of the Internal Revenue Code. Section 172(f) is an area of tax law without substantial legal precedent or guidance. Accordingly, assurances cannot be made as to whether the IRS would challenge the Company's ability to carry back such a sub-stantial portion of losses under this provision. Consequently, an income tax reserve of $12,673 has been recorded in the amount of the refund net of the col-lection expenses which will be reimbursed if the Company's position does not withstand any such challenge and the refund is reversed.

(h) Not comparable for the thirteen weeks ended April 29, 1995, and the fiscal years 1994 and 1993, the majority of the amounts comprising this item have been reclassed to liabilities subject to settlement under reorganization proceedings. PAGE

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

(Dollars in thousands except per share amounts)

Results of Operations

    The following table sets forth for the periods indicated the percentage which each item listed relates to net sales:

                                    (a)                                           Fiscal Years
                                    1995         % to Net                 % to Net                       % to Net
                                  Proforma        Sales         1994       Sales             1993         Sales
Revenue:
  Gross sales                    $700,325(b)        103.2%      756,356       103.3%      1,245,697        103.5%
  Leased department sales          21,638(b)          3.2        24,430         3.3          42,474          3.5
  Net sales                       678,687(b)        100.0       731,926       100.0       1,203,223        100.0
  Leased department income          4,898(b)          0.7         5,288         0.7           8,707          0.7
    Total revenue                 683,585           100.7       737,214       100.7       1,211,930        100.7
Costs and Expenses:
  Cost of sales                   519,727            76.6       555,087        75.8         932,238         77.5
  Selling, general and
    administrative                153,900            22.7       160,346        21.9         281,723         23.4
  Depreciation and
    amortization                   (3,349)           (0.5)        9,257         1.3          12,984          1.0
  Interest                          6,927             1.0         5,907         0.8          12,054          1.0
    Total costs and expenses      677,205            99.8       730,597        99.8       1,238,999        102.9
Earnings (loss) before
  reorganization expense,
  and income taxes (benefits)       6,380             0.9         6,617         0.9         (27,069)        (2.2)
Reorganization expense (a)           -                 -        (57,899)       (7.9)        (39,138)        (3.3)
Earnings (loss) before income
 tax benefits                       6,380             0.9       (51,282)       (7.0)        (66,207)        (5.5)
Income tax expense                  1,272             0.2          -             -             -              -
Net earnings (loss)              $  5,108             0.7%      (51,282)       (7.0)%       (66,207)        (5.5)%

(a) On September 5, 1993, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of North Carolina seeking to reorganize under Chapter 11 of the Bankruptcy Code. The Company emerged from Chapter 11 on April 28, 1995. Beginning in May 1995, the income statements re-flect the application of Fresh-Start Reporting as described in Fresh-Start Re-porting, Note 2 to the Financial Statements, and are therefore not comparable to prior years. The 1995 year-to-date results are presented on a pro forma basis to reflect the results as if the Company had adopted Fresh-Start Reporting at the beginning of the year. The adjustments are related to interest expense, reorganization costs, depreciation and amortization, advertising accrual, LIFO shrinkage and income taxes.

(b) The Successor's proforma amounts represent the combination of the Success-or's historical amounts with the Predecessor's historical amounts. See State-ments of Operations included in the historical financial statements.
PAGE

Chapter 11 Proceedings

   On September 5, 1993, the Company filed a voluntary Petition for Relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Eastern District of North Carolina (the "Bankruptcy Court") Case No. 93-01365-5-ATS.

    Technical modifications to the Company's First Amended Joint Plan of Reorganization (which was confirmed by the Bankruptcy Court on December 14,
1995) were approved by orders of the Bankruptcy Court dated February 3, 1995 and February 13, 1995 and a Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") was approved by order of the Bankruptcy Court on April 24, 1995. On May 1, 1995, the Company announced that it had satisfied all conditions required under its plan of reorganization and had emerged from Chap-ter 11 of the United States Bankruptcy Code on April 28, 1995 (the "Effective Date").

    For a further discussion of the Chapter 11 proceedings, see Item 3: Legal Proceedings and Note 1 to the Financial Statements.

    In accordance with SOP 90-7, the Company adopted fresh-start reporting. Under fresh-start reporting, a new reporting entity is created, and the Company was required to adjust its assets and liabilities to reflect their estimated fair market value at the Effective Date, which reduced depreciation and amorti-zation related to property and equipment; and created a deferred credit, excess of net assets over reorganization value, which is being amortized over 10 years.

    At the same time, the Company made certain reclassifications between gross margin and expenses and changed the method of accruing certain expenses between periods. In addition, as a result of the Company's emergence, reorganization expense and income taxes recognized by the Company prior to April 28, 1995, are not comparable to amounts, if any, recognized subsequent to the Effective Date. For further information, see Note 2 to the Financial Statements.

    To facilitate a better comparison of the Company's operating results for the periods presented, the following discussion is based on the results of opera-tions which are presented on a pro forma basis (as described below) for 1995. The combined historical statements of operations for the thirteen weeks ended April 29, 1995 (Predecessor) and thirty-nine weeks ended January 27, 1996 (Suc-cessor), are not included in the discussion due to the lack of comparability caused by the adoption of fresh-start reporting at the end of the first quarter. Certain items in the Successor's pro forma statements of operations are not affected by fresh-start adjustments and are comparable to the historical com-bined results of the Predecessor and the Successor.

    The pro forma statements of operations combine the results of operations of the Predecessor and Successor for 1995 and give effect to the transactions occurring in conjunction with the Plan as if the Effective Date had occurred, and such transactions had been consummated, on January 29, 1995. The statements of operations have been adjusted to reflect: the reduction in depreciation and amortization expense due to the write-off of property and equipment and property under capital leases; reclassification of DIP interest from reorganization costs to interest expense; the elimination of all other reorganization costs; amortization of excess net assets over reorganization value; the effects of changing to the accrual method for advertising; the reversal of LIFO credits; accrual of additional shrinkage; and the recording of an appropriate income tax expense.

Revenue

    The Company reported sales in 1995 of $700,325, a decrease of $56,031 or
7.4% from 1994.   A significant portion of the decrease is attributable to the closing of 7 stores in May 1995 and 1 store in October 1995. Sales in same stores for 1995 decreased 1.5% compared to 1994. Same store sales were negatively affected by poor weather at the beginning of the year, a change in layaway promotions and by a poor Christmas selling season for retailers in general.

    In 1994, the Company reported sales of $756,356, a decrease of $489,341 or 39.3% from fiscal 1993. The closings of 43 stores in January 1994 and 59 stores in May 1994 were the reasons for the sales decrease. Same store sales for 1994 increased 1.2% from 1993.

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

    Sales have been adversely affected over the last three years as a result of new competition. Wal-Mart and Kmart and more recently Target and Hills have been opening stores in the areas in which Rose's stores are located. Of the 105 stores open in 1995, 28 faced new competitors, compared to 10 in 1994 and five in 1993. In 1996, the Company expects to have 16 stores facing new competition.

    Inflation has had little effect on the Company's operations in the last three years.

Costs and Expenses

    In 1995, the proforma cost of sales as a percent of sales increased .8% from the 1994 percent to sales. This was due primarily to (i) higher shrinkage resulting in an increase of the cost of sales rate by .8%, (ii) increased markdowns resulting in an increase in the rate by .5%, and (iii) no LIFO credit was recorded in 1995 resulting in an increase in the cost of sales rate by .7%. These increases in the cost of sales were offset somewhat by the reclassifica-tion of advertising co-op income and cash discounts to cost of sales resulting in a decrease of 1.1% in the 1995 cost of sales.

   In 1994, the cost of sales as a percent of sales decreased 1.7% from the 1993 percent to sales. This was due to (i) higher markup decreasing the cost of sales rate by .7%, (ii) lower shrinkage resulting in a decrease of the rate by 1.1%, and (iii) LIFO credit decreasing the rate by .6%. These improvements were offset by higher markdowns and increases in freight costs.

    In 1993, the cost of sales as a percent of sales decreased 3.5% from the 1992 percent to sales. This was due to (i) decreased markdowns resulting in a decrease in the cost of sales rate of 1.6%, (ii) higher markup decreasing the rate by 1.5%, and (iii) lower shrinkage resulting in a decrease of the rate by

1.1%. These improvements were offset somewhat by increases in the freight costs. The Company took proactive measures in 1993 to reduce the shrinkage to a normal rate. Some of these measures included strengthening the Company's loss prevention department, implementing systems that automatically calculate markdowns, establishing a shrink incentive program for the stores, and implementing stronger store front-end controls.

    Selling, general and administrative (SG&A) expenses as a percent of sales were 22.7% in 1995 (proforma), 21.9% in 1994, and 23.4% in 1993. The 1995 proforma increase as a percentage of sales was due in part to the reclassification of advertising co-op and cash discounts from SG&A to gross margin and to the decline in 1995 sales. Included in 1995 SG&A, is a gain of $4,701 which represents the effect of canceling a postretirement healthcare benefit, a charge of $1,170 for severance costs related to recent downsizings of approximately 175 positions in the home office, distribution and store operations support staff, and a gain of $586 on the sale of a store lease. The decrease in 1994 is due in part to the realignment of corporate and administrative costs as well as a reduction in store expenses. The increase in 1993 is largely attributable to the decline in 1993 sales.

   The Company made the decision in the first quarter of 1994 to close 59 stores and realign corporate and administrative costs accordingly. A charge of $43,000 relating to these closings is included in the 1994 reorganization expenses of $57,899. The reserve remaining at the end of 1994 was adequate to cover the costs of closing an additional seven stores in May 1995.

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

    Interest expense for 1995 pro forma was $6,927 and includes interest on the DIP facility of $970. Interest for 1994 and 1993 including the interest on the DIP facility was $9,352 and $13,292, respectively. Interest expense decreased 25.9% in 1995 (pro forma), 29.6% in 1994 (including DIP interest), and 4.2% in 1993 (including DIP interest), primarily due to payments made to pre-petition secured lenders. Generally, under the Bankruptcy Code, interest on pre-petition claims ceases accruing upon the filing of a petition unless the claims are collateralized by an interest in property with value exceeding the amount of debt. The Bankruptcy Court ordered the Company to make monthly adequate protection payments to its Pre-petition Secured lenders which were booked as interest.

Other

    In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carry-ing amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expect-ed to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109 the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Effective the first quarter of 1993, the Company adopted Statement 109. The only effect of adopting Statement 109 was the establishment of a $5,760 current deferred tax liability and a $5,760 non-current deferred tax asset. Under the guidelines provided by APB 11, the Company would have no current or non-current deferred tax liability/asset.

    The Internal Revenue Service has examined the Company's federal income tax returns for the years 1988 through 1991. Claims arising from those examinations have been settled subject to final review. The Company believes adequate provision has been made for these claims. All state income and franchise tax returns for taxable years ending prior to fiscal 1993 are not subject to adjustment, primarily because of the application of certain facets of bankruptcy law.

    During 1995, the Company filed for and received a federal refund of $16,898 resulting from the carry back of losses as described in Section 172(f) of the Internal Revenue Code. Section 172(f) is an area of tax law without substantial legal precedent or guidance. Accordingly, assurances cannot be made as to whether the IRS would challenge the Company's ability to carry back such a substantial portion of losses under this provision. Consequently, an income tax reserve of $12,673 has been recorded in the amount of the refund net of the collection expenses which will be reimbursed if the Company's position does not withstand any such challenge and the refund is reversed.

Liquidity and Capital Resources

    On April 28, 1995 (the "Effective Date"), the Company closed on its exit financing loan, thereby satisfying the last condition of the Plan and emerged from bankruptcy. The exit financing is a $125,000 (subsequently amended to $110,000, see below) three-year revolving credit facility (the "Facility") with a letter of credit sublimit in the aggregate principal amount of $40,000 with the First National Bank of Boston and The CIT Group/Business Credit, Inc., (the "Banks") as facility agents. The Facility is secured by a perfected first priority lien and security interest in all of the assets of the Company. The interest rate on the Facility is either (a) the Banks' base rate plus 1.5% payable monthly or (b) a LIBOR rate plus 3.75% payable at the expiration of the LIBOR loan, depending on which option the Company chooses. Although there are no compensating balances required, the Company is required to pay a fee of .5% per annum on the average unused portion of the Facility. Borrowing availability is based upon certain eligible inventory times a borrowing base percentage that varies by month. Under the Facility, trade suppliers which extend credit to the Company are supported by a $5,000 letter of credit and subordinated lien of $15,000 in the real estate properties of the Company which expire April 30, 1996 (extended to May 30, 1997).

    The Facility includes certain financial covenants and financial maintenance tests, including those relating to earnings before interest, taxes, depreciation and amortization (EBITDA), debt service coverage, capital expenditures limitations, minimum stockholders' equity, and minimum/maximum inventory levels, which are measured quarterly. The Facility also includes restrictions on the incurrence of additional liens and indebtedness; a requirement that the Facility be paid down to certain levels for 30 consecutive days between December 1st and February 15th each year; and a prohibition on paying dividends.

    On January 31, 1996, the Company and the Banks agreed to an amendment to the Facility that reduced the Facility size to $110,000. The covenants for the end of fiscal 1995 and the remaining life of the Facility were amended and certain covenants were added, including those related to days on hand inventory, maximum borrowings exposure, and an interest coverage ratio. Also, the measurement period for most covenants was changed from quarterly to monthly. In addition, the LIBOR option was eliminated and the Banks agreed to extend the trade letter of credit and subordinated lien until May 30, 1997. The Company was in compliance with these covenants as of January 27, 1996. The Company's management believes that the Company's current financing arrangement is adequate to meet its liquidity needs.

    The Company's current ratio for 1995 is 1.83 compared to 2.73 in 1994, and
3.32 in 1993, which included $4,000 of reclamation claims. In 1995, cash and cash equivalents decreased $757, (combined Successor and Predecessor) compared to a decrease of $10,605 in 1994 and a decrease of $7,146 in 1993. The Company's working capital was $75,166 in 1995, $92,009 in 1994, and $173,640 in 1993. The
decrease in 1995 of $16,843 was due in part to the increased inventories as a result of the write-off of $25,831 in LIFO reserves as part of Fresh-Start Reporting, and an increase in investment in inventory, increased borrowings on the line of credit, reclassification of pre-petition liabilities from liabili-ties subject to settlement under reorganization proceedings and increased bank drafts outstanding. The decrease in 1994 of $81,631 was due in part to a de-crease in inventory related to closed stores and lower cash and cash equiva-lents.

    The fixed charge coverage ratio was 1.11 in 1995 (proforma), (0.65) in 1994, and 0.00 in 1993. The fixed charge coverage ratio is defined as the sum of net income before taxes, LIFO provision, interest, depreciation, and minimum rent divided by the sum of interest and minimum rent. The ratio, excluding items that are typically non-recurring such as reorganization costs, reserves for store closings and remerchandising, was 1.11 in 1995 (proforma), 1.39 in 1994, and
0.74 in 1993.

    In 1995 (combined Successor and Predecessor), $6,613 of cash was used by operating activities, while $57,560 was provided in 1994 and $8,373 was provided in 1993. The decrease in cash from operating activities in 1995 (combined Successor and Predecessor) is due primarily to increased investments in inventory. The increase in cash from operating activities in 1994 is due to a decrease in inventory related to closed stores and reductions of inventory prepayments. Declining sales, as well as an increased investment in inventory and inventory prepayments contributed to the decline in cash from operating activities in 1993.

    Investing activities used cash of $5,381 in 1995 (combined Successor and Predecessor), $1,281 in 1994, and $9,100 in 1993. The Company invested cash in property and equipment totaling $5,431 in 1995 (combined Successor and Predecessor), $2,015 in 1994, and $9,109 in 1993. The 1995 expenditures were primarily for store improvements, and new computer software. The Company closed

8 stores in 1995, closed 59 stores in 1994, and closed 45 stores in 1993. The Company plans to invest $6,000 in 1996 primarily for store remodels and new computer software. The Company does not plan to open or close any stores in 1996.

    Financing activities provided cash of $11,237 in 1995 (combined Successor and Predecessor), used cash of $66,884 in 1994, and $6,419 in 1993. The Company had net activity on its line of credit of $33,673 (combined Successor and Predecessor). The Predecessor made $26,423 of payments on long-term debt in 1995, $65,437 in 1994, and $1,127 in 1993. The Company's debt agreements include a restriction on the payment of cash dividends and the repurchase of stock.

    On March 1, 1996, the Company and Fred's, Inc. ("Fred's") entered into a letter of intent (the "Letter of Intent"), providing for the acquisition by merger of the Company by Fred's (the "Merger"). Fred's is a publicly traded retailer that operates approximately 200 stores in the southeastern United States. The Letter of Intent provides that each share of the Company's common stock, no par value ("Common Stock"), issued and outstanding (including stock held in escrow according to the Plan) immediately prior to the effective time of the Merger (other than the shares held in the treasury of the Company, which will be canceled) will be converted into the "Conversion Number" of shares of Fred's class A voting common stock ("Fred's Common Stock"). The "Conversion Number" will be determined by dividing $2.15 by the "Fred's Average Price".
The "Fred's Average Price" is an amount equal to the average price of a share of Fred's Common Stock for the 10 days immediately preceding the day before the printing of the joint proxy statement to be distributed to stockholders of Fred's and the Company in connection with the Merger; provided, however, that if the amount so computed would (a) exceed $8.00, then the Fred's Average Price will be $8.00, or (b) be less than $6.00, then the Fred's Average Price will be $6.00. The Letter of Intent provides that the Merger is subject to the exe-cution of a definitive agreement and to the occurrence or (to the extent permit-ted by the definitive merger agreement or applicable law) waiver of a number of conditions, including the approval of the stockholders of the Company and Fred's. If the merger is approved, the Company's current plans for 1996 would be subject to change.

ITEM 8:  FINANCIAL STATEMENTS

    See Financial Statements contained elsewhere herein.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None
PAGE

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is furnished with respect to each of the members of the Board of Directors of the Registrant as of February 26, 1996:

                                                                                 First Year
                            Principal Occupation During Last Five Years,         Elected A
Name and Age                Directorships in Public Registrants                  Director

R. Edward Anderson (46)     Chairman of the Board, President and                 1994
                            Chief Executive Officer, Appointed
                            August 22, 1994; Executive Vice
                            President, Chief Financial Officer,
                            October 19, 1992 to August 21, 1994;
                            Senior Vice President, Chief Financial
                            Officer   January 12, 1990 to October
                            18, 1992.

Walter F. Loeb (71)         President of Loeb Associates, Inc.,                  1995
                            February 1990 to present; Publisher of
                            the Loeb Retail Letter.  He is a
                            director of Federal Realty Investment
                            Trust, InterTan, Inc., Wet Seal, Inc;
                            Mothers Work, Inc., and Gymboree
                            Corporation.

Joseph L. Mullen (49)       Managing partner of Li Moran Inter-                  1995
                            national (as managing partner, he served
                            as a Senior Officer of Leeward Creative
                            Crafts and Potamkin International), January
                            1994 to present; Vice President Hardlines for
                            Hill's Department Stores, Inc., for the
                            relevant period prior to January 1994.
                            While Mr. Mullen was employed at Hill's
                            Department Stores, Hill's filed for pro-
                            tection under Chapter 11 in February, 1991,
                            and emerged from Chapter 11 in 1992.

Joseph Nusim (60)           President and Chief Executive Officer of             1995
                            Channel Home Centers Realty, a real estate
                            company, November 1994 to present; Chairman,
                            President, and Chief Executive Officer
                            of Channel Home Centers, 1990 to
                            November 1994.  He is a director of
                            Herman's Sporting Goods, Scotty's Inc.,
                            and the International Mass Retailing
                            Association.

J. David Rosenberg, Esq.    Partner of Keating, Muething & Klekamp               1995
(46)                        law firm.

PAGE

Harold Smith (72)           President of Funding & Merchandising                 1995
                            Resources Corp., 1990 to present;
                            President and Chief Operating Officer
                            of Woolco, prior to 1990.  Formerly
                            President and Chief Executive Officer
                            of Goldblatts.

Elliot J. Stone (75)        Management consultant to various retail              1995
                            stores, 1990 to present; Chairman,
                            President, and Chief Executive Officer
                            of Jordan Marsh Company and Vice
                            Chairman of the Board of Federated
                            Department Stores, prior to 1990.  He
                            is a director of Catherines Stores,
                            Inc. and Holsen Burnes Group.

N. Hunter Wyche, Jr., Esq.  Founding Partner of Wyche & Story law firm,          1995
(45)                        for the relevant period.

     The following information is furnished with respect to each of the execu-tive officers of the Registrant as of February 26, 1996

Name, Age, Position           Business Experience During Past Five Years

R. Edward Anderson (46)       Appointed August 22, 1994; Executive Vice
Chairman of the Board,        President, Chief Financial Officer,
President and Chief           October 19, 1992 to August 21, 1994;
Executive Officer             Senior Vice President, Chief Financial
                              Officer, January 12, 1990 to October 18, 1992.

Howard Parge (49)             Appointed February 9, 1995; Vice President,
Senior Vice President,        Operations, March 1992 to February 1995;
Operations                    Target Stores, District Manager, 1989
                              through 1991.

Jeanette R. Peters (40)       Appointed Treasurer September 7, 1995;
Senior Vice President,        Appointed Senior Vice President, Chief
Chief Financial Officer       Financial Officer November 2, 1994; Vice
and Treasurer                 President and Controller April 24, 1991
                              through November 1994.

George T. Blackburn, II       Appointed Vice President, Real Estate
(45)                          November 2, 1994; Elected Secretary
Vice President, Real          February 17, 1993; Appointed Vice President,
Estate, General Counsel       General Counsel April 19, 1991; formerly
and Secretary                 Partner of Perry, Kittrell, Blackburn &
                              Blackburn law firm for the relevant period preceding April 19, 1991.

Dave Howard (45)              Appointed August 11, 1995; Vice President
Senior Vice President,        Information Systems April 13, 1994 through
Distribution and              August, 1995. Director IS Development from
Information Services          April 1991 to April 1994.

     Officers of the Registrant are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

Section 16(a) Reporting

     The Registrant believes that all executive officers and directors of the Registrant and all other persons known by the Registrant to be subject to Sec-tion 16 of the Securities Exchange Act of 1934, filed all reports required to be filed during fiscal year 1995 under Section 16(a) of that Act on a timely basis. The Registrant's belief is based solely on its review of Forms 3, 4 and 5 and amendments thereto furnished to the Registrant during, and with respect to, its most recent fiscal year by persons known to be subject to Section 16.

ITEM 11:  EXECUTIVE COMPENSATION

Cash And Other Compensation

     The following table sets forth all the cash compensation paid or to be paid by the Registrant, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chairman of the Board, the Chief Executive Officer, and the four other highest paid executive officers of the Registrant for fiscal year 1995 in all capacities in which they served:

                                   Summary Compensation Table
                                                            Long-Term Compensation
                          Annual Compensation                Awards             Payouts
    (a)         (b)     (c)        (d)       (e)          (f)       (g)      (h)      (i)
                                            Other         (4)                       All Other
Name and                                    Annual    Restricted  Options/  LTIP      Compen-
Principal             Salary     Bonus     Compen-      Stock      SARs    Payouts    sation
Position        Year    ($)       ($)     sation (1)  Awards ($)   (#)      ($)       ($)(2)

R. Edward       1995  407,692       -         4,518     127,122   137,500      -         6,198
Anderson        1994  322,936       -         6,265        -         -         -         5,760
President and   1993  265,923       -         7,383        -       12,750    29,806      6,900
Chief Executive
Officer

Kathy Hurley    1995  206,346       -         1,039      19,594    50,000      -         5,528
Senior Vice     1994  166,349       -         1,349        -         -         -          -
President       1993  150,000       -           624        -         -         -           873
Merchandising(3)

Howard Parge    1995  175,323       -         5,592      17,531    50,000      -         4,784
Senior Vice     1994  144,900       -         4,291        -         -         -          -
President       1993  143,958       -         2,238        -        4,000      -         1,039
Operations

Jeanette        1995  156,346       -         2,097      28,597    50,000      -         5,528
Peters          1994  109,015       -         2,288        -         -         -          -
Senior Vice     1993   95,800       -         1,077        -         -         -          -
President,
Chief Financial
Officer and Treasurer
PAGE

David W.        1995  126,964     25,000        562       2,063    25,000      -         2,020
Howard          1994  103,077       -           705        -         -         -          -
Senior Vice     1993   90,444     10,064       -           -         -         -          -
President
Distribution and
Information Services

_____________
     (1) "Other Annual Compensation" consists of tax gross-ups on medical ex-pense reimbursements.
     (2)  "All Other Compensation" consists of automobile allowance.
     (3)  Ms. Hurley resigned from the Registrant effective February 16, 1996.
     (4)  Outstanding Restricted Stock Awards at year-end consists of:

                                   Date        Year                  Value at
               Name               Granted     Payable    Shares(#)   1/27/96($)
          R. Edward Anderson       7/5/95       1996      61,635       102,083
          Kathy Hurley             7/5/95       1996       9,500        15,734
          Howard Parge             7/5/95       1996       8,500        14,078
          Jeanette Peters          7/5/95       1996      13,865        22,964
          David W. Howard          7/5/95       1996       1,000         1,656

Stock Options Granted During Fiscal Year

    No stock options of the Predecessor were granted during fiscal year 1995. All options were canceled on April 28, 1995.

    The Company's New Equity Compensation Plan was adopted on February 14, 1995 and was designed for the benefit of the executives and key employees of the Company by allowing the grant of a variety of different types of equity-based compensation to eligible participants. The plan provides for the granting of a maximum of 700,000 shares of the Successor's stock. Under the New Equity Compensation Plan, 387,500 nonqualified stock options were granted to officers of the Company on July 27, 1995, which were issued in addition to the total number of shares of New Rose's Common Stock issued on the Effective Date. Such options were granted in the form of incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended (or, to the extent required otherwise by law, nonqualified stock options). One-half of the options contain an exercise price of $2.875 and have a term of five years. The remaining one-half of the options contain an exercise price of $5.750 and have a term of seven years. All of the options shall vest one-third on the first anniversary of the Effective Date, one-third on the second anniversary of the Effective Date and one-third on the third anniversary of the Effective Date.

    As the Company's President and Chief Executive Officer, R. Edward Anderson received 35% of the options (corresponding to 137,500 shares of New Rose's Com-mon Stock). The remaining options were allocated among the Company's Senior Vice Presidents and Vice Presidents in amounts based on targeted awards, as determined by the Company's Compensation Committee in its discretion based in part on the recommendation of the Company's President and Chief Executive Offic-er. Thus, Jeanette R. Peters (Senior Vice President), Howard R. Parge (Senior Vice President), and Dave Howard (Senior Vice President) received a portion of the remaining options as shown in the table below.
PAGE

Stock Options Exercised During Fiscal Year and Year End Values of Unexercised Options

    No stock options of the Predecessor were exercised in the thirteen weeks ended April 29, 1995.

    The following table sets forth information about unexercised stock options and stock appreciation rights of the Successor by the named executive officers of the Registrant during the thirty-nine weeks ended January 27, 1996. No stock options or stock appreciation rights were exercised by the named executive officers during the thirty-nine weeks ended January 27, 1996.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                        Shares              Number of Unexercised   Value of Unexercised
                       Acquired               Options/SARs at       In-the-Money Options
                          on      Value           FY-End(#)             at FY-End($)
                       Exercise  Realized        Exercisable/           Exercisable/
  Name                   (#)       ($)          Unexercisable         Unexercisable(1)

R. Edward Anderson        -         -             -   /137,500               -
Dave Howard               -         -             -   / 25,000               -
Kathy Hurley(2)           -         -             -   / 50,000               -
Howard Parge              -         -             -   / 50,000               -
Jeanette Peters           -         -             -   / 50,000               -

____________
(1)  All options were out of the money at fiscal year end.
(2)  Ms. Hurley resigned from the Registrant effective February 16, 1996.

Employment Contracts, Termination Of Employment And Change-In-Control
Arrangements

    The Registrant has an employment contract with R. Edward Anderson which provides for his active employment for an initial term ending May 28, 1998, with automatic one-year renewal terms thereafter unless prior notice of termination is given pursuant to the contract. Annual base salary under the contract was increased from $395,000 to $425,000, effective August, 1995. All sums required to be paid under the contract are shown in the summary compensation table above for the applicable period. The contract includes a severance allowance under which Mr. Anderson would be eligible to receive up to 24 months base salary, continued health insurance coverage for 24 months, payment equal to 24 months additional credits under any pension plan then in existence (if any), and full vesting of all stock options and stock subject to vesting. The severance allowance would be payable for termination without cause or constructive termination by (i) reduction of salary, (ii) material change in job responsibilities, (iii) assignment of duties inconsistent with position, (iv) relocation of the principal executive offices outside a designated area, (v) notice of intention not to renew the employment contract, or (vi) breach of a material provision of the contract. In the event of a change of control, as defined in the contract, Mr. Anderson would be eligible to receive (a) 36 months base salary; (b) an amount equal to three times the greater of average cash bonus or 50% of base salary; (c) continued health insurance coverage for 36 months; (d) payment equal to 36 months additional credits under any pension plan then in existence (if any); (e) full vesting of all stock options and stock sub-ject to vesting; and (f) a gross-up payment so that the net amount retained by Mr. Anderson after deduction of any excise tax imposed by Section 4999 of the Code on the foregoing amounts (the "Company Payments") and any federal, state and local income, payroll tax and excise tax upon the gross-up payment, but be-fore deduction for any federal, state or local income or payroll tax on the Com-pany Payments, shall be equal to the Company Payments.

    The Letter of Intent provides that R. Edward Anderson, President and Chief Executive Officer of the Company, will enter into an agreement with Fred's and the Company, to become effective at the effective date of the Merger, providing for a modification and limitation of the severance compensation payable to Mr. Anderson under his existing employment agreement with the Company as a result of the Merger and termination of his employment. The Letter of Intent also contem-plates that Mr. Anderson will enter into a consulting agreement with Fred's, effective at the effective time of the Merger.

    The Registrant maintains a severance plan (the "Severance Plan") providing for the payment of certain benefits upon the cessation of employment of officers and other employees designated in the plan. The Severance Plan, which became effective on December 14, 1995, replaces a severance program which was authoriz-ed by the Bankruptcy Court on April 1, 1994. Under the Severance Plan, each officer as defined in the plan would be eligible to receive up to 12 months base salary, up to one-half of such amount being paid in installments which would cease upon re-employment. Each such officer would also be entitled to receive $10,000 of outplacement expenses and continued coverage in medical and disabili-ty benefits programs for 3 months. The severance allowance would be payable for actual termination of employment without cause or constructive termination by
(i) elimination of job position, (ii) material reduction in salary, or (iii) material change of job responsibilities. In the event of actual or constructive termination following a change of control, as defined in the Severance Plan, the described base salary payment would be made in one lump sum.

Compensation of Directors

    Directors who are officers of the Registrant receive no additional compensation for service on the Board of Directors or committees. Directors who are not officers are paid $24,000 per year as retainer, plus $1,500 per day for each meeting of the Directors attended and for each committee meeting held on a day other than the date of a meeting of the Board of Directors, and reimbursement for their actual travel expenses. Directors who are not officers are paid $500 a day for each committee meeting held on the same day as a meeting of the Board of Directors and $500 for each telephone conference meeting. Committee members are reimbursed for their actual travel expenses.

Compensation Committee Interlocks and Insider Participation

    The Compensation Committee of the Registrant during the thirty-nine weeks ended January 27, 1996 was composed of Messrs. Loeb (Chairman), Mullen, Stone, and Wyche. From January 29, 1995 until April 28, 1995, the Compensation Committee was composed of Messrs. Busbee (Chairman), Allbright, Maynard and Montgomery. None of the members of the Compensation Committee were officers or employees of the Registrant during the last fiscal year or in prior fiscal years. None of the Executive officers of the Registrant served as a member of the board of directors or as a member of the compensation committee of another entity during the last fiscal year. Consequently, there are no interlocking re-lationships between the Registrant and other entities that might affect the determination of the compensation of the Directors and executive officers of the Registrant.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All existing stock of the Predecessor was canceled as of the effective date of the Joint Plan of Reorganization. See Item 3 for a discussion of the issuance of the common stock of reorganized Rose's.

    There were no stockholders known to the Registrant to be the beneficial owners, as of March 14, 1996, of more than five percent (5%) of the New Common Stock of the Registrant.

    The table below gives the indicated information of equity securities of the Registrant beneficially owned by each director, nominee, the chief executive officer and the four other most highly compensated executive officers, and, as a group, by such person and other executive officers:

                               Common        Percent                   Percent
       Name                     Stock       of Class     Warrants     of Class

R. Edward Anderson             61,635           *           5,649         *

Walter Loeb                      -              *            -            *

Joseph L. Mullen                 -              *            -            *

Joseph Nusim                     -              *            -            *

J. David Rosenberg               -              *           6,854         *

Harold Smith                     -              *            -            *

Elliot Stone                     -              *            -            *

Hunter Wyche                     -              *            -            *

Dave Howard                     1,000           *            -            *

Kathy Hurley(a)                 9,500           *            -            *

Howard Parge                    8,500           *            -            *

Jeanette Peters                13,865           *            -            *

All of the above and other
executive officers as a
group (14) persons            103,000          1.2%        12,503         *
______________________
Footnotes:
* Less than 1% of shares that will be outstanding if all outstanding claims are settled adversely to the Company.
(a)  Ms. Hurley resigned from the Registrant effective February 16, 1996.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There were no related transactions or business relationships with executive officers of reorganized Rose's during the thirty-nine weeks ended January 27, 1996, that would require disclosure. Prior to Mr. Wyche becoming a director of the Successor Company, the firm of Wyche and Story, of which Mr. Wyche is a partner, was paid $98,000 during the 1995 fiscal year for legal fees as local counsel to the official committee of unsecured creditors in the Registrant's Chapter 11 Reorganization pursuant to orders entered by the Bankruptcy Court. Mr. Mullen entered into a consulting agreement with the Company in February,

1996, to serve as interim general merchandise manager for an indefinite term at a per diem rate of $1,250 plus expenses. Accordingly, he will not receive a per diem as a director. Following is the description of related transactions with directors or executive officers of the Predecessor during fiscal year 1995. The directors whose related transactions are described below were directors until April 28, 1995. The amounts shown include all amounts paid at anytime during fiscal year 1995.

    Pursuant to existing leases, during the past fiscal year the Registrant paid The Rosemyr Corporation ("Rosemyr") $189,685 as rent for its store building in Morganton Shopping Center, Morganton, N.C.; $315,730 for its store building in Newmarket Plaza Shopping Center, Newport News, Va. (Rosemyr owns a 31.5% interest); $4,684 in rent for office space in Henderson, N.C.; and $9,863 for parking facilities in Henderson, N.C; paid Emrose Corporation ("Emrose") under pre-existing leases $33,726 in rent for office space in Henderson, N.C. and $1,667 for lease of storage facilities; and paid H.H.C. Co., Inc. ("H.H.C.") $6,713 in rent during the past fiscal year for a store building in High Point, N.C., which was closed during 1994. Messrs. John T. Church and George Harvin, who were directors of the Predecessor, were executive officers and/or held beneficial ownership interests in Rosemyr, Emrose, and H.H.C. Co., Inc.

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

                    Independent Auditors' Report

                    Statements of Operations for the thirty-nine weeks ended January 27, 1996, thirteen weeks ended April 29, 1995, and the years ended
                    January 28, 1995 and January 29, 1994

                    Balance Sheets - January 27, 1996 and
                    January 28, 1995

                    Statements of Stockholders' Equity for the thirty-nine weeks ended January 27, 1996, thirteen weeks ended April 29, 1995, and the years ended January 28, 1995 and January 29, 1994

                    Statements of Cash Flows for the thirty-nine weeks ended January 27, 1996, thirteen weeks ended April 29, 1995, and the years ended
                    January 28, 1995 and January 29, 1994

                    Notes to the Financial Statements

PAGE

     2.  FINANCIAL STATEMENT SCHEDULES

                    All schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

     3.  EXHIBITS

        Exhibit
          No.                                                      Page

        10.1       Employment Agreement with R. Edward             Incorporated
                   Anderson, Chairman of the Board,                by reference
                   President and Chief Executive Officer,
                   dated May 29, 1995 (Incorporated by
                   reference to Exhibit 10.1 to Registrant's
                   Form 10-Q for the quarter ended
                   July 29, 1995).

        10.2       New Retirement Benefits Savings Plan,           Incorporated
                   effective July 1, 1995. (Incorporated by        by reference
                   reference to Exhibit 10.2 to Registrant's
                   Form 10-Q for the quarter ended July 29, 1995).

        10.3       Order of the United States Bankruptcy Court,    Incorporated
                   Eastern District of North Carolina, Raleigh     by reference
                   Division dated February 13, 1995, approving the amendment changing the record date for distributions of the New Rose's Warrants and New Rose's Common Stock Secondary
                   Distribution to the Effective Date of the Plan (Incorporated by reference to
                   Registrant's Form 8-K dated February 13, 1995).

        10.4       Order dated April 24, 1995, approving the       Incorporated
                   Modified and Restated First Amended Joint       by reference
                   Plan of Reorganization dated April 19, 1995
                   (Incorporated by reference to Exhibit (c)(2) to Registrant's Current Report on Form 8-K dated April 24, 1995).

        10.5       The Registrant's Revolving Credit and related   Incorporated
                   agreements (Incorporated by reference to        by reference
                   Exhibit (c)(1) through (c)(10) to Registrant's
                   Current Report on Form 8-K dated April 28, 1995):

                   (a) Revolving Credit Agreement dated as of April 28, 1995, among the Registrant as Borrower, the lending institutions listed on Schedule 1 to the Agreement and The First National Bank of Boston and The
                              CIT Group/Business Credit, Inc., as
                              Facility Agents and The First National
                              Bank of Boston as Administrative Agent
                              (the "Credit Agreement").

                   (b) Security Agreement dated as of April 28, 1995, between the Registrant and The First National Bank of Boston as Collat-eral Agent for the lending institutions who are parties to the Credit Agreement.

                   (c) $62,500,000 Revolving Credit Note dated April 28, 1995, issued to The First
                              National Bank of Boston pursuant to the
                              Credit Agreement.

                   (d) $62,500,000 Revolving Credit Note dated April 28, 1995, issued to The CIT Group/ Business Credit, Inc., pursuant to the Credit Agreement.

                   (e) Deed of Trust, Assignment of Rents and Security Agreement dated as of April 27, 1995 by and among Registrant, First National Bank of Boston, The CIT Group/ Business Credit, Inc., pursuant to the Credit Agreement.

                   (f)        Master Release Agreement dated as of
                              April 28, 1995 by and between General
                              Electric Capital Corporation and Registrant.

                   (g) Post-Effective Date GE Assumption Agree-ment dated as of April 28, 1995 by and between General Electric Capital Corpora-tion and Registrant.

                   (h) GE Deferred Obligations Agreement dated as of April 28, 1995 by and between General Electric Capital Corporation and Registrant.

                   (i) Warrant Agreement dated as of April 28, 1995, between the Registrant and First Union National Bank of North Carolina as Warrant Agent.

                   (j) Escrow Agreement dated as of April 28, 1995, between the Registrant and First Union National Bank of North Carolina as Escrow Agent.

        10.6       Letter of Credit and Mortgage Trust Agreement    Incorporated
                   dated May 8, 1995 (Incorporated by reference     by reference
                   to Exhibit (c)(1) to Registrant's Current Report on Form 8-K dated April 28, 1995).

PAGE

        10.7       Second Deed of Trust dated May 8, 1995          Incorporated
                   (Incorporated by reference to Exhibit (c)(2)    by reference
                   to Registrant's Current Report on Form 8-K dated April 28, 1995).

        10.8       Standby Letter of Credit dated May 8, 1995      Incorporated
                   (Incorporated by reference to Exhibit (c)(3)    by reference
                   to Registrant's Current Report on Form 8-K dated April 28, 1995).

        10.9       Severance Pay Plan dated as of December 14,
                   1995.

        27.        Financial Data Schedule

        99.1       Waiver and Amendment No. 1 dated as of          Incorporated
                   July 31, 1995 (Incorporated by reference to     by reference
                   Exhibit 99.1 to Registrant's Current Report on Form 8-K dated July 31, 1995).

        99.2       Waiver and Amendment No. 2 dated as of          Incorporated
                   September 8, 1995 (Incorporated by refer-       by reference
                   ence to Exhibit 99.2 to Registrant's
                   Current Report on Form 8-K dated July 31, 1995).

        99.3       Waiver and Amendment No. 3 dated as of          Incorporated
                   September 29, 1995 (Incorporated by reference   by reference
                   to Exhibit 99.3 to Registrant's Current Report on Form 8-K dated July 31, 1995).

        99.4       Waiver and Amendment No. 4 dated as of January
                   31, 1996.

(b)     REPORTS ON FORM 8-K

        The Registrant filed the following reports on Form 8-K during the last quarter of the period covered by this report:

                   Report on Form 8-K dated October 28, 1995,      Incorporated
                   reporting under Item 5 the monthly and year-    by reference
                   to-date financial results and other financial data for the period ended October 28, 1995, together with projected financial information for similar periods as contained in the Company's plan for the year ended January 27, 1996. The financial results were included as an exhibit in Item 7.

                   Report on Form 8-K dated December 2, 1995,      Incorporated
                   reporting under Item 5 the monthly and year-    by reference
                   to-date financial results and other financial data for the period ended December 2, 1995, together with projected financial information for similar periods as contained in the Company's revised plan for the year ended January 27, 1996.
                   The financial results were included as an exhibit in Item 7.

                   Report on Form 8-K dated December 30, 1995,     Incorporated
                   reporting under Item 5 the monthly and year-    by reference
                   to-date financial results and other financial data for the period ended December 30, 1995, together with projected financial information for similar periods as contained in the Company's revised plan for the year ended January 27, 1996.
                   The financial results were included as an exhibit in Item 7.

                   Report on Form 8-K dated March 1, 1996,         Incorporated
                   reporting under Item 5 the agreement in         by reference
                   principle regarding the acquisition by merger of Rose's by Fred's.
PAGE

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



                                      ROSE'S STORES, INC.


                                      By:   /s/ R. Edward Anderson
                                            R. Edward Anderson, President and
                                            Chief Executive Officer


                                      By:   /s/ Jeanette R. Peters
                                            Jeanette R. Peters, Senior Vice
                                            President, Chief Financial Officer
                                            and Treasurer




Date: April 10, 1996


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and on the dates indicated:



/s/ R. Edward Anderson                            /s/ J. David Rosenberg
R. Edward Anderson, Director                      J. David Rosenberg, Director


/s/ Walter F. Loeb                                /s/ Harold Smith
Walter F. Loeb, Director                          Harold Smith, Director


/s/ Joseph L. Mullen                              /s/ Elliot J. Stone
Joseph L. Mullen, Director                        Elliot J. Stone, Director


/s/ Joseph Nusim                                  /s/ N. Hunter Wyche, Jr.
Joseph Nusim, Director                            N. Hunter Wyche, Jr., Director






MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

January 27, 1996

     The financial statements on the following pages have been prepared by management in conformity with generally accepted accounting principles. Management is responsible for the reliability and fairness of the financial statements and other financial information included herein.
     To meet its responsibilities with respect to financial information, management maintains and enforces internal accounting policies, procedures and controls which are designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. Management believes that the Company's accounting controls provide reasonable, but not absolute, assurance that errors or irregularities which could be material to the financial state-ments are prevented or would be detected within a timely period by Company personnel in the normal course of performing their assigned functions. The con-cept of reasonable assurance is based on the recognition that the cost of con-trols should not exceed the expected benefits. Management maintains an internal audit function and an internal control function which are responsible for eval-uating the adequacy and application of financial and operating controls and for testing compliance with Company policies and procedures.
     The responsibility of our independent auditors, KPMG Peat Marwick LLP, is limited to an expression of their opinion on the fairness of the financial statements presented. Their opinion is based on procedures, described in the second paragraph of their report, which include evaluation and testing of controls and procedures sufficient to provide reasonable assurance that the financial statements neither are materially misleading nor contain material errors.
     The Audit Committee of the Board of Directors meets periodically with management, internal auditors and independent auditors to discuss auditing and financial matters and to assure that each is carrying out its responsibilities. The independent auditors have full and free access to the Audit Committee and meet with it, with and without management being present, to discuss the results of their audit and their opinions on the quality of financial reporting.




                                          /s/ R. Edward Anderson
                                          R. Edward Anderson
                                          President and
                                          Chief Executive Officer


                                          /s/ Jeanette R. Peters
                                          Jeanette R. Peters
                                          Senior Vice President,
                                          Chief Financial Officer
PAGE

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rose's Stores, Inc.:

     We have audited the accompanying balance sheet of Rose's Stores, Inc. (the "Successor"), as of January 27, 1996, and the related statements of operations,
stockholders' equity, and cash flows for the thirty-nine weeks then ended.   We
also have audited the accompanying balance sheet of Rose's Stores, Inc. (the "Predecessor") as of January 28, 1995, and the related statements of operations, stockholders' equity and cash flows for the thirteen weeks ended April 29, 1995, and for each of the fiscal years in the two-year period ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of January 27, 1996, and the Successor's results of operations and cash flows for the thirty-nine weeks then ended, and the financial position of the Predecessor as of January 28, 1995, and the Predecessor's results of operations and cash flows for the thirteen weeks ended April 29, 1995, and for each of the fiscal years in the two-year period ended January 28, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the financial statements, effective April 29, 1995, the Company was required to adopt "Fresh-Start" reporting principles in accordance with the American Institute of Certified Public Accountant's State-ment of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." As a result, the financial information for the period subsequent to the adoption of Fresh-Start reporting are presented on a different cost basis than for prior periods and therefore, are not comparable.



                                            /s/ KPMG Peat Marwick LLP
Raleigh, North Carolina                     KPMG Peat Marwick LLP
March 26, 1996
PAGE

STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

                                           Successor      |        Predecessor
                                          Thirty-Nine     |         Thirteen                   Predecessor
                                          Weeks Ended     |        Weeks Ended                 Years Ended
                                          January 27,     |          April 29,            January 28,            January 29,
                                             1996         |            1995                   1995                   1994
Revenue:                                                  |
  Gross sales                             $   540,918     |            159,407                756,356              1,245,697
  Leased department sales                      16,521     |              5,117                 24,430                 42,474
  Net sales                                   524,397     |            154,290                731,926              1,203,223
  Leased department income                      3,784     |              1,114                  5,288                  8,707
    Total revenue                             528,181     |            155,404                737,214              1,211,930
Costs and Expenses:                                       |
  Cost of sales                               404,120     |            116,838                555,087                932,238
  Selling, general and administrative         115,895     |             35,486                160,346                281,723
  Depreciation and amortization                (2,549)    |              1,812                  9,257                 12,984
  Interest                                      5,231     |                726                  5,907                 12,054
    Total costs and expenses                  522,697     |            154,862                730,597              1,238,999
Earnings (Loss) Before Reorganization                     |
  Expense, Fresh-Start Revaluation                        |
  Income Taxes, and Extraordinary Item          5,484     |                542                  6,617                (27,069)
Reorganization Expense (Note 13)                 -        |             (3,847)               (57,899)               (39,138)
Fresh-Start Revaluation (Note 2)                 -        |            (17,432)                  -                      -
Earnings (Loss) Before Income Taxes                       |
  and Extraordinary Item                        5,484     |            (20,737)               (51,282)               (66,207)
Income Taxes (Benefits)                                   |
  Current                                       1,159     |               -                      -                      -
  Deferred                                        (76)    |               -                      -                      -
    Total                                       1,083     |               -                      -                      -
Earnings (Loss) Before Extraordinary                      |
  Item                                          4,401     |            (20,737)               (51,282)               (66,207)
Extraordinary Item - Gain on Debt                         |
  Discharge (Note 2)                             -        |             90,924                   -                      -
Net Earnings (Loss)                       $     4,401     |             70,187                (51,282)               (66,207)
Earnings (Loss) Per Share Before                          |
  Extraordinary Item                      $       .50     |              (1.11)                 (2.73)                 (3.53)
Net Earnings (Loss) Per Share             $       .50     |               3.74                  (2.73)                 (3.53)

See accompanying notes to financial statements.
PAGE

BALANCE SHEETS
(Amounts in thousands)

                                                    Successor           |          Predecessor
                                                    January 27,         |           January 28,
                                                       1996             |              1995
                                                                        |
Assets                                                                  |
 Current Assets                                                         |
   Cash and cash equivalents                        $      593          |                1,350
   Accounts receivable                                   7,209          |               12,140
   Inventories                                         153,190          |              119,567
   Other current assets                                  4,706          |               12,163
     Total current assets                              165,698          |              145,220
                                                                        |
 Property and Equipment, at cost,                                       |
   less accumulated depreciation and amortization        5,122          |               34,707
 Other Assets                                              424          |                3,259
                                                    $  171,244          |              183,186
Liabilities and Stockholders' Equity (Deficit)                          |
 Current Liabilities                                                    |
   Short-term debt                                  $   33,673          |                 -
   Debtor-in-possession financing                         -             |                  600
   Bank drafts outstanding                               9,530          |                 -
   Accounts payable                                     23,845          |               23,392
   Accrued salaries and wages                            7,456          |                7,821
   Reserve for store closings                              261          |                8,530
   Pre-petition liabilities                              4,632          |                 -
   Other current liabilities                            11,135          |               12,868
     Total current liabilities                          90,532          |               53,211
                                                                        |
 Liabilities Subject to Settlement Under                                |
   Reorganization Proceedings                             -             |              156,474
 Excess of Net Assets Over Reorganization Value,                        |
   Net of Amortization                                  25,371          |                 -
 Reserve for Income Taxes                               12,673          |                 -
 Deferred Income                                           974          |                1,993
 Other Liabilities                                       1,134          |                6,694
                                                                        |
 Stockholders' Equity (Deficit)                                         |
   Common stock, Authorized 50,000 shares;                              |
     issued 8,158 at 1/27/96 (Note 11)                  35,000          |                 -
   Preferred stock, Authorized 10,000 shares;                           |
     none issued                                          -             |                 -
   Voting common stock (Canceled 4/28/95)                               |
     Authorized 30,000 shares; issued                                   |
     10,800 shares at 1/28/95                             -             |                2,250
   Non-voting Class B stock (Canceled 4/28/95)                          |
     Authorized 30,000 shares; issued                                   |
     12,659 shares at 1/28/95                             -             |               18,795
   Paid-in capital-stock warrants (Canceled 4/28/95)      -             |                2,700
   Paid-in capital                                       1,159          |                 -
   Retained earnings (accumulated deficit)               4,401          |              (40,313)
                                                        40,560          |              (16,568)
   Treasury stock, at cost (Canceled 4/28/95)             -             |              (18,618)
                                                                        |
         Total stockholders' equity (deficit)           40,560          |              (35,186)
                                                                        |
                                                    $  171,244          |              183,186

See accompanying notes to financial statements.
PAGE

STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

                                                                                              Retained
                                         Voting              Non-Voting                       Earnings
                                       Common Stock         Class B Stock        Paid-In   (Accumulated)   Treasury Stock
                                    Shares     Amount     Shares     Amount      Capital      (Deficit)   Shares    Amount
Balance January 30, 1993             10,800    $ 2,250     12,659    $ 19,017   $  2,700     $  77,176    (4,775)  $(19,034)
Net loss for fiscal year 1993          -          -          -           -          -          (66,207)     -          -
Other                                  -          -          -           (222)      -             -           74        416
Balance January 29, 1994             10,800      2,250     12,659      18,795      2,700        10,969    (4,701)   (18,618)
Net loss for fiscal year 1994          -          -          -           -          -          (51,282)     -          -
Balance January 28, 1995             10,800      2,250     12,659      18,795      2,700       (40,313)   (4,701)   (18,618)
Net earnings for thirteen
 weeks ended April 29, 1995            -          -          -           -          -           70,187      -          -
Cancellation of former equity and
  elimination of retained
  earnings                          (10,800)    (2,250)   (12,659)    (18,795)    (2,700)      (29,874)    4,701     18,618
Issuance of new equity
  under the Plan (Note 11)            8,158     35,000       -           -          -             -         -          -
Balance April 29, 1995                8,158     35,000       -           -          -             -         -          -
Net earnings for thirty-nine
  weeks ended January 27, 1996         -          -          -           -          -            4,401      -          -
Paid-in capital - taxes                -          -          -           -         1,159          -         -          -
Balance January 27, 1996              8,158    $35,000       -       $   -      $  1,159      $  4,401      -      $   -



See accompanying notes to financial statements.
PAGE

STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                             Successor     |     Predecessor
                                            Thirty-Nine    |       Thirteen                           Predecessor
                                            Weeks Ended    |      Weeks Ended                         Years Ended
                                            January 27,    |       April 29,              January 28,            January 29,
                                               1996        |         1995                    1995                   1994
Cash flows from operating activities:                      |
Net earnings (loss)                           $  4,401     |          70,187                (51,282)               (66,207)
Adjustments to reconcile net earnings                      |
  (loss) to net cash provided by                           |
  (used in) operating activities:                          |
  Depreciation & amortization                   (2,549)    |           1,812                  9,257                 12,984
  (Gain) loss on disposal of property                      |
    & equipment                                    (46)    |              (1)                  (278)                    98
  Deferred income taxes                            (76)    |            -                      -                      -
  Additional paid-in capital                     1,159     |            -                      -                      -
  LIFO expense (credit)                           -        |            (364)                (4,816)                   179
  Write off of deferred financing costs           -        |            -                      -                     4,528
  Provision for closed stores & severance        1,170     |            -                    43,000                 26,474
  Gain on termination of postretirement                    |
    healthcare                                  (4,701)    |            -                      -                      -
  Fresh-Start revaluation & debt discharge        -        |         (73,492)                  -                      -
Cash provided by (used in) assets & liabilities:           |
  (Inc.) dec. in accounts receivable               824     |            (630)                 2,917                 (1,773)
  (Inc.) dec. in inventories                    31,939     |         (40,291)                91,817                (13,948)
  (Inc.) dec. in other assets                    3,183     |          (3,620)                 6,455                 (9,898)
  Inc. (dec.) in accounts payable              (13,797)    |          14,361                (17,152)                35,051
  Inc. (dec.) in other liabilities                (177)    |          (2,142)                (9,429)                   724
  Inc. (dec.) in income taxes                   12,673     |            -                      -                     8,005
  Inc. (dec.) in reserve for store closings     (4,674)    |          (1,108)               (13,060)                13,088
  Inc. (dec.) in deferred income                  (507)    |            (201)                  (303)                (1,250)
  Inc. (dec.) in accumulated PBO                    47     |               7                    434                    318
Net cash provided by (used in) operating                   |
 activities                                     28,869     |         (35,482)                57,560                  8,373
Cash flows from investing activities:                      |
  Purchases of property & equipment             (4,921)    |            (510)                (2,015)                (9,109)
  Proceeds from disposal of property                       |
    & equipment                                     45     |               5                    734                      9
Net cash used in investing activities           (4,876)    |            (505)                (1,281)                (9,100)
Cash flows from financing activities:                      |
  Net activity on line of credit               (24,981)    |          58,654                   -                      -
  Net activity on debtor-in-possession facility   -        |            (600)                   600                   -
  Payments on pre-petition secured debt           -        |         (26,423)               (65,437)                (1,127)
  Payments on unsecured priority &                         |
    administrative claims                       (2,463)    |          (1,593)                  -                      -
  Principal payments on capital leases            (346)    |            (281)                (2,047)                (2,358)
  Inc. (dec.) in bank drafts outstanding         3,768     |           5,502                   -                    (3,128)
  Other                                           -        |            -                      -                       194
Net cash provided by (used in)                             |
  financing activities                         (24,022)    |          35,259                (66,884)                (6,419)
Net inc. (dec.) in cash & cash equivalents         (29)    |            (728)               (10,605)                (7,146)
Cash & cash equivalents at beginning of period     622     |           1,350                 11,955                 19,101
Cash & cash equivalents at end of period      $    593     |             622                  1,350                 11,955

PAGE

(Amounts in thousands)

                                             Successor     |      Predecessor
                                            Thirty-Nine    |        Thirteen                          Predecessor
                                            Weeks Ended    |       Weeks Ended                        Years Ended
                                            January 27,    |        April 29,              January 28,            January 29,
                                               1996        |          1995                    1995                   1994
Supplemental disclosure of additional noncash              |
  investing & financing activities:                        |
      Retirement of net book value of assets               |
        in reserve for store closings         $     17     |             623                  7,018                  4,054
      Write-off of inventory in reserve                    |
         for store closings                       -        |            -                      -                    43,661
      Capital lease obligations entered                    |
         into for new equipment                    374     |            -                      -                      -

See accompanying notes to financial statements.
PAGE

NOTES TO FINANCIAL STATEMENTS

Thirty-Nine Weeks Ended January 27, 1996; Thirteen Weeks Ended April 29, 1995; and Years Ended January 28, 1995; and January 29, 1994
(Amounts in thousands except per share amounts)

1    REORGANIZATION AND EMERGENCE FROM CHAPTER 11

  The Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on September 5, 1993 (the "Filing Date"). The Company's Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") was consummated on April 28, 1995 (the "Effective Date").

  The Plan provided for, among other things, the cash payment of $26,423 to the Company's pre-petition secured lenders and amounts owing under the debtor-in-possession revolving credit agreement (Note 7) and various administrative and tax claims due at the Effective Date (Note 8), and the distribution of common stock of reorganized Rose's to be issued pursuant to the Plan to creditors (Note
11). Additionally, stockholders of record as of the Effective Date received their pro-rata share of warrants (Note 11) and the shares of stock, stock options, and stock warrants of the Company's Predecessor were canceled. In addition, RSI Trading, Inc., a wholly owned subsidiary of the Company, was merged into the Company under the provisions of the Plan. Also, a new board of directors was elected for the Successor. Upon consummation of the Plan, the Company obtained $125 million of post-emergence financing (Note 7).

  Under Chapter 11, the Company elected to assume or reject real estate leases, employment contracts, and unexpired executory pre-petition contracts subject to Bankruptcy Court approval. The Company established and recorded its estimated liabilities for such items and settled or carried forward portions of the liabilities (for assumed leases) at the Effective Date.

2  FRESH-START REPORTING

  In 1990, the American Institute of Certified Public Accountants issued Statement of Position 90-7 ("SOP 90-7") "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (sometimes called "Fresh-Start Reporting"). The application of Fresh-Start Reporting changed the Company's basis of accounting for financial reporting purposes. Specifically, SOP 90-7 required the adjustment of the Company's assets and liabilities to reflect their estimated fair market value at the Effective Date. At the same time, the Company made certain reclassifications between gross margin and expenses and changed the method of accruing certain expenses between periods. Accordingly, the statements of operations and changes in cash flows commencing May 1995, and the balance sheets beginning with April 1995, are not comparable to the financial informa-tion for prior periods.

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

PAGE

NOTES TO FINANCIAL STATEMENTS

  The adjustments to reflect the consummation of the Plan and the adoption of Fresh-Start Reporting, including the gain on debt discharge for liabilities subject to settlement under reorganization proceedings, the adjustment to re-state assets and liabilities at their fair value, and the adjustment to non-current assets for the excess of the fair value of net assets which exceeded reorganization value, have been reflected in the financial statements below:

BALANCE SHEETS
(Amounts in thousands)

                                              Actual                                        Fresh-                 Restated
                                             April 29,               Debt                   Start                  April 29,
                                               1995                Discharge              Accounting                 1995
Assets
 Current Assets
   Cash and cash equivalents               $      622                                                                   622
   Accounts receivable                         12,076                                       (2,841)(a)                 9,235
   Inventories                                160,111                                       25,018 (b)               185,129
   Prepaid merchandise                          7,100                                                                 7,100
   Other current assets                         2,475                                                                 2,475
     Total current assets                     182,384                 -                     22,177                  204,561

 Property and Equipment, at cost,
   less accumulated depreciation
     and amortization                          33,703                                      (33,703)(c)                 -

 Other Assets                                   6,302                 -                     (6,302)(c)                 -
                                            $ 222,389                 -                    (17,828)                 204,561
Liabilities and Stockholders' Equity (Deficit)
 Current Liabilities
   Current maturities of capital lease
     obligations                            $     400                                                                   400
   Bank drafts outstanding                      5,762                                                                 5,762
   Accounts payable                            37,642                                                                37,642
   Short-term debt                             58,654                                                                58,654
   Reserve for store closings and
     remerchandising                            4,952                                                                 4,952
   Accrued salaries and wages                   5,212                                           50 (d)                 5,262
   Pre-petition liabilities                      -                   4,352 (e)                                        4,352
   Other current liabilities                    9,543                                        3,878 (f)                13,421
     Total current liabilities                122,165                4,352                   3,928                  130,445

 Liabilities Subject to Settlement
   Under Reorganization Proceedings           130,276             (130,276)(g)                                         -
 Excess of Net Assets Over
   Reorganization Value                          -                                          32,021 (h)                32,021
 Capital Lease Obligations                        593                                                                   593
 Deferred Income                                1,792                                         (311)(i)                 1,481
 Accumulated Postretirement Benefit
   Obligation                                   6,055                                       (1,034)(j)                 5,021
 Stockholders' Equity (Deficit)               (38,492)              90,924 (k)             (17,432)(l)                35,000
                                            $ 222,389              (35,000)                 17,172                  204,561

PAGE

NOTES TO FINANCIAL STATEMENTS


(2) Continued

Explanations of adjustment columns of the balance sheet are as follows:

            (a) To reflect appropriate current value of accounts receivable
            (b)       Adjusted inventories to current market value
            (c)       Wrote off long-term assets
            (d) Increased bonuses payable as a result of emergence from bankruptcy
            (e) Reclassified pre-petition priority claims and cure amounts
            (f) Accrued an additional year of property taxes to reflect such taxes on assessment date basis, increased insurance and loss reserves, and accrued any remaining reorganization costs to be incurred after emergence from Chapter 11
            (g)       Unsecured pre-petition claims settled as follows:
                      (a) $4,352 of priority claims and cure amounts reclassified to current liabilities
                      (b)  The remaining unsecured claims settled with stock
            (h) The excess reorganization value was allocated to non-current assets, with any excess recorded as a deferred credit to be amortized over the period of 8 years
            (i)       Reduction of deferred income to current value
            (j) Adjustment to reverse unrecognized gain on transition obligation
            (k)       Extraordinary item-gain on debt discharge
            (l)       Value of new company established

   During the third quarter, the excess of net assets over reorganization value was decreased by $3,945 for increases in the reserve for workers' compensation claims and an additional allowance for receivables of the Predecessor.

   The following unaudited pro forma statement of operations reflects the financial results of the Company as if the Plan had been consummated on January 29, 1995:
                                                      Pro forma
                                                      Year Ended
                                                      January 27,
                                                         1996
                  Total revenue                       $  683,585
                  Total costs and expenses               677,205
                  Earnings before income taxes             6,380
                  Income taxes                             1,272
                  Net earnings                        $    5,108
                  Earnings per share                  $     0.58
PAGE

NOTES TO FINANCIAL STATEMENTS

  The unaudited pro forma statement of operations has been adjusted to reflect: the reduction in depreciation and amortization expense due to the write-off of property and equipment and property under capital leases; reclassification of DIP interest from reorganization costs to interest expense; the elimination of all other reorganization costs; amortization of excess net assets over reorganization value, the effects of changing to the accrual method for advertising; the reversal of LIFO credits; accrual of additional shrinkage; and the recording of an appropriate income tax expense.

3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fresh-Start Reporting The Company has implemented the required accounting for entities emerging from Chapter 11 in accordance with the American Institute of Certified Public Accountant's (AICPA) Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), and reflected the effects of such adoption in the balance sheet as of April 29, 1995. Under Fresh-Start Reporting, the balance sheet as of April 29, 1995, became the opening balance sheet of the reorganized Company. Since Fresh-Start Reporting was reflected in the balance sheet as of April 29, 1995, the financial statements as of January 27, 1996, are not comparable in material respects to the financial statements of the Predecessor since the January 27, 1996 financial statements are that of a reorganized entity. Accordingly, a vertical black line is shown to separate post-emergence operations from those ended prior to April 29, 1995 in the financial statements.

  Financial Statements The Company's financial statements include the accounts of a wholly-owned subsidiary for fiscal years ending January 28, 1995 and Jan-uary 29, 1994. Intercompany accounts and transactions are eliminated. In Jan-uary 1995, the wholly-owned subsidiary was merged with the Company.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Nature of Operations The Company is a retail concern with 105 general merchandise discount stores located in the southeastern United States.

  Fiscal Year Due to the emergence from Chapter 11, fiscal year 1995 is comprised of the thirty-nine weeks ended January 27, 1996 (Successor), and the thirteen weeks ended April 29, 1995 (Predecessor). Fiscal years 1994 and 1993 ended on January 28, 1995; and January 29, 1994, respectively. Fiscal years 1994 and 1993 contained 52 weeks.

  Cash Equivalents The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Interest-bearing cash equivalents are carried at cost, which approximates market. Bank drafts outstanding have been reported as a current liability.

NOTES TO FINANCIAL STATEMENTS

  Inventories Substantially all merchandise inventories are valued on a last-in, first-out (LIFO) cost basis.

  Debt Issuance Costs The costs related to the issuance of debt are capital-ized and amortized to interest expense straight-line over the life of the re-lated debt.

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

  Depreciation and Amortization   The provision for depreciation and
amortization is based upon the estimated useful lives of the individual assets and is computed principally by the declining balance and straight-line methods. The principal lives for depreciation purposes are 40 to 45 years for buildings and 5 to 10 years for furniture, fixtures, and equipment. Improvements to leased premises are amortized by the straight-line method over the term of the lease or the useful lives of the improvements, whichever is shorter. Capitalized leases are generally amortized on a straight-line basis over the lease term or life of the asset, whichever is shorter. The amortization of the excess of net assets over reorganization value is included with depreciation and amortization. Retroactively, the Company changed the amortization period to 8 years. The amortization of the excess of net assets over reorganization value was $2,705 for the thirty-nine weeks ended January 27, 1996.

  Profit-Sharing and 401(k) Plan The Company's noncontributory trusteed profit-sharing plan was merged into the 401(k) plan maintained by the Company effective July 1, 1995. The merger was approved by the Board of Directors on February 15, 1995. The Company's 401(k) plan covers employees who meet minimum service requirements and who elect to participate. Contributions are at the discretion of the Company while participants' contributions are voluntary.

  Income Taxes The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective January 31, 1993 and reported that the cumulative effect of that change in the 1993 statement of operations was immaterial. Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Advertising The Company expenses the cost of advertising during the month the sale is effective.

NOTES TO FINANCIAL STATEMENTS

  Earnings (Loss) Per Share Earnings (loss) per share is computed on the estimated number of shares that will be outstanding if all pending claims are resolved adversely to the Company for the thirty-nine weeks ended January 27, 1996, and on the weighted average number of shares outstanding during the period for prior periods. The average number of shares used to compute earnings (loss) per share was 8,853 shares for the thirty-nine weeks ended January 27, 1996; 18,758 shares for the thirteen weeks ended April 29, 1995 and fiscal year 1994; and 18,740 shares in 1993. The exercise of outstanding stock options would not result in a dilution of earnings per share for 1995 and are excluded from the calculation. The exercise of outstanding stock options and warrants would have resulted in an anti-dilutive effect on loss per share for 1994 and 1993 and are excluded from the calculation.

4  ACCOUNTS RECEIVABLE

   A summary of accounts receivable as of January 27, 1996 and January 28, 1995, is as follows:
                                      January 27,         |       January 28
                                         1996             |          1995
  Layaway receivables                 $   2,496           |           2,651
  Other receivables                       5,111           |           9,514
                                          7,607           |          12,165
  Allowance for doubtful accounts          (398)          |             (25)
                                      $   7,209           |          12,140

  Other receivables consist primarily of amounts due from vendors for returns, co-op advertising, shoe department income, and coupons.

  The Company does not provide for an allowance for doubtful accounts for layaways because the Company holds the merchandise. The Company adjusted the allowance for doubtful accounts for other receivables as part of Fresh-Start Reporting (see Note 2).

5  INVENTORIES

    A summary of inventories as of January 27, 1996 and January 28, 1995 is as follows:
                                      January 27,   |   January 28,
                                         1996       |      1995
                                                    |
  Inventories valued at FIFO cost     $ 153,190     |     145,762
  LIFO reserve                             -        |     (26,195)
  Inventories substantially valued                  |
    at LIFO cost                      $ 153,190     |     119,567

  As a part of Fresh-Start Reporting (See Note 2), the LIFO reserve was written off and the base year inventory was restated to the April 29, 1995 value. Since the January 27, 1996, inventory at its LIFO cost is greater than its FIFO cost, no LIFO reserve is warranted.

  During fiscal year 1994, inventories were reduced, resulting in the liquidation of LIFO inventory layers. The effect of this inventory liquidation was a reduction in the costs related to closed stores of approximately $3,419.

NOTES TO FINANCIAL STATEMENTS

6  PROPERTY AND EQUIPMENT

   Property and equipment, adjusted for Fresh-Start Reporting (see Note 2), consists of the following:
                                           January 27,  |    January 28,
                                              1996      |       1995
     Land                                  $   -        |         641
     Buildings                                   27     |      20,408
     Furniture, fixtures, and equipment       2,871     |      82,978
     Improvements to leased premises          2,005     |      13,164
       Total                                  4,903     |     117,191
     Less accumulated depreciation                      |
       and amortization                        (155)    |     (83,265)
                                              4,748     |      33,926
     Capitalized leases                         374     |       6,400
     Less accumulated amortization             -        |      (5,619)
                                                374     |         781
     Net property and equipment            $  5,122     |      34,707

  The Company adopted Fresh-Start Reporting as of April 29, 1995, which required that a portion of the excess of the fair value of net assets which exceeded reorganization value be allocated to property and equipment. This adjustment resulted in the write-off of net property and equipment of $33,703 as of April 29, 1995. Management does not believe that these assets are operationally impaired. The adoption of Fresh-Start Reporting did not result in any significant change in the remaining useful lives of the Company's property and equipment.

7  DEBT

   Debt outstanding was as follows:
                                                 January 27,  |     January 28,
                                                    1996      |        1995
   Senior notes, interest payable semi-                       |
     annually at 11.00% and principal payable                 |
     1993 to 1998                               $    -        |       21,136
   Term note, interest payable monthly                        |
     at 11.00% and principal payable                          |
     1993 to 1998                                    -        |        5,063
   Pre-petition interest                             -        |          224
     Total Debt                                      -        |       26,423
       Less: Liabilities subject to settlement                |
             under reorganization proceedings        -        |      (26,423)
             Current portion (See Note 8)            -        |         -
                                                              |
   Debt due after one year                      $    -        |         -
                                                              |
   Borrowings under Debtor-in-Possession                      |
     Financing                                  $    -        |          600
   Borrowings under Revolving Credit                          |
     Facility                                   $  33,673     |         -

PAGE

NOTES TO FINANCIAL STATEMENTS

  On April 28, 1995, the Company closed on its exit financing loan, thereby satisfying the last condition of the Plan and emerged from bankruptcy. The exit financing is a $125,000 (subsequently amended to $110,000; see below) three-year revolving credit facility (the "Facility") with a letter of credit sublimit in the aggregate principal amount of $40,000 with the First National Bank of Boston and The CIT Group/Business Credit, Inc.,(the "Banks") as facility agents. The Facility is secured by a perfected first priority lien and security interest in all of the assets of the Company. The interest rate on the Facility is either
(a) the Banks' base rate plus 1.5% payable monthly or (b) a LIBOR rate plus 3.75% payable at the expiration of the LIBOR loan, depending on which option the Company chooses. Although there are no compensating balances required, the Company is required to pay a fee of .5% per annum on the average unused portion of the Facility. Borrowing availability is based upon certain eligible inventory times a borrowing base percentage that varies by month. Under the Facility, trade suppliers which extend credit to the Company are supported by a $5,000 letter of credit and subordinated lien of $15,000 in the real estate properties of the Company which expires April 30, 1996.

  The Facility includes certain financial covenants and financial maintenance tests, including those relating to earnings before interest, taxes, depreciation and amortization (EBITDA), debt service coverage, capital expenditures limitations, minimum stockholders' equity, and minimum/maximum inventory levels, which are measured quarterly. The Facility also includes restrictions on the incurrence of additional liens and indebtedness; a requirement that the Facility be paid down to certain levels for 30 consecutive days between December 1st and February 15th each year; and a prohibition on paying dividends.

  On the Effective Date, pursuant to the Plan, the Company paid in full the claims of its Pre-Petition Secured Lenders in the amount of $26,423, all amounts owing to GE Capital Corporation (the "Debtor-in-Possession (DIP) Facility"), and various administrative and tax claims as defined in the Plan.

  As of January 27, 1996, $33,673 was outstanding in direct borrowings under the Facility, and $11,610 of letters of credit were outstanding. The average direct borrowings were $66,501 in 1995 with an average daily weighted annual interest rate of 9.8%. The maximum amount of direct borrowings under the Facility at any period end was $83,579 in 1995. As of January 27, 1996 the Company has unused borrowing availability of $19,690.

  On January 31, 1996, the Company and the Banks agreed to an amendment to the Facility that reduced the Facility size to $110,000. The covenants for the end of fiscal 1995 and the remaining life of the Facility were amended and certain covenants were added, including those related to days on hand inventory, maximum borrowings exposure, and an interest coverage ratio. Also, the measurement period for most covenants was changed from quarterly to monthly.
In addition, the LIBOR option was eliminated and the Banks agreed to extend the trade letter of credit and subordinated lien until May 30, 1997. The Company was in compliance with these covenants as of January 27, 1996.

  The Company entered into the DIP Facility as of September 20, 1993, with G.
E. Capital Corporation, as lender, under which the Company was allowed to borrow or issue letters of credit up to $125,000 for general corporate purposes,

NOTES TO FINANCIAL STATEMENTS

subject to certain restrictions defined in the DIP Facility. The term of the DIP Facility was for twenty-four months unless extended by the lender and the Bankruptcy Court upon request by the Company. The DIP facility was terminated
on the Effective Date.   The DIP Facility included limitations on capital
expenditures, limitations on the incurrence of additional liens and indebted-ness, limitations on the sale of assets, limitations on adequate protection pay-ments, and a prohibition on paying dividends. The DIP Facility also included financial covenants pertaining to EBITDA (earnings before interest, taxes, depreciation, and amortization) and net cash flows. The DIP Lender had a super-priority claim against the property of the Company, other than real property.

  The DIP Facility had a sub-limit of $35,000 for the issuance of letters of credit. As of January 28, 1995 approximately $9,416 in letters of credit were outstanding.

  At the Company's option, the Company could borrow at an index rate, which was the highest prime or base rates of interest quoted by specified banks or the latest annualized yield on 90 day commercial paper, plus 1.25% or at the LIBOR rate plus 2.25%. Although there were no compensating balance requirements, the Company was required to pay a fee of .5% per annum of the average unused portion of the DIP Facility.

  At January 28, 1995, $600 was outstanding under the DIP Facility. The average borrowings under the DIP facility were $13,700 in 1995 and $9,320 in 1994 with a daily weighted average annual interest rate of 8.6% in 1995 and 7.4% in 1994. The maximum amount of borrowings outstanding under the DIP Facility at any period end was $21,100 in 1995 and $34,975 in 1994.

  As a result of the Company's Chapter 11 filing on September 5, 1993 (See
Note 1), the remaining amount of pre-petition secured debt and accrued interest totaling $26,423 at January 28, 1995, was classified as "Liabilities Subject to Settlement Under Reorganization Proceedings" (See Note 8). These liabilities were settled with proceeds from the Facility when the Company emerged from Chapter 11 on April 28, 1995.

  On May 29, 1992, the Company signed an agreement with its long-term lenders to restructure the principal payments of its long-term debt. The agreement re-sulted in a six and one-half year amortization of the then outstanding long-term notes of $102,500. The restructuring of the term notes required a fee payment. The agreement with some of the long-term lenders granted them warrants exercisable into the Company's Non-Voting Class B stock at an option price of $5 per share. These warrants were canceled upon emergence in accordance with the Company's Plan of Reorganization. Also on May 29, 1992, the Company signed an agreement with its banks to provide revolving credit facilities through May 31, 1994, including an amount designated for letters of credit related to imports. The Company pledged inventories located in approximately 50% of its stores and a collateral pool of $26,500 to its long-term lenders and banks. The $26,500 collateral pool consisted of the Company's Distribution Center and, to the extent necessary, the inventory located in the Distribution Center. In addition, all other real property and equipment were pledged as collateral. The Company also pledged approximately $3,000 of inventory to a long-term lender to collateralize the lender's deferral of previously scheduled payments.
PAGE

NOTES TO FINANCIAL STATEMENTS

  At the time of the Company's filing on September 5, 1993, debt and accrued interest totaling $92,762 were outstanding under its long-term notes and debt and accrued interest totaling $15,617 were outstanding under its revolving credit facilities. The Bankruptcy Court ordered the Company to make certain adequate protection payments relating to cash collateral and proceeds resulting from the stores closed in 1993 and 1994 that were pledged to its lenders and banks. In 1993 and 1994, the Company made adequate protection payments totaling $16,518 and $65,437, respectively, to its lenders in accordance with the related Bankruptcy Court orders. The payments were applied against debt and accrued interest outstanding as of September 5, 1993, in accordance with the applicable loan documents.

8 LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION PROCEEDINGS AND PRE-PETITION LIABILITIES

Liabilities subject to settlement under the reorganization proceedings were separately classified and consisted of the following:

                                                  Fiscal Years
                                            1995       |         1994
Pre-petition secured debt and interest   $   -         |         26,423
Accounts payable                             -         |         83,991
Lease rejection claims                       -         |         36,724
Accrued liabilities                          -         |          9,336
  Liabilities subject to                               |
    settlement under reorganization      $   -         |        156,474
Pre-petition liabilities                 $  4,632      |           -

  During the thirteen weeks ended April 29, 1995, the liabilities subject to settlement under reorganization proceedings increased by $1,818 due primarily to an additional accrual for lease rejection claims for the seven stores closed in 1995. As of the Effective Date, the Company paid $1,593 and reclassified to current liabilities $4,352 of priority claims and cure amounts included in the remaining liabilities subject to settlement under reorganization proceedings. The pre-petition secured debt and interest were paid with proceeds from the exit financing when the Company emerged from Chapter 11 (See Note 7.) Subsequent to the Effective Date, the Company paid $2,463 of pre-petition liabilities and established an additional liability of $2,743 for pre-petition workers' compensation insurance claims.

  The remaining liabilities subject to settlement at April 29, 1995 of $125,924 were written off as these were settled or are in the process of being settled in common stock. The Company is actively negotiating with creditors and/or seeking the court-ordered disallowance of claims which have been filed in the Chapter 11 proceeding and are disputed by the Company. The Company estimates that the ultimate liability for unsecured claims will be approximately $119,000. There are currently approximately $112,000 in allowed claims which have received distributions of common stock pursuant to the plan of reorganization (See Note
11), and there are approximately $9,700 of disputed claims remaining which may receive distributions of common stock pursuant to the plan.

PAGE

NOTES TO FINANCIAL STATEMENTS

  Additional bankruptcy claims and pre-petition liabilities may arise from the settlement of disputed claims. Consequently, the amount included in the balance sheet as pre-petition liabilities may be subject to further adjustment.

9  INTEREST EXPENSE

   Interest expense consisted of the following:

                         Thirty-Nine  |    Thirteen
                         Weeks Ended  |   Weeks Ended
                         January 27,  |    April 29,          Fiscal Years
                            1996      |      1995          1994         1993
     Long-term debt      $   -        |        683         5,494        9,629
     Short-term debt        4,757     |         16           118          917
     Capital leases            72     |         27           295          579
     Other                    402     |       -             -             929
     Interest expense    $  5,231     |        726         5,907       12,054

  The Company paid interest (including prepaid bank fees) of $1,888 for the thirty-nine weeks ended January 27, 1996, $3,650 for the thirteen weeks ended April 29, 1995, $7,100 in 1994, and $8,944 in 1993. The interest paid includes $291 in the thirteen weeks ended April 29, 1995, $612 in 1994, and $299 in 1993 related to the DIP facility classified as reorganization expense.

10  RESERVE FOR FUTURE STORE CLOSINGS

  During 1994, the reserve for future closings was increased by $43,000 to provide for the effect of 59 stores closed in May 1994. Liabilities subject to settlement under reorganization proceedings were increased by $15,585 for relat-ed closed store lease rejection claims. The reserve remaining at the end of 1994 was adequate to cover the costs of closing an additional seven stores in May 1995.

  The closed store reserve decreased $4,691 in the thirty-nine weeks ended January 27, 1996 and $1,731 in the thirteen weeks ended April 29, 1995 and increased $26,489 in 1994. Following are the cash and noncash changes to the reserves in 1995 and 1994:
                                           Thirty-Nine |  Thirteen
                                           Weeks Ended | Weeks Ended   Fiscal
                                           January 27, | April 29,      Year
                                              1996     |   1995         1994
  Noncash activity:                                    |
    Reserve for additional store closings  $    -      |     -        (43,000)
    Closed store lease rejection benefit        -      |     -           (148)
    Retirement of net book                             |
      value of assets                             17   |      623       7,018
    Benefit from liquidating                           |
      LIFO inventory                            -      |     -         (3,419)
  Cash expenses                                4,674   |    1,108      13,060
  (Increase) decrease in the                           |
    closed store reserve                   $   4,691   |    1,731     (26,489)

PAGE

NOTES TO FINANCIAL STATEMENTS

  The cash expenses include the operating results until closing, rental payments and costs of removing fixtures from closed stores. The Company closed an additional store in the third quarter of 1995. The proceeds of the sale of that store lease were sufficient to cover the costs of closing expenses and inventory write-offs; therefore, the Company recognized a net gain of $586 in the fourth quarter of 1995.

11  STOCKHOLDERS' EQUITY

  Effective April 28, 1995, the Company authorized 50,000 shares of Common Stock and 10,000 shares of Preferred Stock. No Preferred Stock has been issued. Pursuant to the Plan, the Company issued and delivered to First Union National Bank of North Carolina ("FUNB"), as Escrow Agent for the unsecured creditors of the Company, 9,850 shares of the Company's new Common Stock for distribution on allowed claims of unsecured creditors in accordance with a schedule for distributions set forth in the Plan; and 150 shares of the Company's new common stock were delivered to the Escrow Agent for distribution to officers of the Company pursuant to a consummation bonus plan approved by order of the Bank-ruptcy Court on February 14, 1995.

  During the thirty-nine weeks since emergence, distributions of the common stock, no par value, of the Company (the "Common Stock") were made to holders of Allowed Class 3 Unsecured Claims (as defined under the Plan) in accordance with the provisions of the Plan. As the result of distributions of the Common Stock pursuant to the Plan, as of February 19, 1996, the Company has 8,158 shares of Common Stock outstanding of the 10,000 shares of Common Stock which were delivered to FUNB pursuant to the Plan on the Effective Date. In addition, as of February 19, 1996, and pursuant to the provisions of the Plan, 976 shares have reverted to the Company from escrow to be retired or held in the treasury of the Company.

  The remaining 866 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved.

  The disputed Class 3 claims which remain unresolved at January 27, 1996 were primarily claims of landlords with respect to leases which were rejected during the course of the Chapter 11 proceeding and general liability claims being resolved under an alternative dispute resolution program established by the Bankruptcy Court. If all pending claims are resolved adversely to the Company, approximately 695 additional shares of Common Stock will be issued and outstanding, and there will be a total of approximately 8,853 shares of Common Stock issued and outstanding. If all pending claims are resolved in accordance with the Company's records and/or position as to such claims, approximately 443 additional shares of Common Stock will be issued, and there will be a total of approximately 8,601 shares of Common Stock issued and outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof or the effect of negotiated settlements made for amounts in excess of amounts shown in the Company's records. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

PAGE

NOTES TO FINANCIAL STATEMENTS

  On the Effective Date, all shares of the Company's pre-emergence Voting
Common Stock (8,262 shares) and Non-Voting Class B Stock (10,496 shares) were canceled and the record owners of such stock as of such date became entitled to warrants to purchase the new common stock of the Company. One warrant was issued for every 4.377 shares of pre-emergence Voting Common Stock or Non-Voting Class B Stock and allows the holder to purchase one share of the new common stock.
The total number of warrants issued were 4,286. The warrants may be exercised at any time until they expire on April 28, 2002. The initial warrant exercise price of $14.45 was calculated pursuant to a formula set forth in the Plan. The formula requires that the total allowed and disputed claims of the Company's unsecured creditors be divided by 9,850, the number of shares of the reorganized
Company's stock to be issued under the Plan.   The exercise price will be
recalculated on each of the first three anniversaries of April 28, 1995 to reflect adjustments to the total of allowed and disputed claims of the Company's unsecured creditors, and will be further adjusted on the fourth, fifth and sixth anniversaries to reflect 105%, 110% and 115%, respectively, of the total of the allowed and disputed claims of the unsecured creditors. Although there can be no assurance, the Company anticipates that the warrant exercise price will decrease as certain disputed claims are resolved over time.

12  STOCK OPTIONS

  All stock options outstanding under the Predecessor's Equity Compensation Plan, which was approved by the stockholders on May 22, 1991, and the Adjunct Stock Plan, which was approved on October 19, 1992, were canceled on April 28, 1995, the effective date of the Plan of Reorganization.

  Information regarding the Predecessor's stock option plan is summarized below:

                                            Price                   Number of
                                            Range                     Shares

      Outstanding, January 29, 1994      $2.50 - 7.00                  1,730
      Canceled                            2.50 - 7.00                   (823)
      Outstanding, January 28, 1995       2.50 - 7.00                    907
      Exercisable, January 28, 1995       2.50 - 7.00                    669
      Canceled                            2.50 - 7.00                   (907)
      Outstanding, January 27, 1996            -                        -
      Exercisable, January 27, 1996            -                        -

  The Company's New Equity Compensation Plan was adopted on February 14, 1995 and was designed for the benefit of the executives and key employees of the Company by allowing the grant of a variety of different types of equity-based compensation to eligible participants. The Plan provides for the granting of a maximum of 700 shares of stock. Under the New Equity Compensation Plan, 388 nonqualified stock options were granted on July 27, 1995. The option price per share is $2.875 for the first half of the shares and $5.750 for the remainder of the shares. The options vest over a three year period. One half of the options expire in five years and the remainder in seven years. As of January 27, 1996, no options had been canceled or exercised.

PAGE

NOTES TO FINANCIAL STATEMENTS

13  REORGANIZATION COSTS

  Professional fees and expenditures directly related to the filing have been segregated from normal operations and are disclosed separately. The major components of these costs are as follows:

                                 Thirty-Nine    |         Thirteen
                                 Weeks Ended    |        Weeks Ended
                                 January 27,    |         April 29,               Fiscal Years
                                    1996        |           1995                 1994                  1993
Closed store provision           $    -         |             -                  43,000                39,500
Closed store lease rejections         -         |             -                    -                  (13,026)
DIP financing fees and expense                  |
  amortization                        -         |            1,342                3,445                 1,238
Write-off of pre-petition debt                  |
  issue costs                         -         |             -                    -                    4,528
Professional fees and other                     |
  bankruptcy related expenses         -         |            2,505               11,454                 6,898
  Total reorganization costs     $    -         |            3,847               57,899                39,138

  The 1994 store closing provision covered the costs incurred in closing 59 stores in May 1994 and closing 7 stores in May 1995. The 1993 store closing provision covered the costs incurred in closing 43 stores in January 1994. The store closing provision included penalties to be incurred upon the rejection of related building and personal property leases.

  In addition, during Fresh-Start Reporting, the Company increased the liability for reorganization costs by $1,666 to cover post-emergence expenses. At January 27, 1996, $158 remains in the liability for reorganization costs.

14  INCOME TAXES

Income tax expense consists of the following:

                                 Thirty-Nine     |        Thirteen
                                 Weeks Ended     |       Weeks Ended
                                 January 27,     |        April 29,                Fiscal Years
                                     1996        |            1995                1994                  1993
                                                 |
           Current:                              |
             Federal             $     952       |           -                     -                     -
             State                     207       |           -                     -                     -
                                     1,159       |           -                     -                     -
                                                 |
           Deferred (benefit):                   |
             Federal                   (67)      |           -                     -                     -
             State                      (9)      |           -                     -                     -
                                       (76)      |           -                     -                     -
                                 $   1,083       |           -                     -                     -

PAGE

NOTES TO FINANCIAL STATEMENTS

  A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                         Thirty-Nine      |       Thirteen
                                         Weeks Ended      |      Weeks Ended
                                         January 27,      |       April 29,                Fiscal Years
                                            1996          |          1995                 1994                  1993
                                                          |           % of Pretax Earnings (Loss)
                                                          |
           Income taxes (benefits) at                     |
             federal statutory rates        34.0%         |        (34.0)%               (34.0)%               (34.0)%
           State income taxes, net of                     |
             federal income tax benefits     4.6          |         (4.3)                 (4.3)                 (4.3)
           Amortization of excess value    (19.0)         |           -                     -                     -
           Reorganization items               -           |         39.3                   6.6                   2.5
           Net operating loss                             |
             carryforward                     -           |         (1.0)                 31.7                  35.6
           Other                             0.1          |          0.0                   0.0                   0.2
                                            19.7%         |           - %                   - %                   - %


  The tax effects of temporary differences since the Effective Date that give rise to significant portions of the deferred tax assets and deferred tax lia-bilities at January 27, 1966, are presented below:

                                                           January 27,
                                                              1996
Current deferred tax assets:
     Reserves                                            $      473
     Capitalized inventory                                       14
     Co-op credits                                               29
       Gross current deferred tax assets                        516
Current deferred tax liabilities:
     Reserves                                                  (401)
     Percentage rent                                            (18)
       Gross current deferred tax liabilities                  (419)
         Net current deferred tax assets                 $       97

Non-current deferred tax assets:
     Inventory -video tapes                              $      104
       Gross non-current deferred tax assets                    104
Non-current deferred tax liabilities:
     Fixed assets                                              (125)
       Gross non-current deferred tax liabilities              (125)
         Net non-current deferred tax liabilities        $      (21)

  In connection with the adoption of Fresh-Start Reporting (Note 2), the carrying values of several assets were adjusted. As a result, SFAS No. 109, in conjunction with SOP 90-7 (Note 2), requires that any tax benefits realized after the Effective Date, from cumulative temporary differences, net operating loss carryovers and tax credit carryovers be reported in the future as an addition to paid-in capital rather than as a reduction in the tax provision in the statements of operations.

NOTES TO FINANCIAL STATEMENTS

  At January 27, 1996, the Company has certain net operating loss carry-forwards totaling $162,000 which are scheduled to expire during the period 2008 through 2011. These NOLs will likely be reduced or their availability restricted, in accordance with provisions of federal tax laws. All of the factors necessary to evaluate the appropriate treatment, and the resulting reduction or restriction of the NOLs, have not been determined, and accordingly, the amount and availability of NOLs cannot be determined. The Company also has substantial potential state net operating loss carryovers. It is difficult, however, to quantify the utilizable amounts of such state operating losses because of the uncertainty related to the mix of future profits in specific states.

  The Internal Revenue Service has examined the Company's federal income tax returns for the years 1988 through 1991. Claims arising from those examinations have been settled subject to final review. The Company believes adequate provision has been made for these claims. All state income and franchise tax returns for taxable years ending prior to fiscal 1993 are not subject to adjustment, primarily because of the application of certain facets of bankruptcy law.

  During 1995, the Company filed for and received a federal refund of $16,898 resulting from the carry back of losses as described in Section 172(f) of the Internal Revenue Code. Section 172(f) is an area of tax law without substantial legal precedent or guidance. Accordingly, assurances cannot be made as to whether the IRS would challenge the Company's ability to carry back such a substantial portion of losses under this provision. Consequently, an income tax reserve of $12,673 has been recorded in the amount of the refund net of the collection expenses which will be reimbursed if the Company's position does not withstand any such challenge and the refund is reversed.

15  LEASED ASSETS AND LEASE COMMITMENTS

  The Company has entered into leases for store locations which expire during the next 20 years. Computer equipment, transportation equipment and certain other equipment are also leased under agreements which will expire during the next five years. Management expects that leases which expire in the normal course of business will be renewed or replaced by other leases. Under Chapter 11, the Company renegotiated or rejected leases that it may otherwise have retained had no filing been made.

PAGE

NOTES TO FINANCIAL STATEMENTS

  At January 27, 1996, minimum rental payments due under the above leases are as follows:
                                                  Capital         Operating
                                                   Leases          Leases
     1996                                         $    373          18,092
     1997                                              322          16,800
     1998                                              241          14,710
     1999                                              241          13,127
     2000                                               97          11,087
     Later Years                                      -             53,589
     Total minimum lease payments                    1,274         127,405
     Imputed interest (rates
       ranging from 7.6% to 11.3%)                    (254)
     Present value of net minimum
       lease payments                                1,020
     Less current maturities                           274
     Capital lease obligations                    $    746

  Executory costs, such as real estate taxes, insurance, and maintenance, are generally the obligation of the lessor.

  Amortization of capitalized leases was approximately $220 in the thirteen week ended April 29, 1995, $1,746 in 1994, and $2,191 in 1993. The capital lease assets were written off in Fresh-Start Reporting (See Note 2), thus no amortization was incurred in the thirty-nine weeks ended January 27, 1996.

  Total rental expense for the three years ended January 27, 1996 was as follows:

                       Thirty-Nine  |    Thirteen
                       Weeks Ended  |   Weeks Ended
                       January 27,  |    April 29,        Fiscal Years
                          1996      |      1995         1994         1993
Operating Leases:                   |
  Minimum rentals      $  15,787    |       5,265       22,481       40,842
  Contingent rentals       2,990    |         843        4,309        5,205
                       $  18,777    |       6,108       26,790       46,047

   Contingent rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities and on the basis of mileage for transportation equipment.

   Rent expense for the thirty-nine weeks ended January 27, 1996, did not include any payments to lessors controlled by or affiliated with directors of the Successor. Included in rent expense was $132 for the thirteen weeks ended April 29, 1995, $665 for 1994, and $908 for 1993, paid to lessors controlled by or affiliated with certain directors of the Predecessor.

16  POSTRETIREMENT HEALTH INSURANCE BENEFITS

  The Company provided health insurance benefits for retirees who met minimum age and service requirements until they reached the age of sixty-five. In addition, the associate must have been covered under the active medical plan at

NOTES TO FINANCIAL STATEMENTS

the time of retirement to be eligible for postretirement benefits and must have agreed to contribute a portion of the cost. The plan was not funded. The expected cost of retiree health care benefits was charged to expense during the year that the employees rendered service.

  Effective December 30, 1995, the Board of Directors terminated postretirement and post-service benefits under the Rose's Stores, Inc. Health Care Plan, except for one year of benefits for current retirees. The termination of these benefits resulted in a gain of $4,701.

  The adoption of Fresh-Start Reporting required the accumulated postretirement benefit obligation to be adjusted to fair value. This adjustment resulted in a $1,034 decrease in the liability at April 29, 1995 (See Note 2).

  The periodic postretirement benefit cost under SFAS 106 was as follows:

Net Periodic Postretirement Benefit Costs:

                       Thirty-Nine |   Thirteen
                       Weeks Ended |  Weeks Ended
                       January 27, |   April 29,            Fiscal Years
                          1996     |      1995          1994            1993
Service costs          $      76   |          28           236             203
Interest costs               249   |          93           493             451
Other                       -      |         (39)           72              12
  Net periodic costs   $     325   |          82           801             666

  The present value of accumulated postretirement benefit obligations and the amount recognized in the balance sheets were as follows:

        Accumulated Postretirement Benefit Obligations:

                                               January 27,   |    January 28,
                                                  1996       |       1995
           Retirees                            $    367      |        2,354
           Fully eligible active plan                        |
             participants                          -         |          780
           Other active plan participants          -         |        1,840
                                                    367      |        4,974
           Unrecognized gain (loss)                -         |        1,074
           Total accumulated postretirement                  |
             benefit obligations               $    367      |        6,048

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for fiscal year 1994.

17  SEVERANCE RESERVE

  The Company completed a downsizing of the Home Office, Distribution and Store Operations support work force by approximately 175 positions on February 23, 1996. The Company accrued $1,170 in other current liabilities as of January 27, 1996, for the costs associated with the downsizing. The expense is included in selling, general and administrative. No payments had been made as of year-end.

NOTES TO FINANCIAL STATEMENTS

18  CONTINGENCIES

  Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management and counsel, all material contingencies are either adequately covered by insurance or are without merit.

19  SUBSEQUENT EVENTS

    On March 1, 1996, the Company and Fred's Inc. ("Fred's") entered into a letter of intent (the "Letter of Intent"), providing for the acquisition by mer-ger of the Company by Fred's (the "Merger"). Fred's is a publicly traded re-tailer that operates approximately 200 stores in the southeastern United States. The Letter of Intent provides that each share of the Company's common stock, no par value ("Common Stock"), issued and outstanding (including stock held in escrow according to the Plan) immediately prior to the effective time of the Merger (other than the shares held in the treasury of the Company, which will be canceled) will be converted into the "Conversion Number" of shares of Fred's class A voting common stock ("Fred's Common Stock"). The "Conversion Number" will be determined by dividing $2.15 by the "Fred's Average Price". The "Fred's Average Price" is an amount equal to the average price of a share of Fred's Com-mon Stock for the 10 days immediately preceding the day before the printing of the joint proxy statement to be distributed to stockholders of Fred's and the Company in connection with the Merger; provided, however, that if the amount so computed would (a) exceed $8.00, then the Fred's Average Price will be $8.00, or (b) be less than $6.00, then the Fred's Average Price will be $6.00. The Letter of Intent provides that the Merger is subject to the execution of a definitive agreement and to the occurrence of (to the extent permitted by the definitive merger agreement or applicable law) waiver of a number of conditions, including the approval of the stockholders of the Company and Fred's.
PAGE

NOTES TO FINANCIAL STATEMENTS

20  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Following is a summary of the quarterly results of operations during the years ended January 27, 1996 and January 28, 1995:

                                                                              Fiscal 1995(a)
                                                                              Quarters Ended
                                      April 29,     |           July 29,            October 28,              January 27,
                                        1995        |             1995                 1995                     1996
                                                    |
  Gross sales                       $  159,407      |            168,488              162,937                  209,493
  Leased department sales                5,117      |              5,764                4,995                    5,762
  Leased department income               1,114      |              1,178                1,140                    1,466
  Cost of sales                        116,838      |            122,471              119,900                  161,749
  Income (loss) before                              |
    reorganization expense,                         |
    income taxes, and                               |
    extraordinary item                     542      |                (92)                (775)                   6,351
  Reorganization expense                (3,847)     |               -                    -                        -
  Fresh-Start revaluation              (17,432)     |               -                    -                        -
  Earnings (loss) before                            |
    extraordinary item                 (20,737)     |               -                    -                        -
  Extraordinary item -                              |
    gain on debt discharge              90,924      |               -                    -                        -
  Net earnings (loss)               $   70,187      |                (92)                (775)                   5,268
  Earnings (loss) per share                         |
    before extraordinary item            (1.11)     |              (0.01)               (0.09)                    0.60
  Net earnings (loss)                               |
    per share                       $     3.74      |              (0.01)               (0.09)                    0.60

                                                                           Fiscal 1994
                                                                           Quarters Ended
                                      April 30,                July 30,            October 29,              January 28,
                                        1994                     1994                 1994                     1995
  Gross sales                       $  174,583                  175,231              178,531                  228,011
  Leased department sales                5,514                    6,368                6,088                    6,460
  Leased department income               1,300                    1,150                1,248                    1,590
  Cost of sales                        126,696                  127,535              129,178                  171,678
  Income (loss) before
    reorganization expense                (767)                    (936)               1,434                    6,886
  Reorganization expense               (58,781)                   7,971               (3,936)                  (3,153)
  Net income (loss)                    (59,548)                   7,035               (2,502)                   3,733
  Income (loss) per share           $    (3.17)                    0.38                (0.13)                    0.20

(a) On September 5, 1993, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of North Carolina seeking to reorganize under Chapter 11 of the Bankruptcy Code. The Company emerged from Chapter 11 on April 28, 1995. Beginning in May 1995, the statements of operations reflect the application of Fresh-Start Reporting (Note 2), and are therefore not comparable to prior years.