Form 10-Q
period 1996-04-27
ROSES STORES INC
filed 1996-06-11
CIK 85149

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.  20549

  (Mark One)
    (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended April 27, 1996

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

    As of May 30, 1996, of the 10,000,000 shares of common stock delivered to First Union National Bank of North Carolina as Escrow Agent pursuant to the Modified and Restated First Amended Joint Plan of Reorganization, 8,233,951 of such shares of common stock are outstanding. The remaining 789,139 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved. If all pending claims are resolved adversely to the Company, approximately 8,754,096 shares of common stock will be outstanding. If all pending claims are resolved in accordance with the Company's records, approximately 8,607,601 shares of common stock will be outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof or the effect of negotiated settlements made for amounts in excess of amounts shown in the Company's records. To the extent that escrowed shares of common stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.
PAGE

                                 ROSE'S STORES, INC.

                            PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
       (Amounts in thousands except per share amounts)

       The following summary of financial information of Rose's Stores, Inc. (the "Company"), which is unaudited, reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the information presented. Beginning in May 1995, the statements of operations and cash flows reflect the application of Fresh-Start accounting as described in the Company's annual report on Form 10-K, for the year ended January 27, 1996, and therefore are not comparable to the prior year. The balance sheet reflects the application of Fresh Start accounting beginning April 1995.

                                         ROSE'S STORES, INC.
                                 STATEMENTS OF OPERATIONS (Unaudited)
                           (Amounts in Thousands Except Per Share Amounts)

                                                         For the Thirteen Weeks Ended
                                                              Successor         Predecessor
                                                            April 27, 1996     April 29, 1995
Revenue:
  Gross sales                                               $      154,426           159,407
  Leased department sales                                            4,281             5,117
  Net sales                                                        150,145           154,290
  Leased department income                                           1,080             1,114
    Total revenue                                                  151,225           155,404
Costs and Expenses:
  Cost of sales                                                    113,040           116,838
  Selling, general and administrative                               36,819            35,486
  Depreciation and amortization                                       (672)            1,812
  Interest                                                           1,386               726
    Total costs and expenses                                       150,573           154,862

Earnings Before Reorganization Expense,
  Fresh-Start Revaluation, Income Taxes,
  and Extraordinary Item                                               652               542
Reorganization Expense                                                -               (3,847)
Fresh-Start Revaluation                                               -              (17,432)
Earnings (Loss) Before Extraordinary Item                              652           (20,737)
Extraordinary Item - Gain on Debt Discharge                           -               90,924
Net Earnings                                                $          652            70,187
Earnings (Loss) Per Share Before
  Extraordinary Item                                        $          .07             (1.11)
Net Earnings Per Share                                      $          .07              3.74
Weighted Average Shares                                              8,754            18,758

See notes to financial statements
PAGE

                                          ROSE'S STORES, INC.
                                            BALANCE SHEETS
                                        (Amounts in thousands)


                                                              April 27,     January 27,    April 29,
                                                                1996           1996           1995
                                                             (Unaudited)     (Audited)    (Unaudited)
Assets
 Current Assets
   Cash and cash equivalents                                $      578           593            622
   Accounts receivable                                           8,679         7,209          9,235
   Inventories                                                 172,294       153,190        185,129
   Other current assets                                          4,246         4,706          8,216
     Total current assets                                      185,797       165,698        203,202

 Property and Equipment, at cost,
     less accumulated depreciation and amortization              5,780         5,122           -
 Other Assets                                                      961           424           -
                                                            $  192,538       171,244        203,202
Liabilities and Stockholders' Equity
 Current Liabilities
   Short-term debt                                          $   53,220        33,673         58,654
   Bank drafts outstanding                                       3,926         9,530          5,762
   Accounts payable                                             34,521        23,845         37,642
   Accrued salaries and wages                                    4,620         7,456          5,262
   Reserve for store closings                                      237           261          4,952
   Pre-petition liabilities                                      4,597         4,632          4,352
   Other current liabilities                                    11,260        11,135         12,462
     Total current liabilities                                 112,381        90,532        129,086

Excess of Net Assets Over Reorganization Value,
  Net of Amortization                                           24,496        25,371         32,021
Reserve for Income Taxes                                        12,673        12,673           -
Deferred Income                                                    804           974          1,481
Other Liabilities                                                  972         1,134          5,614

Stockholders' Equity
  Common stock, Authorized 50,000 shares;
    issued 8,234 at 4/27/96; 8,158 at 1/27/96
    (Note 1)                                                    35,000        35,000         35,000
  Preferred stock, Authorized 10,000 shares;
    none issued                                                   -             -              -
  Paid-in capital                                                1,159         1,159           -
  Retained earnings                                              5,053         4,401           -
    Total stockholders' equity                                  41,212        40,560         35,000
                                                            $  192,538       171,244        203,202

See notes to financial statements
PAGE

                                         ROSE'S STORES, INC.
                                STATEMENTS OF CASH FLOWS (Unaudited)
                                        (Amounts in thousands)

                                                                For the Thirteen Weeks Ended
                                                                      Successor        Predecessor
                                                                   April 27, 1996     April 29, 1995
Cash flows from operating activities:
Net earnings                                                       $         652            70,187
Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                             (673)            1,812
  (Gain) loss on disposal of property and equipment                           (2)               (1)
  LIFO expense (credit)                                                     -                 (364)
  Fresh-Start revaluation and debt discharge                                -              (73,492)
Cash provided by (used in) assets and liabilities:
  (Increase) decrease in accounts receivable                              (1,470)             (630)
  (Increase) decrease in inventories                                     (19,104)          (40,291)
  (Increase) decrease in other current and non-current assets                (77)           (3 620)
  Increase (decrease) in accounts payable                                 10,676            14,361
  Increase (decrease) in other liabilities                                (2,667)           (2,142)
  Increase (decrease) in reserve for store closings                          (24)           (1,108)
  Increase (decrease) in deferred income                                    (170)             (201)
  Increase (decrease) in accumulated PBO                                    (100)                7
  Net cash provided by (used in) operating activities                    (12,959)          (35,482)

Cash flows from investing activities:
  Purchases of property and equipment                                       (860)             (510)
  Proceeds from disposal of property and equipment                             2                 5
Net cash used in investing activities                                       (858)             (505)

Cash flows from financing activities:
  Net activity on line of credit                                          19,547            58,654
  Net activity on debtor-in-possession facility                             -                 (600)
  Payments on pre-petition secured debt                                     -              (26,423)
  Payments of unsecured priority and administrative claims                   (35)           (1,593)
  Principal payments on capital leases                                      (106)             (281)
  Increase (decrease) in bank drafts outstanding                          (5,604)            5,502
Net cash provided by (used in) financing activities                       13,802            35,259

Net decrease in cash                                                         (15)             (728)
Cash and cash equivalents at beginning of period                             593             1,350
Cash and cash equivalents at end of period                         $         578               622

Supplemental disclosure of additional non-cash
  investing and financing activities:
  Retirement of net book value of assets in reserve
    for store closings                                             $        -                  623


See notes to financial statements
PAGE

Notes to Financial Statements:

(1) On September 5, 1993, the Company filed a voluntary Petition for Relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Eastern District of North Carolina (the "Bankruptcy Court"). The Company's Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") was approved by order of the Bankruptcy Court on April 24, 1995. On April 28, 1995 (the "Effective Date"), the Plan became effective. The periods and dates prior to the Company's emergence from Chapter 11 are referred to as those of the predecessor company (the "Predecessor"), while the period and dates subsequent to its emergence are referred to as those of the successor company (the "Successor").

       Since emergence, distributions of the common stock, no par value, of the Company (the "Common Stock") have been made to holders of Allowed Class 3 Unsecured Claims (as defined in the Plan) in accordance with the provisions of the Plan. As a result of distributions of the Common Stock pursuant to the Plan, as of May 30, 1996, the Company had 8,234 shares of Common Stock outstanding of the 10,000 shares of Common Stock which were delivered pursuant to the Plan on the Effective Date to First Union National Bank of North Carolina ("FUNB") as escrow agent. In addition, as of May 30, 1996, and pursuant to the provisions of the Plan, 977 shares have reverted to the Company from escrow to be retired.

       The remaining 789 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved.

       The disputed Class 3 claims which remained unresolved at May 30, 1996 were primarily claims of landlords with respect to leases which were rejected during the course of the Chapter 11 proceeding and general liability claims being resolved under an alternative dispute resolution program established by the Bankruptcy Court. If all pending claims are resolved adversely to the Company, approximately 520 additional shares of Common Stock will be issued and outstanding, and there will be a total of approximately 8,754 shares of Common Stock issued and outstanding. If all pending claims are resolved in accordance with the Company's records and/or position as to such claims, approximately 374 additional shares of Common Stock will be issued, and there will be a total of approximately 8,608 shares of Common Stock issued and outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof or the effect of negotiated settlements made for amounts in excess of amounts shown in the Company's records. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

PAGE

(1)    Continued

       On the Effective Date, all shares of the Company's pre-emergence Voting Common Stock and Non-Voting Class B Stock were cancelled and the record owners of such stock as of such date received warrants to purchase the new Common Stock of the Company. One warrant was issued for every 4.377 shares of pre-emergence Voting Common Stock or Non-Voting Class B Stock and allows the holder to purchase one share of the new Common Stock. The warrants may be exercised at any time until they expire on April 28,2002. The initial warrant exercise price of $14.45 was calculated pursuant to a formula set forth in the Plan. The exercise price was adjusted to $12.01 on April 28, 1996, the first anniversary of the Effective Date, and will be adjusted on the second and third anniversaries of the Effective Date to reflect adjustments to the total of allowed and disputed claims of the Company's unsecured creditors. The exercise price will be further adjusted on the fourth, fifth and sixth anniversaries to reflect 105%, 110% and 115%, respectively, of the total of the allowed and disputed claims of the unsecured creditors.

       Under the New Equity Compensation Plan, nonqualified stock options to purchase 350 shares of Common Stock were outstanding on April 27, 1996. The option price per share is $2.875 for one half of the shares and $5.750 for the remainder of the shares issuable upon the exercise of such options. The options vest over a three year period (unless earlier vested by reason of certain acceleration events, including a change of control of the Company). One half of the options expire five years from the date of issuance and the remainder seven years from the date of issuance.

       The exercise of outstanding stock options and warrants would not result in a dilution of earnings per share and are excluded from the calculation of earnings per share.

(2) If the Company had emerged from Chapter 11 at the beginning of fiscal 1995, the application of Fresh Start accounting would have resulted in net earnings on a pro forma basis of approximately $556 for the thirteen weeks ended April 29, 1995.

(3) Accounts receivable is net of an allowance for doubtful accounts of $298 as of April 27, 1996; $398 as of January 27, 1996 and $2,513 as of April 29, 1995.

(4) The operating results presented herein are not necessarily indicative of the operating results for a full year due to seasonal factors, among other reasons.

(5) The Fresh Start revaluation of $17,432 reflects the net expense to record assets at their fair values and liabilities at their present values in accordance with the provisions of SOP 90-7 and to reduce noncurrent assets below their fair values for the excess of the fair values of assets over the reorganization value. The extraordinary gain of $90,924 represents the
Notes to Financial Statements (Continued):

       gain on debt discharge for liabilities subject to settlement under the Plan.

(6) LIFO expense (credit) is included as an adjustment to reconcile net loss to net cash used in operating activities in the statements of cash flows because LIFO expense (credit) is a noncash item included in cost of sales to adjust inventories stated on a FIFO basis to a LIFO basis.

(7) Certain information concerning benefits (expenses) resulting from the Company's reorganization are as follows:

                                                      Successor         Predecessor
                                                      Thirteen           Thirteen
                                                     Weeks Ended        Weeks Ended
                                                   April 27, 1996     April 29, 1995
DIP financing fees, amortization and expenses      $       -                (1,342)
Estimated professional fees                                -                (2,318)
Other reorganization costs and expenses                    -                  (187)
  TOTAL REORGANIZATION EXPENSE                     $       -                (3,847)

(8) Certain reclassifications were made to 1995 balances to conform to the 1996 presentation. These reclassifications have no effect on stockhold-ers' equity.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands)

General

On May 1, 1995, the Company announced that it had satisfied all conditions required under its plan of reorganization and had emerged from Chapter 11 of the United States Bankruptcy Code on April 28, 1995 (the "Effective Date"). In accordance with SOP 90-7, the Company adopted Fresh Start accounting. Under Fresh Start accounting, a new reporting entity was created, and the Company was required to adjust its assets and liabilities to reflect their estimated fair market value at the Effective Date, which reduced depreciation and amortization related to property and equipment; and created a deferred credit, excess of net assets over reorganization value, which is being amortized over 8 years.

At the same time, the Company made certain reclassifications between gross mar-gin and expenses and changed the method of accruing certain expenses between periods. In addition, as a result of the Company's emergence, reorganization expense and income taxes recognized by the Company prior to April 28, 1995, are not comparable to amounts, if any, recognized subsequent to the Effective Date.

To facilitate a better comparison of the Company's operating results for the periods presented, the following discussion of the results of operations is presented on a pro forma basis (as described below) for the thirteen weeks ended April 29, 1995. The historical statement of operations for the thirteen weeks ended April 29, 1995 (Predecessor) are not included in the discussion due to the lack of comparability caused by the adoption of Fresh Start accounting at the end of the first quarter of 1995. Certain items in the Successor's pro forma statement of operations are not affected by Fresh Start adjustments and are comparable to the historical results of the Predecessor.

The pro forma statement of operations gives effect to the transactions occurring in conjunction with the Plan as if the Effective Date had occurred, and such transactions had been consummated, on January 29, 1995. The statement of operations has been adjusted to reflect: the reduction in depreciation and amortization expense due to the write-off of property and equipment and property under capital leases; reclassification of DIP interest from reorganization costs to interest expense; the elimination of all reorganization costs; amortization of excess net assets over reorganization value; the effects of changing to the accrual method for advertising; the reversal of LIFO credits; the accrual of additional shrinkage; and the recording of an appropriate income tax expense.

Pro Forma Results of Operations (Unaudited)

The following table sets forth the results of operations for the thirteen weeks ended April 27, 1996, and April 29, 1995:

(Dollar amounts in thousands,
except per share amounts.)
                                                   Thirteen Weeks Ended
                                                  April 27,      April 29,
                                                    1996           1995
                                                 Historical      Pro Forma
Revenue:
 Gross sales                                   $  154,426          159,407(a)
 Leased department sales                            4,281            5,117(a)
 Net sales                                        150,145          154,290(a)
 Leased department income                           1,080            1,114(a)
   Total revenue                                  151,225          155,404(a)

Costs and Expenses:
 Cost of sales                                    113,040          115,607
 Selling, general and administrative               36,819           38,005
 Depreciation and amortization                       (672)            (800)
 Interest                                           1,386            1,696
   Total costs and expenses                       150,573          154,508

Earnings Before Income Taxes                          652              896
Income taxes                                         -                 340
Net Earnings                                          652              556
Earnings Per Share                                   0.07(b)          0.06(b)
Weighted Average Shares                             8,754(b)         8,754(b)

(a) The pro forma amounts represent the Predecessor's historical amounts. See statements of operations included in the historical financial statements.

PAGE

(b) The number of shares used in the earnings (loss) per share calculations is 8,754, the number of shares that will be issued and outstanding if all pending claims are resolved adversely to the Company. If all pending claims are resolved in accordance with the Company's records, 8,608 shares will be issued and outstanding. Currently, 8,234 shares are outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof or the effect of negotiated settlements made for amounts in excess of amounts shown in the Company's records. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

Revenue

The Company reported sales for the first quarter of 1996 of $154,426, a decrease of $4,981, or 3.1%, from the first quarter of 1995. The decline in sales was primarily attributable to a decline in sales on a comparable store basis of 2.2%, together with the decrease in the number of stores (105 in 1996 as compar-ed to 106 in 1995).

Costs and Expenses

Cost of sales as a percent of net sales was 75.3% for the first quarter and 74.9% (pro forma) for the comparable period of the prior year. Cost of sales increased .8% for the quarter due to an increase in markdowns, increased .1% for the quarter due to higher freight costs as a percent of sales, and increased .1% by a decrease in cash discounts. These increases were offset somewhat by an increase in the markon percent resulting in a decrease of .5% in cost of sales; and an increase in co-op income resulting in a decrease of .2% in cost of sales.

Selling, general and administrative expenses (SG&A) as a percent of net sales for the first quarter were 24.5% in 1996 and 24.6% (pro forma) for the compara-ble quarter of the prior year. The decrease was due in part to additional realignment of corporate and administrative costs during the first quarter of 1996.

On a pro forma basis, reorganization costs for 1995 would not have been incurr-ed. The actual reorganization costs in the first quarter of $3,847 included professional fees, DIP fees and expense amortizations, and other expenditures related to the Chapter 11 filing. No reorganization costs were incurred subsequent to the first quarter of 1995.

The fresh start revaluation of $17,432 reflected the net expense to record assets at their fair values and liabilities at their present values in accord-ance with the provisions of SOP 90-7 and to reduce noncurrent assets below their fair values for the excess of the fair values of assets over the reorganization value. The extraordinary gain of $90,924 represents the gain on debt discharge for liabilities subject to settlement under reorganization proceedings.

PAGE

Liquidity and Capital Resources

On May 23, 1996, the Company closed on a new financing loan with Foothill Capital, Inc. and PPM Finance, Inc. as co-agents. The financing is a $120,000 three-year revolving credit facility (the "Credit Facility") with a letter of credit sublimit in the aggregate principal amount of $40,000. The Credit Facility is secured by a perfected first priority lien and security interest in all of the assets of the Company and replaced the Company's former revolving credit agreement which would have expired in two years. As a result of closing the Credit Facility, approximately $915 of prepaid bank fees related to the former financing agreement will be written off in the second quarter of 1996.

The interest rate on the direct borrowings under the Credit Facility is prime rate plus 1.375%, with a minimum rate of 7% payable monthly. The fee on outstanding letters of credit is 1.5% payable monthly. Although there are no compensating balances required, the Company is required to pay a fee of .375% per annum on the average unused portion of the Credit Facility. Borrowing availability is based upon certain eligible inventory times a borrowing base percentage that varies by month. Under the Credit Facility, the trade suppliers which extend credit to the Company will continue to be supported by a $5,000 letter of credit and subordinated lien of $15,000 in the real estate properties of the Company which expire April 29, 1997.

The Credit Facility includes certain financial covenants and financial maintenance tests, including those related to minimum working capital and cur-rent ratios, capital expenditures limitations, maximum total liabilities to tangible net worth, and minimum tangible net worth which are measured quarterly. In addition, there is a requirement that cumulative net losses after May 31, 1996 shall not exceed $10,000. The Credit Facility also includes restrictions on the incurrence of additional liens and indebtedness, a prohibition on paying dividends, and, except under certain conditions, prepayment penalties. There are provisions which adapt the Credit Facility to the proposed merger with Fred's, Inc. described below.

As of June 1, 1996, under the Credit Facility, the Company had $56,680 outstanding in short-term borrowings, $13,392 in outstanding letters of credit and unused availability of $22,758.

The Company invested $860 in cash for property and equipment in the first quart-er of 1996 compared to $510 invested in the first quarter of 1995. The 1996 expenditures were primarily for store remodels and new computer software. The 1995 expenditures were primarily for store improvements, new softline fixturing, and new computer software. Cash used in operating activities, primarily to fund inventory levels, was $12,959 in the first quarter of 1996, and $35,482 in the comparable period last year.

PAGE

Subsequent Event

On May 7, 1996, the Company and Fred's Inc. ("Fred's") executed a definitive merger agreement providing for the acquisition of the Company by Fred's (the "Merger"). Fred's is a publicly traded retailer that operates approximately 200 stores in the southeastern United States. The merger agreement provides that each share of the Company's Common Stock, issued and outstanding (including common stock held in escrow in accordance with the Plan) immediately prior to the effective time of the Merger (other than the shares held in the treasury of the Company, which will be canceled) will be converted into the "Conversion Num-ber" of shares of Fred's class A voting common stock ("Fred's Common Stock"). The "Conversion Number" will be determined by dividing $2.15 by the "Fred's Av-erage Price". The "Fred's Average Price" is an amount equal to the average price of a share of Fred's Common Stock for the 10 days immediately preceding the day before the printing of the joint proxy statement to be distributed to stockholders of Fred's and the Company in connection with the Merger. The Merger is subject to the approval of the stockholders of the Company and Fred's and to the satisfaction or, where permissible, the waiver of certain other conditions.


PAGE

                             PART II.  OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K

             (a)   10.1   Agreement and Plan of Merger dated as of May 7,
                          1996, by and among Fred's Inc., FR Acquisition
                          Corp. and the Registrant.

                   10.2   Loan and Security Agreement among the
                          Registrant, as Borrower, the Financial
                          Institutions as listed on the signature pages, as the Lenders, PPM Finance, Inc., as Co-Agent, and Foothill Capital Corporation, as Agent, dated as of May 21, 1996.

                   10.3 Deed of Trust, Assignment of Rents and Security Agreement for the headquarters property, dated as of May 21, 1996, by and among Registrant, Foothill Capital Corporation, and David L. Huffstetler, pursuant to the Loan and Security Agreement.

                   10.4 Deed of Trust, Assignment of Rents and Security Agreement for the warehouse property, dated as of May 21, 1996, by and among Registrant, Foothill Capital Corporation, and David L. Huffstetler, pursuant to the Loan and Security Agreement.

                   10.5 Subordination Agreement dated as of May 21, 1996, among Registrant, Foothill Capital Corporation, M.J. Sherman & Associates, Inc., and Alan H. Peterson.

                   10.6 Intellectual Property Security Agreement dated as of May 21, 1996, among Registrant and Foothill Capital Corporation, pursuant to the Loan and Security Agreement.

             (b) The Company filed the following reports on Form 8-K during the quarter covered by this report:

                   (i) Report on Form 8-K dated December 30, 1995, reporting under Item 5 the monthly and year-to-date financial results and other financial data for the period ended December 30, 1995, together with projected financial information for similar periods as contained in the Company's revised plan for the year ended January 27, 1996. The financial results were included as an exhibit in Item 7.

                   (ii)   Report on Form 8-K dated March 1, 1996,
                          reporting under Item 5 the agreement in
                          principle regarding the acquisition by merger of Rose's by Fred's.

                   (iii) Report on Form 8-K dated April 28, 1996, reporting under Item 5 the adjustment of the exercise price of the New Rose's Warrants.

                   (iv) Report on Form 8-K dated May 8, 1996, reporting under Item 5 the definitive merger agreement regarding the acquisition of Rose's by Fred's.


PAGE

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ROSE'S STORES, INC.


Date:  June 11, 1996                  By    /s/ R. Edward Anderson

                                            R. Edward Anderson
                                            President,
                                            Chief Executive Officer


Date:  June 11, 1996                  By    /s/ Jeanette R. Peters

                                            Jeanette R. Peters
                                            Senior Vice President,
                                            Chief Financial Officer