Form 10-K/A
period 1996-01-27
ROSES STORES INC
filed 1996-06-27
CIK 85149

Item 14(a) 3 Exhibits has been amended to include
                               exhibit 99.5.

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

    As of February 19, 1996, of the 10,000,000 shares of common stock delivered to First Union National Bank of North Carolina as Escrow Agent pursuant to the Modified and Restated First Amended Joint Plan of Reorganization, the Company has 8,158,316 shares of common stock outstanding. The remaining 865,936 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved. If all pending claims are resolved adversely to the Company, approximately 8,852,901 shares of common stock will be outstanding. If all pending claims are resolved in accordance with the Company's records, approximately 8,601,172 shares of common stock will be outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof or the effect of nego-tiated settlements made for amounts in excess of amounts shown in the Company's records. To the extent that escrowed shares of common stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

    As of March 21, 1996, the aggregate market value of common stock held by non-affiliates (assuming all pending claims are resolved adversely to the Com-pany) of the Registrant was approximately $18,046,671.
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

PAGE

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

PAGE

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

        99.2       Waiver and Amendment No. 2 dated as of          Incorporated
                   September 8, 1995 (Incorporated by reference to by reference
                   Exhibit 99.2 to Registrant's Current Report on Form 8-K dated July 31, 1995).

        99.3       Waiver and Amendment No. 3 dated as of          Incorporated
                   September 29, 1995 (Incorporated by reference   by reference
                   to Exhibit 99.3 to Registrant's Current Report on Form 8-K dated July 31, 1995).

        99.4       Waiver and Amendment No. 4 dated as of January
                   31, 1996.

        99.5 Annual Report for the Rose's Stores, Inc., Retirement Savings 401(k) Plan for the year ended December 31, 1995.
PAGE

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

                   Report on Form 8-K dated December 2, 1995,       Incorporated
                   reporting under Item 5 the monthly and year-to- by reference date financial results and other financial data for the period ended December 2, 1995, together with projected financial information for similar periods as contained in the Company's revised plan for the year ended January 27, 1996. The financial results were included as an exhibit in Item 7.

                   Report on Form 8-K dated December 30, 1995,      Incorporated
                   reporting under Item 5 the monthly and year-to   by reference
                   date financial results and other financial data for the period ended December 30, 1995, together with projected financial information for similar periods as contained in the Company's revised plan for the year ended January 27, 1996. The financial results were included as an exhibit in
                   Item 7.

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

                     For the fiscal year ended December 31, 1995

                                        OR

    ( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                               Commission File No 0-631

                   ROSE'S STORES, INC. RETIREMENT SAVINGS 401(k) PLAN

                                  ROSE'S STORES, INC.
                                 218 S. Garnett Street
                                  Henderson, NC 27536

           Exhibit
             No.

             23       Consent of Independent Certified Public
                      Accountants

             99.5     Annual Report for the Rose's Stores,
                      Inc. Retirement Savings 401(k) Plan for the
                      Year ended December 31, 1995


































PAGE

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan Administrator, Rose's Stores, Inc., has duly caused this annual report to be signed by the undersigned, thereunto duly authorized.


                                                 ROSE'S STORES, INC.
                                                 RETIREMENT SAVINGS 401(k) PLAN



                                                 BY:/s/Camilla Wheeler
                                                    Camilla Wheeler,
                                                    Director, Human Resources

Date:  June 27, 1996
PAGE

                  CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Rose's Stores, Inc.

We consent to incorporation by reference in the registration statement on Form S-8 of Rose's Stores, Inc. of our report dated April 5, 1996 relating to the statements of net assets available for Plan benefits as of December 31, 1995 and 1994 and the related statements of changes in net assets available for Plan benefits for each of the years in the three-year period ended December 31, 1995 of Rose's Stores, Inc. Retirement Savings 401(k) Plan and the related supple-mental schedules 1 and 2 for the year ended December 31, 1995 which report appears in the December 31, 1995 annual report on Form 11-K of Rose's Stores, Inc. Retirement Savings 401(k) Plan.



                                            /s/KPMG Peat Marwick LLP
                                            KPMG Peat Marwick LLP
Raleigh, North Carolina
June 26, 1996

PAGE

ROSE'S STORES, INC.
RETIREMENT SAVINGS 401(k) PLAN
(FORMERLY VARIABLE INVESTMENT PLAN)

Financial Statements and Schedules
December 31, 1995 and 1994
(With Independent Auditors' Report Thereon)


PAGE

                      INDEPENDENT AUDITORS' REPORT


Advisory Committee, Retirement Savings 401(k) Plan
Rose's Stores, Inc.:


We have audited the accompanying statements of net assets available for plan benefits of the Rose's Stores, Inc. Retirement Savings 401(k) Plan (the "Plan") as of December 31, 1995 and 1994 and the related statements of changes in net assets available for plan benefits for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1995 and 1994 and the changes in net assets available for plan benefits for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedules 1 and 2 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                         /s/KPMG Peat Marwick LLP
                                         KPMG Peat Marwick LLP
April 5, 1996


PAGE

                             ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                                      (FORMERLY VARIABLE INVESTMENT PLAN)

      Statements of Net Assets Available for Plan Benefits with Fund Information

                                      December 31, 1995 and 1994


                                                                        1995

                                              Rose's                                                         Invesco
                                              Stable              Diversified          Fidelity               Total
                                              Income                 Bond              Magellan               Return
                                               Fund                  Fund                Fund                  Fund
Assets:
    FUNB Stable Investment Fund             $17,875,534                -                    -                     -
    U.S. Government obligations              17,189,390                -                    -                     -
    FUNB Diversified Bond Fund                     -              2,133,998                 -                     -
    Fidelity Magellan Fund                         -                   -               9,178,526                  -
    Invesco Total Return Fund                      -                   -                    -                2,591,194
    Fidelity Advisor Growth
      Opportunity Fund (A shares)                  -                   -                    -                     -
    Templeton Growth Fund I                        -                   -                    -                     -
    Evergreen Fund (Y shares)                      -                   -                    -                     -
    Loans to participants                          -                   -                    -                     -
        Net investments                      35,064,924           2,133,998            9,178,526             2,591,194

    Employee contributions receivable            31,139               4,039               23,292                 4,710
        Total assets                        $35,096,063           2,138,037            9,201,818             2,595,904

Net assets available for plan benefits      $35,096,063           2,138,037            9,201,818             2,595,904

                                                                  (Continued)
See accompanying notes to financial statements.

                        ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                               (FORMERLY VARIABLE INVESTMENT PLAN)

     Statements of Net Assets Available for Plan Benefits with Fund Information

                                     December 31, 1995 and 1994

                                                                     1995

                                               Fidelity            Templeton           Ever-
                                                Advisor              Growth             green          Loan
                                                 Fund                 Fund              Fund           Fund              Total
Assets:
    FUNB Stable Investment Fund                    -                   -                -              -             17,875,534
    U.S. Government obligations                    -                   -                -              -             17,189,390
    FUNB Diversified Bond Fund                     -                   -                -              -              2,133,998
    Fidelity Magellan Fund                         -                   -                -              -              9,178,526
    Invesco Total Return Fund                      -                   -                -              -              2,591,194
    Fidelity Advisor Growth
      Opportunity Fund (A shares)             4,692,184                -                -              -              4,692,184
    Templeton Growth Fund I                        -              1,077,849             -              -              1,077,849
    Evergreen Fund (Y shares)                      -                   -             758,347           -                758,347
    Loans to participants                          -                   -                -           526,492             526,492
        Net investments                       4,692,184           1,077,849          758,347        526,492          56,023,514

    Employee contributions receivable            11,459               3,879            2,710           -                 81,228
        Total assets                          4,703,643           1,081,728          761,057        526,492          56,104,742

Net assets available for plan benefits        4,703,643           1,081,728          761,057        526,492          56,104,742

                                                                 (Continued)
See accompanying notes to financial statements.


PAGE

                        ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                               (FORMERLY VARIABLE INVESTMENT PLAN)

Statements of Net Assets Available for Plan Benefits with Fund Information,
          Continued

                                December 31, 1995 and 1994


                                                                       1994
                                                 Guaranteed           Diversified             Rose's
                                                    Income                Equity               Stock              Temporary
                                                     Fund                  Fund                Fund                  Fund
Assets:
    Investments at current value:
      Variable rate deposits - BB&T                $5,084,814                 -                    -                    -
      Fidelity Magellan Equity Fund                      -               3,526,971                 -                    -
      Common stock of Rose's Stores, Inc.                -                    -                  17,617                 -
      Bond Fund of America                               -                    -                    -                    -
      Money market funds                                 -                    -                     700               45,700
      American Balanced Fund                             -                    -                    -                    -
      Loans to participants                              -                    -                    -                 569,691
        Net investments                             5,084,814            3,526,971               18,317              615,391

    Cash                                                 -                    -                      94                   55
    Employee contributions receivable                    -                    -                    -                  72,025
    Accrued income receivable                            -                    -                       3                  423
        Total assets                                5,084,814            3,526,971               18,414              687,894

Net assets available for plan benefits             $5,084,814            3,526,971               18,414              687,894

                                                          (Continued)

See accompanying notes to financial statements.

                 ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                        (FORMERLY VARIABLE INVESTMENT PLAN)

 Statements of Net Assets Available for Plan Benefits with Fund Information,
        Continued

                            December 31, 1995 and 1994


                                                                  1994

                                                 Bond                American
                                                 Fund                Balanced
                                               of America               Fund                     Total
Assets:
    Investments at current value:
      Variable rate deposits - BB&T                 -                    -                    5,084,814
      Fidelity Magellan Equity Fund                 -                    -                    3,526,971
      Common stock of Rose's Stores, Inc.           -                    -                       17,617
      Bond Fund of America                       467,439                 -                      467,439
      Money market funds                            -                    -                       46,400
      American Balanced Fund                        -                 123,886                   123,886
      Loans to participants                         -                    -                      569,691
        Net investments                          467,439              123,886                 9,836,818

    Cash                                            -                    -                          149
    Employee contributions receivable               -                    -                       72,025
    Accrued income receivable                         13                    5                       444
        Total assets                             467,452              123,891                 9,909,436

Net assets available for plan benefits           467,452              123,891                 9,909,436

See accompanying notes to financial statements.

PAGE

                    ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                           (FORMERLY VARIABLE INVESTMENT PLAN)

      Statements of Changes in Net Assets Available for Plan Benefits with Fund
         Information

                       Years ended December 31, 1995, 1994 and 1993



                                                                     1995

                                              Guaranteed            Diversified          Rose's
                                                Income               Equity              Stock          Temporary
                                                 Fund                Fund                Fund             Fund

Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation) in fair
      value of investments                    $     -                  548,252          (15,218)             -
    Dividends                                       -                   16,039             -                 -
    Interest                                     123,929                  -                   2             1,320
                                                 123,929               564,291          (15,216)            1,320

  Employee contributions and roll-overs             -                     -                -              344,466
  Other                                             -                     -                -               30,034
      Total additions                            123,929               564,291          (15,216)          375,820

Deductions from net assets attributed to:
  Plan benefits paid                                -                     -               2,195         1,080,164
  Other                                             -                     -                -                 -
  Insurance premiums paid                           -                     -                -                 -
  Transfer to successor trustee                4,992,193             3,811,005             -              570,902
      Total deductions                         4,992,193             3,811,005            2,195         1,651,066

Net transfers of assets among funds             (216,550)             (280,257)          (1,003)          587,352

      Net increase (decrease)                 (5,084,814)           (3,526,971)         (18,414)         (687,894)

Net assets available for plan benefits:
  Beginning of year                            5,084,814             3,526,971           18,414           687,894

  End of year                                 $     -                     -                -                 -

See accompanying notes to financial statements.

                                                                (Continued)

                        ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                               (FORMERLY VARIABLE INVESTMENT PLAN)

  Statements of Changes in Net Assets Available for Plan Benefits with Fund
      Information

                           Years ended December 31, 1995, 1994 and 1993



                                                                           1995
                                                      Life                Bond               American
                                                    Insurance             Fund of             Balanced          Sub
                                                     Option              America               Fund           Total

Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation) in fair
      value of investments                        $     -                   27,549            11,494           572,077
    Dividends                                           -                   16,577             2,648            35,264
    Interest                                            -                       19                21           125,291
                                                        -                   44,145            14,163           732,632

  Employee contributions and roll-overs               25,512                  -                 -              369,978
  Other                                                 -                     -                 -               30,034
      Total additions                                 25,512                44,145            14,163         1,132,644

Deductions from net assets attributed to:
  Plan benefits paid                                    -                     -                 -            1,082,359
  Other                                                 -                     -                 -                 -
  Insurance premiums paid                             25,512                  -                 -               25,512
  Transfer to successor trustee                         -                  451,357           108,752         9,934,209
      Total deductions                                25,512               451,357           108,752        11,042,080

Net transfers of assets among funds                     -                  (60,240)          (29,302)            -
      Net increase (decrease)                           -                 (467,452)         (123,891)       (9,909,436)

Net assets available for plan benefits:
  Beginning of year                                     -                  467,452           123,891         9,909,436

  End of year                                     $     -                     -                -                 -

See accompanying notes to financial statements.

                                                                  (Continued)
PAGE

                     ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                              (FORMERLY VARIABLE INVESTMENT PLAN)

     Statements Changes in Net Assets Available for Plan Benefits with Fund
           Information, Continued


                              December 31, 1995, 1994 and 1993


                                                                      1995

                                              Rose's                                                     Invesco
                                              Stable             Diversified         Fidelity             Total
                                              Income                Bond             Magellan             Return
                                               Fund                 Fund               Fund               Fund
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation) in
      fair value of investments            $   866,613             141,380             608,841            251,756
    Dividends                                   24,755                 663                -                  -
    Interest                                    59,385               2,618               9,612              3,049
                                               950,753             144,661             618,453            254,805

  Employee contributions and roll-overs        501,588              66,665             431,886             76,660
  Transfer from predecessor trustee          4,992,193             450,694           3,811,668            108,752
  Transfer from Profit Sharing Plan               -                   -                   -                  -
  Other                                         28,016               2,386              19,266              5,131
      Total additions                        6,472,550             664,406           4,881,273            445,348

Deductions from net assets attributed to:
  Plan benefits paid                         8,581,632              97,700             488,922            134,344
  Other                                           -                     21                 338               -
  Trustee fees                                  24,966               4,148               9,434             37,019
  Insurance premiums paid                         -                   -                   -                  -
  Transfer to successor trustee                   -                   -                   -                  -
  Total deductions                           8,606,598             101,869             498,694            171,363

Net transfers of assets among funds         37,230,111           1,575,500           4,819,239          2,321,919

      Net increase (decrease)               35,096,063           2,138,037           9,201,818          2,595,904

Net assets available for plan benefits:
  Beginning of year                               -                   -                   -                  -

  End of year                              $35,096,063           2,138,037           9,201,818          2,595,904


                                                                 (Continued)
See accompanying notes to financial statements.

                    ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                             (FORMERLY VARIABLE INVESTMENT PLAN)

       Statements Changes in Net Assets Available for Plan Benefits with Fund
          Information, Continued

                             December 31, 1995, 1994 and 1993


                                                                         1995

                                               Fidelity       Templeton
                                                Advisor        Growth         Evergreen               Loan
                                                 Fund           Fund            Fund                  Fund              Total
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation) in
      fair value of investments               $  350,623        25,456            296,676                -              3,113,422
    Dividends                                       -             -                  -                   -                 60,682
    Interest                                       5,168         1,305                756              25,363             232,547
                                                 355,791        26,761            297,432              25,363           3,406,651

  Employee contributions and roll-overs          184,282        63,334             45,558                -              1,739,951
  Transfer from predecessor trustee                 -             -                  -                570,902           9,934,209
  Transfer from Profit Sharing Plan                 -             -            51,722,696                -             51,722,696
  Other                                            8,082         1,356                798                -                 95,069
      Total additions                            548,155        91,451         52,066,484             596,265          66,898,576

Deductions from net assets attributed to:
  Plan benefits paid                             154,867        19,661             30,385              71,534          10,661,404
  Other                                               36            11                 12                -                    418
  Trustee fees                                     6,160          -                  -                   -                 81,727
  Insurance premiums paid                           -             -                  -                   -                 25,512
  Transfer to successor trustee                     -             -                  -                   -              9,934,209
      Total deductions                           161,063        19,672             30,397              71,534          20,703,270

Net transfers of assets among funds            4,316,551     1,009,949        (51,275,030)              1,761                -


      Net increase (decrease)                  4,703,643     1,081,728            761,057             526,492          46,195,306

Net assets available for plan benefits:
  Beginning of year                                 -             -                  -                   -              9,909,436

  End of year                                 $4,703,643     1,081,728            761,057             526,492          56,104,742

                                                                  (Continued)
See accompanying notes to financial statements.

                      ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                              (FORMERLY VARIABLE INVESTMENT PLAN)

     Statements of Changes in Net Assets Available for Plan Benefits with Fund
        Information, Continued


                            Years ended December 31, 1995, 1994 and 1993



                                                                      1994

                                             Guaranteed                  Diversified             Rose's
                                               Income                      Equity                  Stock              Temporary
                                                Fund                        Fund                    Fund               Fund

Additions to net assets attributed to:
  Investment income:
    Net depreciation in fair value
      of investments                        $      -                     (246,171)               (51,354)               -
    Dividends                                      -                      175,341                   -                   -
    Interest                                    232,108                      -                       776               6,969
                                                232,108                   (70,830)               (50,578)              6,969
  Employee contributions and roll-overs            -                         -                      -              1,224,583
  Other                                            -                         -                      -                   -
     Total additions (deductions)               232,108                   (70,830)               (50,578)          1,231,552

Deductions from net assets attributed to:
  Plan benefits paid                               -                         -                     6,760           5,063,376
  Insurance premiums paid                          -                         -                      -                   -
  Other                                            -                         -                      -                 42,957
     Total deductions                              -                         -                     6,760           5,106,333

Net transfers of assets among funds          (2,643,692)                 (732,379)              (101,726)          3,580,734

     Net increase (decrease)                 (2,411,584)                 (803,209)              (159,064)           (294,047)

Net assets available for plan benefits:
  Beginning of year                           7,496,398                 4,330,180                177,478             981,941

  End of year                               $ 5,084,814                 3,526,971                 18,414             687,894

See accompanying notes to financial statements.

                                                              (Continued)

                ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                        (FORMERLY VARIABLE INVESTMENT PLAN)

     Statements Changes in Net Assets Available for Plan Benefits with Fund
          Information, Continued

                         December 31, 1995, 1994 and 1993


                                                                       1994

                                             Wachovia
                                               Bond/
                                             Biltmore
                                               Fixed             Life             Bond              American
                                              Income          Insurance           Fund              Balanced
                                               Fund             Option          of America            Fund            Total
Additions to net assets attributed to:
  Investment income:
    Net depreciation in fair value
      of investments                        $ (42,397)              -              (27,698)             (906)           (368,526)
    Dividends                                  13,335               -               27,931             3,433             220,040
    Interest                                      224               -                  265                48             240,390
                                              (28,838)              -                  498             2,575              91,904
  Employee contributions and roll-overs          -                85,148              -                 -              1,309,731
  Other                                          -                  -                 -                 -                   -
    Total additions (deductions)              (28,838)            85,148               498             2,575           1,401,635

Deductions from net assets attributed to:
  Plan benefits paid                             -                  -                 -                 -              5,070,136
  Insurance premiums paid                        -                85,148              -                 -                 85,148
  Other                                           578               -                 -                 -                 43,535
      Total deductions                            578             85,148              -                 -              5,198,819

Net transfers of assets among funds          (691,207)              -              466,954           121,316                -

      Net increase (decrease)                (720,623)              -              467,452           123,891          (3,797,184)

Net assets available for plan benefits:
  Beginning of year                           720,623               -                 -                 -             13,706,620

  End of year                               $    -                  -              467,452           123,891           9,909,436

                                                                  (Continued)
See accompanying notes to financial statements.


PAGE

                     ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                            (FORMERLY VARIABLE INVESTMENT PLAN)

    Statements of Changes in Net Assets Available for Plan Benefits with Fund
        Information, Continued

                        Years ended December 31, 1995, 1994 and 1993


                                                                     1993

                                                Guaranteed        Diversified               Rose's
                                                  Income             Equity                  Stock                Temporary
                                                   Fund               Fund                   Fund                    Fund
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation) in fair
      value of investments                     $     -               454,382               (878,689)                   -
    Dividends                                        -               411,565                   -                       -
    Interest                                      304,855               -                     1,050                   3,562
                                                  304,855            865,947               (877,639)                  3,562
  Employee contributions and roll-overs              -                  -                      -                  1,586,451
  Other                                              -                  -                      -                     74,821
      Total additions (deductions)                304,855            865,947               (877,639)              1,664,834

Deductions from net assets attributed to:
  Plan benefits paid                                 -                  -                   100,280               2,463,611
  Insurance premiums paid                            -                  -                      -                       -
  Other                                              -                  -                      -                         80
      Total deductions                               -                  -                   100,280               2,463,691

Net transfers of assets among funds              (973,412)           (45,518)               143,766                 654,993

      Net increase (decrease)                    (668,557)           820,429               (834,153)               (143,864)

Net assets available for plan benefits:
  Beginning of year                             8,164,955          3,509,751              1,011,631               1,125,805

  End of year                                  $7,496,398          4,330,180                177,478                 981,941

See accompanying notes to financial statements.

                       ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                               (FORMERLY VARIABLE INVESTMENT PLAN)

    Statements of Changes in Net Assets Available for Plan Benefits with Fund
       Information, Continued


                          Years ended December 31, 1995, 1994 and 1993


                                                                    1993

                                             Wachovia
                                               Bond/
                                             Biltimore
                                               Fixed                   Life
                                               Income                Insurance
                                                Fund                   Option               Total

Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation) in fair
      value of investments                   $    7,193                   -                 (417,114)
    Dividends                                    45,115                   -                  456,680
    Interest                                       -                      -                  309,467
                                                 52,308                   -                  349,033
  Employee contributions and roll-overs            -                   128,251             1,714,702
  Other                                            -                      -                   74,821
      Total additions (deductions)               52,308                128,251             2,138,556

Deductions from net assets attributed to:
  Plan benefits paid                               -                      -                2,563,891
  Insurance premiums paid                          -                   128,251               128,251
  Other                                            -                      -                       80
      Total deductions                             -                   128,251             2,692,222

Net transfers of assets among funds             220,171                   -                     -

      Net increase (decrease)                   272,479                   -                 (553,666)

Net assets available for plan benefits:
  Beginning of year                             448,144                   -               14,260,286

  End of year                                $  720,623                   -               13,706,620

See accompanying notes to financial statements.

                      ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                              (FORMERLY VARIABLE INVESTMENT PLAN)

                                Notes to Financial Statements




(1)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

     The accompanying financial statements of the Rose's Stores, Inc. Retirement Savings 401(k) Plan (the Plan) have been prepared on an accrual basis and present the net assets available for plan benefits and the changes in those net assets.

     (b)  Investments in Securities

     Investments in marketable securities are stated at current value based on quotations obtained from national securities exchanges or brokerage firms. The cost basis of marketable securities is average cost and first-in first-out (FIFO) for Rose's Stores, Inc. common stock. The valuation of common trust fund units is based on the quoted market prices of the underlying securities.

     Securities transactions are recognized on the trade date (the date the order to buy or sell is executed).

     The Plan adopted AICPA Statement of Position 94-4 (SOP 94-4) Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined-Contribution Pension Plans for the year ended December 31, 1994. The provisions of SOP-94-4 require the Plan to report guaranteed investment contracts at fair value. The difference between contract value and fair value at December 31, 1994 is not significant. There were no guaranteed investment contracts held at December 31, 1995.

     (c)  Use of Estimates

     In preparing the financial statements, the plan administrator is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

PAGE

(2)  Description of the Plan

     The Plan is a defined-contribution plan sponsored by Rose's Stores, Inc. (Rose's) and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). All Rose's employees are eligible to participate in the Plan after one year of continuous employment in which they have worked at least 1,000 hours. Effective January 1, 1991, the Plan was amended to adopt the "safe harbor" minimum coverage provisions of the Internal Revenue Code, and eliminated life insurance as a new investment option effective December 31, 1991. Participants, who were enrolled in the life insurance option prior to the Plan's amendment were allowed to continue with this investment option. By an agreement entered into on January 1, 1994, and effective January 1, 1989, the Plan was restated bringing it into compliance with the Tax Reform Act of 1986 and subsequent legislation through 1993, and to incorporate all plan amendments.

     The IRS is evaluating the work force reduction from 1993 and 1994 for its classification as a "partial plan termination". If the work force reduction is considered a "partial plan termination", all of the employees who voluntarily terminate would become fully vested and their previously forfeited accounts, approximately $552,000, would be reestablished and paid out. Because the IRS has not made this determination, the forfeitures for 1995, 1994, and 1993 were not allocated to participant accounts. The annual net investment income is allocated to individual participants' accounts proportionally based on account balances at the beginning of the Plan's fiscal year.

     On May 31, 1995, the Rose's Stores, Inc. Variable Investment Plan, changed trustees from Central Carolina Bank to First Union National Bank. The Company amended the Variable Investment Plan as required in order to facilitate the merger with the Rose's Stores, Inc. Profit Sharing Plan. As a result of these amendments the plan changed its name to the Rose's Stores, Inc. Retirement Savings 401(k) Plan. On July 31, 1995, the assets of the Rose's Stores, Inc. Profit Sharing Plan were merged into the Rose's Stores, Inc. Retirement Savings 401(k) Plan.

     The Plan currently offers seven investment options for employee contributions: the Rose's Stable Income Fund, the Diversified Bond Fund, the Fidelity Magellan Fund, the Invesco Total Return Fund, the Fidelity Advisor Fund, the Templeton Growth Fund, and the Evergreen Fund. Participants may change their elections daily. Due to the Plan sponsor's filing of Chapter 11 bankruptcy, the Rose's Stock Fund has not been available as an investment option since September 1, 1993.

     Each participant's account is credited with the participant's contribution, an allocation of Rose's contribution, if any, and Plan earnings. Allocations are based on participant compensation or account balances as defined in the Plan. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Vesting in the remainder of their accounts is based on the number of years of continuous service at a rate of 20% per year of credited service.

     The Plan permits withdrawals in the event of termination of employment, disability, death, age 59-l/2 or retirement. Withdrawals may also be made to meet certain financial hardships, as defined.
PAGE

     In the event the Plan is terminated, the Trustee will assume full responsibility for the management and administration of the Plan. Upon termination of the Plan, participants may elect to receive benefits immediately, or may elect to defer benefits until they terminate their employment with Rose's or reach retirement age.

(3)  Contributions

     Employer contributions to the Plan are discretionary. The Company may elect to match 50% of participant contributions up to 6% of the participants compensation. Additional amounts may be contributed at the option of the Board of Directors. For the years ending December 31, 1995, 1994 and 1993, Rose's Stores, Inc. made no matching contributions to the Plan.

     Participants may contribute up to 20% of their gross annual wages not to exceed the IRS allowable limit.

(4)  Investments

     The following investments exceeded 5% of the Plan's net assets at December 31, 1995 and 1994:

             Investment                            1995                  1994

     BB&T - Variable rate deposits             $      -                5,084,814
     Fidelity Magellan Fund                      9,178,526             3,526,971
     Fidelity Advisor Growth Opportunity Fund    4,692,184                  -
     FUNB Stable Investment Fund                17,862,220                  -
     U.S. Government obligations                17,202,704                  -
     The Bond Fund of America                         -                  467,439
     Loans to participants                            -                  569,691

PAGE

     The Plan's investments were administered by Central Carolina Bank & Trust Company, N.A. through June 1995 and by First Union National Bank from July 1995 through December 31, 1995. During the years ended December 31, 1995, 1994 and 1993, the Plan had the following net appreciation (depreciation) in its investments (including investments bought and sold during the year):

                                                      1995               1994              1993

Fidelity Magellan Fund - FUNB administered         $  608,841               -                 -
Fidelity Magellan Fund - CCB administered             548,252           (246,171)           454,382
Common stocks - Rose's Stores, Inc.
  non-voting Class B                                  (15,218)           (51,354)          (878,689)
Wachovia Bond/Biltmore Fixed
  Income Fund                                            -               (42,397)             7,193
Bond Fund of America                                   27,549            (27,698)              -
American Balanced Fund                                 11,494               (906)              -
U.S. Government obligations                           203,552               -                  -
FUNB Stable Investment Fund                           663,061               -                  -
FUNB Diversified Bond Fund                            141,380               -                  -
Invesco Total Return Fund                             251,756               -                  -
Fidelity Advisor Growth Opportunities
    Fund                                              350,623               -                  -
Templeton Growth Fund                                  25,456               -                  -
Evergreen Fund                                        296,676               -                  -
                                                   $3,113,422           (368,526)          (417,114)

(5)  Loans to Participants

     The Plan permits participants to borrow 50% of their account balance, up to $50,000. These loans must be repaid through payroll deductions over a period not to exceed four and one-half years. Prior to January 1, 1993, the interest rate to be paid on the amounts borrowed was equal to the average interest rate of the Home Equity Loan Rate at the five major commercial banks in the area at the time of the loan. The interest rate for monies borrowed in 1993 and later was equal to the average prime rate at the sponsor's banks, plus one percent. At December 31, 1995 and 1994, there were $526,492 and $569,691 in loans outstanding, respectively. These loans bear interest at rates ranging from 7.0% to 11.5% and are due at various dates through 2000.

(6)  Related Party Transactions

     The Plan owned 93,956 shares of Rose's Stores, Inc. non-voting Class B stock at December 31, 1994. The stock was purchased at prevailing market prices. The Plan received no dividends from Rose's Stores, Inc. during the three year period ended December 31, 1995.

     All expenses of the Plan were paid by the plan sponsor, Rose's Stores, Inc., in 1994 and 1993. In 1995 the Plan paid the investment management fees and the sponsor paid the administrative fees.

PAGE

(7)  Federal Income Taxes

     The Internal Revenue Service issued its latest determination letter on May 7, 1993 which stated that the Plan and its underlying trust qualify under the applicable provisions of the Internal Revenue Code and the trust is therefore exempt from federal income taxes. The Plan and its underlying trust have been amended due to a merger of the Rose's Stores, Inc. Profit Sharing and Variable Investment Plans. The amended Plan documents have been submitted to the Internal Revenue Service for a letter of determination that the Plan continues to qualify under applicable provisions of the Internal Revenue Code. In the opinion of the Plan Administrator, the Plan and its underlying trust have operated within the terms of the Plan and trust and remain qualified and tax exempt, respectively.

(8)  Subsequent Events

     On March 1, 1996, the Plan's sponsor and Fred's, Inc. ("Fred's") entered into a letter of intent (the "Letter of Intent"), providing for the acquisition by merger of Rose's by Fred's. Fred's is a publicly traded retailer that operates approximately 200 stores in the southeastern United States. The Letter of Intent provides that the merger is subject to the execution of a definitive agreement and to the occurrence or (to the extent permitted by the definitive merger agreement or applicable law) waiver of a number of conditions, including the approval of the stockholders of Rose's and Fred's.

     The effect of the merger on the Plan is unknown at the present time.

(9)  Reconciliation to Form 5500

     The accompanying financial statements have been prepared on an accrual basis and show employee contributions receivable of $81,228 as a component of net assets available for plan benefits and as part of the employee contributions in the statements of changes in net assets available for plan benefits, while Form 5500 has been prepared on a cash basis and does not reflect this amount. Certain amounts in the statements of changes in net assets available for plan benefits have been classified differently between the financial statements and the Form 5500. These reclassifications have not affected the increase in net assets available for plan benefits.
PAGE

                                                                   Schedule 1
                     ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                            (FORMERLY VARIABLE INVESTMENT PLAN)

                 Item 27a - Schedule of Assets Held for Investment Purposes

                                     December 31, 1995


 Par value   Identity of party and                  Maturity                                                  Market
 or units    description of assets                   date                       Cost                           value

101,039.79   Mutual fund investment:
               Fidelity Magellan Fund                  -                    $ 8,825,168                      9,178,526

923,208.99   *FUNB Stable Investment Fund              -                     17,316,476                     17,875,534
136,355.82   Fidelity Advisor Growth
               Opportunities Fund                      -                      4,360,729                      4,692,184
113,275.00   Invesco Total Return Fund                 -                      2,389,681                      2,591,194
 55,466.74   Templeton Growth Fund                     -                      1,053,207                      1,077,849
 45,950.70   *Evergreen Fund                           -                        703,272                        758,347

526,492.00   Loans to participants with
               interest rates ranging from
               7 to 11.5% with payments
               due through 2000                        -                        526,492                        526,492

             Bond funds:
100,556.15     *FUNB - Diversified Fund                -                      2,000,354                      2,133,998

             U.S. Government obligations:
8,020,000      United States Treasury Bills            1-25-96                7,999,549                      7,999,549
9,409,000      United States Treasury Bills            5-30-96                8,999,603                      9,189,841

                 Total assets held for investment
                   purposes                                                 $54,174,531                     56,023,514

*Denotes party-in-interest.

PAGE

                                                                   Schedule 2
                      ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                             (FORMERLY VARIABLE INVESTMENT PLAN)

                       Item 27d - Schedule of Reportable Transactions (1)

                                 Year ended December 31, 1995

                                                                                      Aggregate
                                                                                        cost
                                         Aggregate               Aggregate            of assets                 Net
                                          purchase                 selling              sold or              realized
Identity of party and                      price                    price             distributed              gain
description of assets                     (2) (3)                  (2) (3)                (2)                 (loss)

BB&T - Variable Rate Deposits           $   583,508               5,668,322            5,668,322                -
Employee Benefit Money Market Fund          671,529                 717,229              717,229                -
The Bond Fund of America                     48,134                 543,122              539,527               3,595
Rose's Stable Income Fund                23,100,802              10,868,869           10,776,518              92,351
Diversified Bond Fund                     2,388,027                 841,955              838,368               3,587
Invesco Total Return Fund                 2,611,112                 353,562              340,339              13,223
Fidelity Advisor Growth Opportunities
Fund (A shares)                           4,839,846                 492,201              479,193              13,008
Templeton Growth Fund I                   1,180,642                 128,250              127,435                 815
Evergreen Fund (Y shares)                   776,960              52,027,832           51,786,231             241,601
Fidelity Magellan Fund                    7,190,282               2,671,016            2,368,928             302,088
United States Treasury Bill, due
January 26, 1996                          7,999,549                    -                    -                   -
United States Treasury Bill, due
May 30, 1996                              8,999,603                    -                    -                   -

(1) This schedule presents transactions in any security where the aggregate of such transactions in that security exceeds five percent of plan assets at January 1, 1995.

(2) The value of securities at the time of purchase or sale is the market value.

(3) Brokerage commissions are included in purchase prices and deducted from sales proceeds.