Form 10-Q
period 1996-07-27
ROSES STORES INC
filed 1996-09-10
CIK 85149

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.  20549

  (Mark One)
    (X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended July 27, 1996

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

       As of August 1, 1996, of the 10,000,000 shares of common stock delivered to First Union National Bank of North Carolina ("FUNB"), as Escrow Agent, pursuant to the Modified and Restated First Amended Joint Plan of Reorganization, 8,332,078 of such shares of common stock are outstanding. The remaining 675,841 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved. If all pending claims are resolved adversely to the Company, approximately 8,624,622 shares of common stock will be outstanding. If all pending claims are resolved in accordance with the Company's records, approximately 8,607,599 shares of common stock will be outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof or the effect of negotiated settlements made for amounts in excess of amounts shown in the Company's records. To the extent that escrowed shares of common stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.
PAGE

                                 ROSE'S STORES, INC.

                            PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
       (Amounts in thousands except per share amounts)

       The following summary of financial information of Rose's Stores, Inc. (the "Company"), which is unaudited, reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the information presented. Beginning in May 1995, the statements of operations and cash flows reflect the application of Fresh-Start accounting as described in the Company's annual report on Form 10-K for the year ended January 27, 1996, and therefore are not comparable to the prior year. The balance sheet reflects the application of Fresh Start accounting beginning April 1995.

                                ROSE'S STORES, INC.
                        STATEMENTS OF OPERATIONS (Unaudited)
                  (Amounts in Thousands Except Per Share Amounts)

                                                    For the Thirteen Weeks Ended
                                                    July 27, 1996      July 29, 1995
Revenue:
  Gross sales                                      $      165,844           168,488
  Leased department sales                                   5,679             5,764
  Net sales                                               160,165           162,724
  Leased department income                                  1,160             1,178
    Total revenue                                         161,325           163,902
Costs and Expenses:
  Cost of sales                                           123,089           122,471
  Selling, general and administrative                      39,579(a)         40,596
  Depreciation and amortization                              (616)             (791)
  Interest                                                  1,979             1,718
    Total costs and expenses                              164,031           163,994

Net Earnings (Loss)                                $       (2,706)              (92)
Net Earnings (Loss) Per Share                      $         (.31)             (.01)
Weighted Average Shares                                     8,625             8,625


(a) Included in 1996 selling, general and administrative costs is a second quarter write-off of $914 of prepaid bank fees related to the former financing agreement (see "ITEM 2. Management's Discussion and Analysis).

       See notes to financial statements

                                        ROSE'S STORES, INC.
                                STATEMENTS OF OPERATIONS (Unaudited)
                          (Amounts in Thousands Except Per Share Amounts)

                                                    Successor        Successor         Predecessor
                                                   Twenty-Six        Thirteen            Thirteen
                                                   Weeks Ended      Weeks Ended        Weeks Ended
                                                  July 27, 1996    July 29, 1995    April 29, 1995
Revenue:
  Gross sales                                     $    320,270           168,488           159,407
  Leased department sales                                9,960             5,764             5,117
  Net sales                                            310,310           162,724           154,290
  Leased department income                               2,240             1,178             1,114
    Total revenue                                      312,550           163,902           155,404
Costs and Expenses:
  Cost of sales                                        236,129           122,471           116,838
  Selling, general and administrative                   76,398(a)         40,596            35,486
  Depreciation and amortization                         (1,288)             (791)            1,812
  Interest                                               3,365             1,718               726
    Total costs and expenses                           314,604           163,994           154,862

Earnings (Loss) before reorganization
   benefit (expense)                                    (2,054)              (92)              542
Reorganization benefit (expense) (Note 1)                 -                 -               (3,847)
Fresh start revaluation                                   -                 -              (17,432)
Loss before extraordinary item                          (2,054)              (92)          (20,737)
Extraordinary item - gain on debt discharge               -                 -               90,924
Net earnings (loss) (Note 2)                      $     (2,054)              (92)           70,187
Earnings (Loss) per share before
   extraordinary item (Note 3)                    $       (.24)             (.01)            (1.11)
Net Earnings (Loss) per share (Note 3)            $       (.24)             (.01)             3.74
Weighted average shares (Note 3)                         8,625             8,625            18,758

(a) Included in 1996 selling, general and administrative costs is a second quarter write-off of $914 of prepaid bank fees related to the former financing agreement (see "ITEM 2. Management's Discussion and Analysis).

       See notes to financial statements

PAGE

                                          ROSE'S STORES, INC.
                                            BALANCE SHEETS
                                        (Amounts in thousands)

                                                               July 27,     January 27,     July 29,
                                                                1996           1996           1995
                                                             (Unaudited)     (Audited)    (Unaudited)
Assets
 Current Assets
   Cash and cash equivalents                                $      232           593            641
   Accounts receivable                                          10,681         7,209         10,646
   Inventories                                                 179,848       153,190        178,551
   Other current assets                                          4,174         4,706          6,661
     Total current assets                                      194,935       165,698        196,499

 Property and Equipment, at cost,
     less accumulated depreciation and amortization              7,066         5,122          1,566
 Other Assets                                                      565           424           -
                                                            $  202,566       171,244        198,065
Liabilities and Stockholders' Equity
 Current Liabilities
   Short-term debt                                          $   66,546        33,673         72,094
   Bank drafts outstanding                                        -            9,530          3,498
   Accounts payable                                             36,761        23,845         26,717
   Accrued salaries and wages                                    6,610         7,456          7,169
   Pre-petition liabilities                                      4,554         4,632          2,980
   Other current liabilities                                    11,701        11,396         12,576
     Total current liabilities                                 126,172        90,532        125,034

Excess of Net Assets Over Reorganization Value,
  Net of Amortization                                           23,621        25,371         31,221
Reserve for Income Taxes                                        12,673        12,673           -
Deferred Income                                                    727           974          1,312
Other Liabilities                                                  867         1,134          5,590

Stockholders' Equity
  Common Stock, authorized 50,000 shares;
    issued 8,332 at 7/27/96; 8,158 at 1/27/96
    (Note 1)                                                    35,000        35,000         35,000
  Preferred Stock, authorized 10,000 shares;
    none issued                                                   -             -              -
  Paid-in capital                                                1,159         1,159           -
  Retained earnings                                              2,347         4,401            (92)
    Total stockholders' equity                                  38,506        40,560         34,908
                                                            $  202,566       171,244        198,065

See notes to financial statements

PAGE

                                         ROSE'S STORES, INC.
                                STATEMENTS OF CASH FLOWS (Unaudited)
                                        (Amounts in thousands)

                                                     Successor        Successor         Predecessor
                                                    Twenty-Six        Thirteen            Thirteen
                                                    Weeks Ended      Weeks Ended        Weeks Ended
                                                   July 27, 1996    July 29, 1995    April 29, 1995

Cash flows from operating activities:
Net earnings (loss)                                  $    (2,054)            (92)            70,187
Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                           (1,288)           (791)             1,812
  (Gain) loss on disposal of property
    and equipment                                             (2)             (1)                (1)
  LIFO expense (credit)                                     -               -                  (364)
  Write-off of prepaid bank fees                             914            -                  -
  Fresh-Start revaluation and debt discharge                -               -               (73,492)
Cash provided by (used in) assets and liabilities:
  (Increase) decrease in accounts receivable              (3,472)         (1,411)              (630)
  (Increase) decrease in inventories                     (26,658)          6,578            (40,291)
  (Increase) decrease in other current
    and non-current assets                                  (523)          1,555             (3,620)
  Increase (decrease) in accounts payable                 12,916         (10,925)            14,361
  Increase (decrease) in other liabilities                  (487)            579             (2,142)
  Increase (decrease) in reserve for
    store closings                                           (21)         (3,401)            (1,108)
  Increase (decrease) in deferred income                    (247)           (169)              (201)
  Increase (decrease) in accumulated PBO                    (200)             30                  7
  Net cash provided by (used in)
    operating activities                                 (21,122)         (8,048)           (35,482)

Cash flows from investing activities:
  Purchases of property and equipment                     (2,339)         (1,575)              (510)
  Proceeds from disposal of property
    and equipment                                              2               1                  5
Net cash used in investing activities                     (2,337)         (1,574)              (505)
Cash flows from financing activities:
  Net activity on line of credit                          32,873          13,440             58,654
  Net activity on debtor-in-possession facility             -               -                  (600)
  Payments on pre-petition secured debt                     -               -               (26,423)
  Payments of unsecured priority
    and administrative claims                                (78)         (1,372)            (1,593)
  Principal payments on capital leases                      (167)           (163)              (281)
  Increase (decrease) in bank drafts outstanding          (9,530)         (2,264)             5,502
Net cash provided by (used in)
  financing activities                                    23,098           9,641             35,259

Net increase (decrease) in cash                             (361)             19               (728)
Cash and cash equivalents at beginning of period             593             622              1,350
Cash and cash equivalents at end of period         $         232             641                622
Supplemental disclosure of additional non-cash
  investing and financing activities:
  Retirement of net book value of assets in reserve
    for store closings                             $        -               -                   623

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

       Since emergence, distributions of the common stock, no par value, of the Company (the "Common Stock") have been made to holders of Allowed Class 3 Unsecured Claims (as defined in the Plan) in accordance with the provisions of the Plan. As a result of distributions of the Common Stock pursuant to the Plan, as of August 1, 1996, the Company had 8,332 shares of Common Stock outstanding of the 10,000 shares of Common Stock which were delivered pursuant to the Plan on the Effective Date to First Union National Bank of North Carolina ("FUNB") as escrow agent. In addition, as of August 1, 1996, and pursuant to the provisions of the Plan, 992 shares have reverted to the Company from escrow and have been retired.

       The remaining 676 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved.

       The disputed Class 3 claims which remained unresolved at August 1, 1996 were primarily claims of landlords with respect to leases which were rejected during the course of the Chapter 11 proceeding and general liability claims being resolved under an alternative dispute resolution program established by the Bankruptcy Court. If all pending claims are resolved adversely to the Company, approximately 293 additional shares of Common Stock will be issued and outstanding, and there will be a total of approximately 8,625 shares of Common Stock issued and outstanding. If all pending claims are resolved in accordance with the Company's records and/or position as to such claims, approximately 276 additional shares of Common Stock will be issued, and there will be a total of approximately 8,608 shares of Common Stock issued and outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof or the effect of negotiated settlements made for amounts in excess of amounts shown in the Company's records. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

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

       Under the New Equity Compensation Plan, nonqualified stock options to purchase 313 shares of Common Stock were outstanding on July 27, 1996. The option price per share is $2.875 for one half of the shares and $5.750 for the remainder of the shares issuable upon the exercise of such options. The options vest over a three year period (unless earlier vested by reason of certain acceleration events, including a change of control of the Company). One half of the options expire five years from the date of issuance and the remainder seven years from the date of issuance.

       The exercise of outstanding stock options and warrants would not result in a dilution of earnings per share and are excluded from the calculation of earnings per share.

(2) If the Company had emerged from Chapter 11 at the beginning of fiscal 1995, the application of Fresh Start accounting would have resulted in net earnings on a pro forma basis of approximately $498 for the twenty-six weeks ended July 29, 1995.

(3) Accounts receivable is net of an allowance for doubtful accounts of $289 as of July 27, 1996; $398 as of January 27, 1996 and $2,571 as of
       July 29, 1995.

(4) The operating results presented herein are not necessarily indicative of the operating results for a full year due to seasonal factors, among other reasons.

(5) The Fresh Start revaluation of $17,432 reflects the net expense to record assets at their fair values and liabilities at their present values in accordance with the provisions of Statement of Postion 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", and to reduce noncurrent assets below their fair values for the excess of the fair values of assets over the reorganization value. The extraordinary gain of $90,924 represents the gain on debt discharge for liabilities subject to settlement under the Plan.

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

(7) Certain information concerning benefits (expenses) resulting from the Company's reorganization are as follows:

                                                      Successor      Successor       Predecessor
                                                     Twenty-six      Thirteen         Thirteen
                                                     Weeks Ended    Weeks Ended      Weeks Ended
                                                    July 27, 1996  July 29, 1995    April 29, 1995
DIP financing fees, amortization and expenses       $       -              -              (1,342)
Estimated professional fees                                 -              -              (2,318)
Other reorganization costs and expenses                     -              -                (187)
  TOTAL REORGANIZATION EXPENSE                      $       -              -              (3,847)

(8) Certain reclassifications were made to 1995 balances to conform to the 1996 presentation. These reclassifications have no effect on stockholders' equity.

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

To facilitate a better comparison of the Company's operating results for the periods presented, the following discussion of the results of operations is presented on a pro forma basis (as described below) for the twenty-six weeks ended July 29, 1995. The combined historical statement of operations for the thirteen weeks ended April 29, 1995 (Predecessor) and thirteen weeks ended July 29, 1995 (Successor), are not included in the discussion due to the lack of comparability caused by the adoption of Fresh Start accounting at the end of the first quarter of 1995. Certain items in the Successor's pro forma statement of operations are not affected by Fresh Start adjustments and are comparable to the historical combined results of the Predecessor and the Successor.

The pro forma statement of operations gives effect to the transactions occurring in conjunction with the Plan as if the Effective Date had occurred, and such transactions had been consummated, on January 29, 1995. The statement of operations has been adjusted to reflect: the reduction in depreciation and amortization expense due to the write-off of property and equipment, and property under capital leases; reclassification of DIP interest from reorganization costs to interest expense; the elimination of all reorganization costs; amortization of excess net assets over reorganization value; the effects of changing to the accrual method for advertising; the reversal of LIFO credits; the accrual of additional shrinkage; and the recording of an appropriate income tax expense.

Pro Forma Results of Operations (Unaudited)

The following table sets forth the results of operations for the thirteen and twenty-six weeks ended July 27, 1996, and July 29, 1995:

(Amounts in thousands, except
per share amounts.)

                                           Thirteen Weeks Ended          Twenty-six Weeks Ended
                                       July 27, 1996  July 29, 1995   July 27, 1996  July 29, 1995
                                         Historical     Pro Forma       Historical     Pro Forma
Revenue:
 Gross sales                           $  165,844         168,488         320,270       327,895 (a)
 Leased department sales                    5,679           5,764           9,960        10,881 (a)
 Net sales                                160,165         162,724         310,310       317,014 (a)
 Leased department income                   1,160           1,178           2,240         2,292 (a)
   Total revenue                          161,325         163,902         312,550       319,306

Costs and Expenses:
 Cost of sales                            123,089         122,471         236,129       238,078
 Selling, general and administrative       39,579          40,596          76,398        78,601
 Depreciation and amortization               (616)           (791)         (1,288)       (1,591)
 Interest                                   1,979           1,718           3,365         3,414
   Total costs and expenses               164,031         163,994         314,604       318,502

Earnings (Loss) Before Income Taxes        (2,706)            (92)         (2,054)          804
 Income taxes                                -                (34)           -              306
Net Earnings (Loss)                        (2,706)            (58)         (2,054)          498
Earnings (Loss) Per Share                    (.31)(b)        (.01)(b)        (.24)(b)      0.06 (b)
Weighted Average Shares                     8,625 (b)       8,625 (b)       8,625 (b)     8,625 (b)

(a) The pro forma amounts represent the combination of the Successor's historical amounts with the Predecessor's historical amounts. See statements of operations included in the historical financial statements.

(b) The number of shares used in the earnings (loss) per share calculations is 8,625, the number of shares that will be issued and outstanding if all pending claims are resolved adversely to the Company. If all pending claims are resolved in accordance with the Company's records, 8,608 shares will be issued and outstanding. Currently, 8,332 shares are outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof or the effect of negotiated settlements made for amounts in excess of amounts shown in the Company's records. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

Revenue

The Company reported sales for the second quarter of 1996 of $165,844, a decrease of $2,644, or 1.6%, from the second quarter of 1995, and year-to-date sales were $320,270, a decrease of $7,625, or 2.3%, from the comparable
period of the prior year.   The decline in sales was primarily attributable to
a decline in sales on a comparable store basis of .5% for the quarter and 1.3% year-to-date, together with the decrease in the number of stores (105 in 1996 as compared to 106 in 1995).

Costs and Expenses

Cost of sales as a percent of net sales was 76.9% for the second quarter and 75.3% for the comparable period of the prior year. Year-to-date cost of sales as a percent of net sales was 76.1% for 1996 and 75.1% (pro forma) for the comparable period of the prior year. The increase in the cost of sales as a percent of net sales for the quarter of 1.6% was due primarily to an increase in promotional markdowns (1.0%) and to a lower initial markon (.5%). The increase in the year-to-date cost of sales as a percent of net sales of 1.0% was also due to an increase in promotional markdowns.

Selling, general and administrative expenses ("SG&A") as a percent of net sales for the second quarter were 24.7% in 1996 and 24.9% for the comparable quarter of the prior year. Year-to-date SG&A expenses as a percentage of sales were 24.6% in 1996 and 24.8% in 1995 (pro forma). The decrease was due primarily to additional realignment of corporate and administrative costs during the first quarter of 1996, which were offset by a second quarter write-off of $914 related to a former financing facility (see "Liquidity and Capital Resources").

On a pro forma basis, reorganization costs for 1995 would not have been incurred. The actual reorganization costs in 1995 of $3,847 included professional fees, DIP fees and expense amortizations, and other expenditures related to the Chapter 11 filing. No reorganization costs were incurred subsequent to the first quarter of 1995.

The fresh start revaluation of $17,432 reflected the net expense to record assets at their fair values and liabilities at their present values in accordance with the provisions of SOP 90-7 and to reduce noncurrent assets below their fair values for the excess of the fair values of assets over the reorganization value. The extraordinary gain of $90,924 represented the gain on debt discharge for liabilities subject to settlement under reorganization proceedings.

Liquidity and Capital Resources

On May 23, 1996, the Company entered into a new financing arrangement with Foothill Capital, Inc. and PPM Finance, Inc., as co-agents. The financing is a $120,000 three-year revolving credit facility (the "Credit Facility") with a letter of credit sublimit in the aggregate principal amount of $40,000. The Credit Facility is secured by a perfected first priority lien and security interest in all of the assets of the Company and replaced the Company's former revolving credit agreement which would have expired in two years. As a result of closing the Credit Facility, $914 of prepaid bank fees related to the former financing agreement were written off in the second quarter of 1996 and included in SG&A.

The interest rate on the direct borrowings under the Credit Facility is the prime rate plus 1.375%, with a minimum rate of 7% payable monthly. The fee on outstanding letters of credit is 1.5% payable monthly. Although there are no compensating balances required, the Company is required to pay a fee of .375% per annum on the average unused portion of the Credit Facility. Borrowing availability is based upon certain eligible inventory times a borrowing base percentage that varies by month. Under the Credit Facility, trade suppliers which extend credit to the Company will continue to be supported by a $5,000 letter of credit and a subordinated lien of $15,000 in the real estate properties of the Company which expire April 29, 1997.

The Credit Facility includes certain financial covenants and financial maintenance tests, including those related to minimum working capital and current ratios, capital expenditures limitations, maximum total liabilities to tangible net worth, and minimum tangible net worth which are measured quarterly. The Company was in compliance with these covenants as of July 27, 1996. In addition, there is a requirement that cumulative net losses after May 31, 1996 shall not exceed $10,000. The Credit Facility also includes restrictions on the incurrence of additional liens and indebtedness, a prohibition on paying dividends, and, except under certain conditions, prepayment penalties.

As of August 31, 1996, under the Credit Facility, the Company had $82,466 outstanding in short-term borrowings, $13,550 in outstanding letters of credit and unused availability of $13,551. The Company's management believes that the Company's current financing arrangement and cash flows are adequate to meet its liquidity needs.

The Company invested $1,479 in cash for property and equipment in the second quarter of 1996 compared to $1,575 invested in the second quarter of 1995.

Year-to-date cash investment in property and equipment was $2,339 in 1996 compared to $2,085 in 1995 (combined Successor and Predecessor). The 1996 expenditures were primarily for store remodeling and new computer software. The 1995 expenditures were primarily for store improvements, new softline fixtures, and new computer software.

Cash used in operating activities, primarily to fund inventory levels, was $8,163 in the second quarter of 1996, and $21,122 year-to-date. Cash used in operating activities during 1995 was $8,048 in the second quarter and $43,530 year-to-date (combined Successor and Predecessor).

Subsequent Event

On August 20, 1996, the Company and Fred's, Inc. announced that the previously announced merger agreement providing for the acquisition of the Company by Fred's, Inc., had been terminated. As a result of such termination, prepaid costs relating to the proposed merger of approximately $485 as of July 27, 1996, as well as additional costs incurred subsequent to July 27, 1996, will be written-off during the Company's third quarter.

                             PART II.  OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K

             (a)   10.1   Termination Agreement dated as of August 20, 1996
                          between the Company, Fred's, Inc., and FR Acquistion
                          Corp.

             (b) The Company filed the following reports on Form 8-K during the quarter covered by this report:

                   (i)    Report on Form 8-K dated May 8, 1996, reporting under
                          Item 5 the definitive merger agreement regarding the acquisition of the Company by Fred's, Inc.

                   (ii) Report on Form 8-K dated August 20, 1996, reporting under Item 5 the termination of the merger agreement providing for the acquisition of the Company by Fred's, Inc.
PAGE

                                    SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ROSE'S STORES, INC.


Date:  September 10, 1996                    By /s/ R. Edward Anderson
                                                R. Edward Anderson
                                                President,
                                                Chief Executive Officer


Date:  September 10, 1996                    By /s/ Jeanette R. Peters
                                                Jeanette R. Peters
                                                Senior Vice President,
                                                Chief Financial Officer