Form 10-Q
period 1996-10-26
ROSES STORES INC
filed 1996-12-10
CIK 85149

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.  20549

  (Mark One)
    (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended October 26, 1996

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

    As of November 25, 1996, of the 10,000,000 shares of common stock delivered to First Union National Bank of North Carolina ("FUNB"), as Escrow Agent pursuant to the Modified and Restated First Amended Joint Plan of Reorganization, 8,459,932 of such shares of common stock are outstanding. The remaining 542,941 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved. If all pending claims are resolved adversely to the Company, approximately 8,632,463 shares of common stock will be outstanding. If all pending claims are resolved in accordance with the Company's records, approximately 8,602,173 shares of common stock will be outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof or the effect of negotiated settlements made for amounts in excess of amounts shown in the Company's records. To the extent that escrowed shares of common stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

                               ROSE'S STORES, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
      (Amounts in thousands except per share amounts)

      The following summary of financial information of Rose's Stores, Inc. (the "Company"), which is unaudited, reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the information presented. Beginning in May 1995, the statements of operations and cash flows reflect the application of Fresh Start accounting as described in the Company's annual report on Form 10-K for the year ended January 27, 1996. The balance sheet reflects the application of Fresh Start accounting beginning April 1995.



                                       ROSE'S STORES, INC.
                               STATEMENTS OF OPERATIONS (Unaudited)
                         (Amounts in Thousands Except Per Share Amounts)

                                                             For the Thirteen Weeks Ended
                                                          October 26, 1996   October 28, 1995
Revenue:
  Gross sales                                             $       160,796            162,937
  Leased department sales                                           4,907              4,995
  Net sales                                                       155,889            157,942
  Leased department income                                          1,124              1,140
    Total revenue                                                 157,013            159,082
Costs and Expenses:
  Cost of sales                                                   116,813            119,900
  Selling, general and administrative                              37,757 (a)         38,858
  Depreciation and amortization                                      (568)              (857)
  Interest                                                          2,563              1,956
    Total costs and expenses                                      156,565            159,857

Net Earnings (Loss)                                       $           448               (775)
Net Earnings (Loss) Per Share                             $           .05              (0.09)
Weighted Average Shares                                             8,632              8,632

(a) Included in 1996 selling, general and administrative costs is a third quarter charge of $657 related to the formerly announced merger agreement which was terminated on August 20, 1996.


See notes to financial statements.
PAGE

                                       ROSE'S STORES, INC.
                               STATEMENTS OF OPERATIONS (Unaudited)
                         (Amounts in Thousands Except Per Share Amounts)

                                                        Successor                  Predecessor
                                              Thirty-Nine        Twenty-Six         Thirteen
                                              Weeks Ended        Weeks Ended       Weeks Ended
                                            October 26, 1996   October 28, 1995   April 29, 1995
Revenue:
  Gross sales                               $     481,066            331,425           159,407
  Leased department sales                          14,867             10,759             5,117
  Net sales                                       466,199            320,666           154,290
  Leased department income                          3,364              2,318             1,114
    Total revenue                                 469,563            322,984           155,404
Costs and Expenses:
  Cost of sales                                   352,942            242,371           116,838
  Selling, general and administrative             114,155 (a)         79,454            35,486
  Depreciation and amortization                    (1,856)            (1,648)            1,812
  Interest                                          5,928              3,674               726
    Total costs and expenses                      471,169            323,851           154,862

Earnings (Loss) Before Reorganization
   Benefit (Expense)                               (1,606)              (867)              542
Reorganization Benefit (Expense)                     -                  -               (3,847)
Fresh Start Revaluation                              -                  -              (17,432)
Loss Before Extraordinary Item                     (1,606)              (867)          (20,737)
Extraordinary Item - Gain on Debt Discharge         -                   -               90,924
Net Earnings (Loss)                         $      (1,606)              (867)           70,187
Earnings (Loss) Per Share Before
   Extraordinary Item                       $        (.19)             (0.10)            (1.11)
Net Earnings (Loss) Per Share               $        (.19)             (0.10)             3.74
Weighted Average Shares                             8,632              8,632            18,758


(a) Included in 1996 selling, general and administrative costs is a second quarter charge of $914 of prepaid bank fees related to the former financing agreement; and a third quarter charge of $657 related to the formerly announced merger agreement which was terminated on August 20, 1996.

See notes to financial statements.
PAGE

                                        ROSE'S STORES, INC.
                                          BALANCE SHEETS
                                      (Amounts in thousands)


                                                           October 26,   January 27,    October 28,
                                                              1996          1996            1995
                                                           (Unaudited)    (Audited)     (Unaudited)
Assets
 Current Assets
   Cash and cash equivalents                              $      582          593             609
   Accounts receivable                                        20,192        7,209          18,867
   Inventories                                               200,054      153,190         200,206
   Other current assets                                        3,774        4,706           3,815
     Total current assets                                    224,602      165,698         223,497
 Property and Equipment, at cost
   Less accumulated depreciation and amortization              7,638        5,122           3,647
 Other Assets                                                    458          424            -
                                                          $  232,698      171,244         227,144
Liabilities and Stockholders' Equity
 Current Liabilities
   Short-term debt                                        $   95,743       33,673          81,657
   Bank drafts outstanding                                     3,657        9,530           5,161
   Accounts payable                                           35,507       23,845          35,441
   Accrued salaries and wages                                  4,879        7,456           4,915
   Pre-petition liabilities                                    4,261        4,632           5,327
   Other current liabilities                                  13,042       11,396          14,388
     Total current liabilities                               157,089       90,532         146,889

 Excess of Net Assets Over Reorganization Value,
   Net of Amortization                                        22,747       25,371          39,073
 Reserve for Income Taxes                                     12,673       12,673            -
 Deferred Income                                                 533          974           1,143
 Other Liabilities                                               702        1,134           5,906

 Stockholders' Equity
   Common Stock, authorized 50,000 shares;
     issued 8,460 at 10/26/96; 8,158 at 1/27/96
     (Note 1)                                                 35,000       35,000          35,000
   Preferred Stock, authorized 10,000 shares;
     none issued                                                -            -               -
   Paid-in capital                                             1,159        1,159            -
   Retained earnings (accumulated deficit)                     2,795        4,401            (867)
     Total stockholders' equity                               38,954       40,560          34,133
                                                          $  232,698      171,244         227,144

See notes to financial statements.
PAGE

                                        ROSE'S STORES, INC.
                                STATEMENT OF CASH FLOWS (Unaudited)
                                      (Amounts in thousands)

                                                           Successor                 Predecessor
                                                   Thirty-Nine      Twenty-Six        Thirteen
                                                   Weeks Ended      Weeks Ended      Weeks Ended
                                               October 26, 1996   October 28, 1995  April 29, 1995
Cash flows from operating activities:
Net earnings (loss)                               $    (1,606)            (867)          70,187
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                        (1,855)          (1,648)           1,812
  (Gain) loss on disposal of property
    and equipment                                          (1)              (2)              (1)
  LIFO expense (credit)                                  -                -                (364)
  Write-off of prepaid bank fees                          914             -                -
  Write-off of merger costs                               657             -                -
  Reversal of severance reserve                          (130)            -                -
  Fresh start revaluation and debt discharge             -                -             (73,492)
Cash provided by (used in) assets and liabilities:
  (Increase) decrease in accounts receivable          (12,983)         (10,834)            (630)
  (Increase) decrease in inventories                  (46,864)         (15,077)         (40,291)
  (Increase) decrease in other current
    and non-current assets                               (573)           4,401           (3,620)
  Increase (decrease) in accounts payable              11,662           (2,201)          14,361
  Increase (decrease) in other liabilities               (712)            (743)          (2,142)
  Net cash increase (decrease) in reserve for
    store closings                                       (163)          (2,524)          (1,108)
  Increase (decrease) in deferred income                 (441)            (338)            (201)
  Increase (decrease) in accumulated PBO                 (300)              92                7
Net cash provided by (used in) operating
  activities                                          (52,395)         (29,741)         (35,482)

Cash flows from investing activities:
  Purchases of property and equipment                  (3,219)          (3,327)            (510)
  Proceeds from disposal of property
    and equipment                                           2                2                5
Net cash provided by (used in) investing
  activities                                           (3,217)          (3,325)            (505)

Cash flows from financing activities:
  Net activity on lines of credit                      62,070           23,003           58,654
  Payments of DIP Facility                               -                -                (600)
  Payments on pre-petition secured debt                  -                -             (26,423)
  Payments of unsecured claims                           (371)          (1,768)          (1,593)
  Principal payments on capital lease
    obligations                                          (225)            (255)            (281)
  Increase (decrease) in bank drafts outstanding       (5,873)            (601)           5,502
  Other                                                  -              12,674             -
Net cash provided by (used in) financing
  activities                                           55,601           33,053           35,259

Net decrease in cash                                      (11)             (13)            (728)
Cash and cash equivalents at beginning of period          593              622            1,350
Cash and cash equivalents at end of period        $       582              609              622

  Non cash activities in closed store reserve:
    Retirement of net book value of assets                 -                17              623

See notes to financial statements.

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

      Since emergence, distributions of the common stock, no par value, of the Company (the "Common Stock") have been made to holders of Allowed Class 3 Unsecured Claims (as defined in the Plan) in accordance with the provisions of the Plan. As a result of distributions of the Common Stock pursuant to the Plan, as of November 25, 1996, the Company had 8,460 shares of Common Stock outstanding of the 10,000 shares of Common Stock which were delivered pursuant to the Plan on the Effective Date to First Union National Bank of North Carolina ("FUNB") as escrow agent.
      In addition, as of November 25, 1996, and pursuant to the provisions of the Plan, 997 shares have reverted to the Company from escrow and have been retired.

      The remaining 543 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved.

      The disputed Class 3 claims which remain unresolved at November 25, 1996 were primarily claims of landlords with respect to leases which were rejected during the course of the Chapter 11 proceeding and general liability claims being resolved under an alternative dispute resolution program established by the Bankruptcy Court. If all pending claims are resolved adversely to the Company, approximately 172 additional shares of Common Stock will be issued and outstanding, and there will be a total of approximately 8,632 shares of Common Stock issued and outstanding. If all pending claims are resolved in accordance with the Company's records and/or position as to such claims, approximately 142 additional shares of Common Stock will be issued, and there will be a total of approximately 8,602 shares of Common Stock issued and outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof or the effect of negotiated settlements made for amounts in excess of amounts shown in the Company's records. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

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

      Under the New Equity Compensation Plan, nonqualified stock options to purchase 296 shares of Common Stock were outstanding on October 26, 1996. The option price per share is $2.875 for one half of the shares and $5.750 for the remainder of the shares issuable upon the exercise of such options. The options vest over a three year period (unless earlier vested by reason of certain acceleration events, including a change of control of the Company). One half of the options expire five years from the date of issuance and the remainder seven years from the date of issuance.

      The exercise of outstanding stock options and warrants would not result in a dilution of earnings per share and are excluded from the calculation of earnings per share.

(2) If the Company had emerged from Chapter 11 at the beginning of fiscal 1995, the application of Fresh Start accounting would have resulted in net earnings on a pro forma basis of approximately $18 for the thirty-nine weeks ended October 28, 1995.

(3) Accounts receivable are net of an allowance for doubtful accounts of $320 as of October 26, 1996; $398 as of January 27, 1996 and $3,642 as
      of October 28, 1995.

(4) The operating results presented herein are not necessarily indicative of the operating results for a full year due to seasonal factors, among other reasons.

(5) The Fresh Start revaluation of $17,432 reflects the net expense to record assets at their fair values and liabilities at their present values in accordance with the provisions of Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", and to reduce noncurrent assets below their fair values for the excess of the fair values of assets over the reorganization value. The extraordinary gain of $90,924 represents the gain on debt discharge for liabilities subject to settlement under the Plan.
PAGE

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

(7) Certain information concerning benefits (expenses) resulting from the Company's reorganization are as follows:

                                                          Successor                 Predecessor
                                                 Thirty-Nine       Twenty-Six         Thirteen
                                                 Weeks Ended       Weeks Ended       Weeks Ended
                                             October 26, 1996  October 28, 1995  April 29, 1995


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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands)

General

On May 1, 1995, the Company announced that it had satisfied all conditions required under its plan of reorganization and had emerged from Chapter 11 of the United States Bankruptcy Code on April 28, 1995 (the "Effective Date"). In accordance with SOP 90-7, the Company adopted Fresh Start accounting. Under Fresh Start accounting, a new reporting entity was created, and the Company was required to adjust its assets and liabilities to reflect their estimated fair market value at the Effective Date, which reduced depreciation and amortization related to property and equipment and created a deferred credit, excess of net assets over reorganization value, which is being amortized over 8 years.

At the same time, the Company made certain reclassifications between gross margin and expenses and changed the method of accruing certain expenses between periods. In addition, as a result of the Company's emergence, reorganization expense and income taxes recognized by the Company prior to April 28, 1995 are not comparable to amounts, if any, recognized subsequent to the Effective Date.

To facilitate a better comparison of the Company's operating results for the periods presented, the following discussion of the results of operations is presented on a pro forma basis (as described below) for the thirty-nine weeks ended October 28, 1995. The combined historical statements of operations for the thirteen weeks ended April 29, 1995 (Predecessor) and twenty-six weeks ended October 28, 1995 (Successor) are not included in the discussion due to the lack of comparability caused by the adoption of Fresh Start accounting at the end of the first quarter of 1995. Certain items in the Successor's pro forma statement of operations are not affected by Fresh Start adjustments and are comparable to the historical combined results of the Predecessor and the Successor.

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

Pro Forma Results of Operations (Unaudited)

The following table sets forth the results of operations for the thirteen and thirty-nine weeks ended October 26, 1996, and October 28, 1995:

(Dollar amounts in thousands,
except per share amounts.)

                                          Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                        October 26,   October 28,    October 26,   October 28,
                                           1996          1995           1996         1995
                                        Historical    Pro Forma      Historical    Pro Forma
Revenue:
 Gross sales                          $  160,796        162,937        481,066      490,832 (b)
 Leased department sales                   4,907          4,995         14,867       15,876 (b)
 Net sales                               155,889        157,942        466,199      474,956 (b)
 Leased department income                  1,124          1,140          3,364        3,432 (b)
   Total revenue                         157,013        159,082        469,563      478,388

Costs and Expenses:
 Cost of sales                           116,813 (a)    119,900        352,942 (a)  357,978
 Selling, general and administrative      37,757         38,858        114,155      117,458
 Depreciation and amortization              (568)          (857)        (1,856)      (2,447)
 Interest                                  2,563          1,956          5,928        5,370
   Total costs and expenses              156,565        159,857        471,169      478,359

Earnings (Loss) Before Income Taxes          448           (775)        (1,606)          29
 Income taxes                               -              (295)          -              11
Net Earnings (Loss)                          448           (480)        (1,606)          18
Earnings (Loss) Per Share                   0.05 (c)      (0.06)(c)       0.19 (c)      -   (c)
Weighted Average Shares                    8,632 (c)      8,632 (c)      8,632 (c)    8,632 (c)

PAGE

(a) Included in 1996 selling, general and administrative costs is a second quarter charge of $914 of prepaid bank fees related to the former financing agreement; and a third quarter charge of $657 related to the formerly announced merger agreement which was terminated on August 20, 1996.

(b) The pro forma amounts represent the combination of the Successor's historical amounts with the Predecessor's historical amounts. See statements of operations included in the historical financial statements.

(c) The number of shares used in the earnings (loss) per share calculations is 8,632, the number of shares that will be issued and outstanding if all pending claims are resolved adversely to the Company. If all pending claims are resolved in accordance with the Company's records, 8,602 shares will be issued and outstanding. Currently, 8,460 shares are outstanding. The foregoing estimates do not include any additional shares that may be issued with respect to late-filed claims which the Bankruptcy Court may allow which have not been filed as of the date hereof or the effect of negotiated settlements made for amounts in excess of amounts shown in the Company's records. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

Revenue

The Company reported sales for the third quarter of 1996 of $160,796, a decrease of $2,141, or 1.3%, from the third quarter of 1995, and year-to-date sales were $481,066, a decrease of $9,766, or 2.0%, from the comparable period of the prior year. The decline in sales was due primarily to a decline in sales on a comparable store basis of .8% for the quarter and 1.2% year-to-date, together with the decrease in the number of stores (105 in 1996 as compared to 106 in 1995).

Costs and Expenses

Cost of sales as a percent of net sales was 74.9% for the third quarter and 75.9% for the comparable period of the prior year. Year-to-date cost of sales as a percent of net sales was 75.7% for 1996 and 75.4% (pro forma) for the comparable period of the prior year. The decrease in the cost of sales as a percent of net sales for the quarter of 1.0% was due primarily to an increase in the initial markon (1.0%). For the third quarter, higher markdowns were offset by lower shrinkage. The increase in the year-to-date cost of sales as a percent of net sales of .3% was due to an increase in promotional markdowns (.7%) which was reduced by a higher initial markon (.4%).

Selling, general and administrative expenses ("SG&A") as a percent of net sales for the third quarter were 24.2% in 1996 and 24.6% for the comparable quarter of the prior year. Year-to-date SG&A expenses as a percentage of sales were 24.5% in 1996 and 24.7% in 1995 (pro forma). The decrease was due primarily to additional realignment of corporate and administrative costs during the first quarter of 1996, which were offset by a second quarter charge of $914 related to a former financing facility and a third quarter charge of $657 related to the formerly announced merger agreement which was terminated on August 20, 1996 (See "Liquidity and Capital Resources"). In addition, income of $130 was recognized in the third quarter from the reversal of the unused portion of a severance reserve. The Company had accrued a severance reserve of $1,170 as of January 27, 1996, for the costs associated with a downsizing completed in the first quarter of 1996.

On a pro forma basis, reorganization costs for 1995 would not have been incurred. The actual reorganization costs in the first quarter of $3,847 included professional fees, DIP fees and expense amortizations, and other expenditures related to the Chapter 11 filing. No reorganization costs have been incurred subsequent to the first quarter of 1995.

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

The interest rate on the direct borrowings under the Credit Facility is the prime rate plus 1.375%, with a minimum rate of 7% payable monthly. The fee on outstanding letters of credit is 1.5% payable monthly. Although there are no compensating balances required, the Company is required to pay a fee of .375% per annum on the average unused portion of the Credit Facility. Borrowing availability is based upon certain eligible inventory times a borrowing base percentage that varies by month. Under the Credit Facility, trade suppliers which extend credit to the Company will continue to be supported by a $5,000 letter of credit and a subordinated lien of $15,000 in the real estate properties of the Company, which letter of credit and lien expire April 29, 1997.

The Credit Facility includes certain financial covenants and financial maintenance tests, including those related to minimum working capital and current ratios, capital expenditures limitations, maximum total liabilities to tangible net worth, and minimum tangible net worth which are measured quarterly. In addition, there is a requirement that cumulative net losses after May 31, 1996 shall not exceed $10,000. The Credit Facility also includes restrictions on the incurrence of additional liens and indebtedness, a prohibition on paying dividends, and, except under certain conditions, prepayment penalties. The Company is in compliance with these covenants.

As of November 30, 1996, under the Credit Facility, the Company had $88,299 outstanding in short-term borrowings, $11,389 in outstanding letters of credit and unused availability of $12,931. The Company's management believes that the Company's current financing arrangement and cash flows are adequate to meet its liquidity needs.

The Company invested $880 in cash for property and equipment in the third quarter of 1996 compared to $1,752 invested in the third quarter of 1995. Year-to-date cash investment in property and equipment was $3,219 in 1996 compared to $3,837 in 1995 (combined Successor and Predecessor). The 1996 expenditures were primarily for store remodeling and new computer software. The 1995 expenditures were primarily for store improvements, new apparel fixtures, and new computer software.

Cash used in operating activities, primarily to fund inventory levels, was $31,273 in the third quarter of 1996, and $52,395 year-to-date. Cash used in operating activities during 1995 was $21,693 in the third quarter and $65,223 year-to-date (combined Successor and Predecessor).

Other

On August 20, 1996, the Company and Fred's, Inc. announced that the previously announced merger agreement providing for the acquisition of the Company by Fred's, Inc., had been terminated. As a result of such termination, prepaid costs relating to the proposed merger of $657 were written-off during the Company's third quarter.
PAGE

                          PART II.  OTHER INFORMATION

ITEM 4:  Submission of Matters to a Vote of Security Holders

Certain resolutions relating to a proposed acquisition of the Company by Fred's, Inc. were submitted to a vote of stockholders during the fiscal quarter ended October 26, 1996. On August 20, 1996, the Company and Fred's, Inc. announced the termination of the merger agreement providing for the acquisition. As a result of the termination of the merger agreement, Rose's special stockholders' meeting, which had been called to consider the merger agreement, was canceled.

The Company's Annual Meeting of Stockholders was held on November 20, 1996. At the meeting, the following matters were approved:

      (1) All nominees for directors listed in the proxy statement, relating to such meeting were elected by a vote in favor of such elections of at least 4,833,189.

      (2) The resolution to confirm the appointment of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the current year was approved by a vote of 4,839,379 shares voting in favor of, and 28,373 shares voting against the resolution.

The total number of shares of the common stock, no par value, of the Company which were issued, outstanding and entitled to vote at the meeting was 8,437,987.

ITEM 6:  Exhibits and Reports on Form 8-K

       (a)  10.1  Termination Agreement dated as of August 20, 1996 between the Company, Fred's, Inc., and FR Acquisition Corp.

       (b) The Company filed the following current reports on Form 8-K during the quarter covered by this report:

                  (i) Report on Form 8-K dated August 20, 1996, reporting under Item 5 the termination of the merger agreement providing for the acquisition of the Company by Fred's, Inc.
PAGE

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ROSE'S STORES, INC.


Date:  December 10, 1996                   By
                                              R. Edward Anderson
                                              President,
                                              Chief Executive Officer





Date:  December 10, 1996                   By
                                              Jeanette R. Peters
                                              Senior Vice President,
                                              Chief Financial Officer