Form 10-K
period 1997-01-25
ROSES STORES INC
filed 1997-04-25
CIK 85149

SECURITIES AND EXCHANGE COMMISSION

                                               WASHINGTON, D. C. 20549

                                                       FORM 10-K

                          (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE SECURITIES EXCHANGE ACT OF 1934

                                 For the fiscal year ended January 25, 1997


                                                      OR

                         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                           Commission File No 0-631

                                              ROSE'S STORES, INC.
                         (Exact name of registrant as specified in its charter)

                   Delaware                                     56-0382475
           (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)                 Identification Number)

                                             218 S. Garnett Street
                                             Henderson, NC  27536
                           (Address and zip code of principal executive offices)

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

                              (continued from previous page)

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   X         No

    As of March 12, 1997, of the 10,000,000 shares of common stock delivered to First Union National Bank of North Carolina ("FUNB"), as Escrow Agent, pursuant to the Modified and Restated First Amended Joint Plan of Reorganization, the Company has 8,571,964 shares of common stock outstanding. The remaining 430,909 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved. If all pending claims are resolved adversely to the Company, approximately 8,660,179 shares of common stock will be outstanding. If all pending claims are resolved in accordance with the Company's records, approximately 8,613,609 shares of common stock will be outstanding. To the extent that escrowed shares of common stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

    As of March 31, 1997, the aggregate market value of common stock held by non-affiliates of the Company (assuming all pending claims are resolved adverse-ly to the Company) was approximately $15,300,000.


                           DOCUMENTS INCORPORATED BY REFERENCE

       Incorporated Document                        Location in Form 10-K

Portions of Registrant's definitive                 Part III, Items 10, 11,
Proxy Statement to be filed in                      12 and 13
connection with the Annual Meeting
of Shareholders to be held June 26,
1997.
PAGE

PART I

ITEM 1:  BUSINESS

         (a)  General Development of Business

    Rose's* was organized in 1915 as a family partnership consisting of Paul H. Rose and his wife, Emma M. Rose, who together opened a "5-10-25 cent" store in Henderson, North Carolina. By 1927, when there were 28 stores, the business was incorporated in the state of Delaware under the name of "Rose's 5, 10 & 25 cent Stores, Inc." In 1962, the name was changed to "Rose's Stores, Inc." Over the years, Rose's has opened stores of a larger size. As a result, Registrant's business has evolved from a chain of 5, 10 & 25 cent stores to a chain of general merchandise discount stores.

    On September 5, 1993, Rose's filed a voluntary petition for Relief under Chapter 11, Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of North Carolina (the "Bankruptcy Court"). The Company's Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") was approved by Order of the Bankruptcy Court on April 24, 1995. On April 28, 1995, the Plan became effec-tive. Details of the bankruptcy proceedings are discussed in Note 1 to the Company's Financial Statements included elsewhere herein.

         (b) Industry Segments Registrant's business does not include industry segments as defined under the Act.

         (c)  Narrative Description of Business

    At the end of its last fiscal year, Registrant was operating 105 retail stores in a region extending from Delaware to Georgia and westward to the Mississippi Valley. All store buildings are leased. The stores range in size from 24,000 square feet to 72,000 square feet. During the year, Rose's did not open or close any stores. Rose's has closed one store subsequent to year-end and plans to open two new stores in 1997. The new stores will average 26,000 square feet.

    Registrant currently operates one class of stores, known as "ROSES". The stores carry a wide range of general merchandise and popularly priced consumer goods, such as clothing, shoes, household furnishings, small appliances, toiletries, cosmetics, sporting goods, automobile accessories, food, yard and garden products, electronics and occasional furniture. Registrant operates all of the departments in its stores including the leased shoe departments.


* Reference in this Annual Report on Form 10-K to "Rose's," the "Registrant," or the "Company" shall mean Rose's Stores, Inc.

PAGE

    Sales are primarily for cash, although credit cards such as MASTERCARD, VISA and DISCOVER are honored. During the past fiscal year, credit card sales amounted to approximately 14% of gross sales. Store sales are directly affected by general economic conditions in the areas where the stores are located, as well as by consumer spending and disposable income.

    Merchandising Inventories are purchased in two principal ways. The Company's buyers purchase and distribute merchandise to the various stores, and to a lesser extent the store managers purchase merchandise for their individual stores from listings and sources approved by the Company's buyers. Rose's purchases from a large number of suppliers and sells to a large number of customers and does not believe that the loss of any one customer or supplier would have a material adverse effect on the Company. Rose's does not engage in any material research activities and has no plans for new product lines.

    The Company has an agreement with an independent contractor to sell shoes within the Company's stores. The Company receives a percentage of the sales under the agreement which expires July 30, 1998.

    Distribution Approximately 15% of the Company's merchandise is shipped directly to stores from suppliers, and 85% is shipped to stores from Rose's distribution and consolidating facilities located in Henderson, North Carolina. The majority of trailers used in shipping are owned by Rose's; the majority of tractors are leased.

    Seasonal Aspects of Operations Rose's business is highly seasonal and directly influenced by general economic conditions in its operating area. The Christmas season is the period of highest sales volume. During the past fiscal year, a total of approximately 23% of the year's gross sales were made in the months of November and December combined.

    Competition Rose's business is intensely competitive. Rose's Stores com-pete directly with chains such as Wal-Mart, Kmart, Target, and Hills, and with independently owned stores. At the end of the fiscal year, 91% of Rose's Stores faced competition from these stores. Wal-Mart and Kmart and more recently Target and Hills have been opening or expanding stores in the areas in which Rose's stores are located. Of the Company's 105 stores, 14 faced new competi-tors' openings or expansions in 1996, compared to 28 stores in 1995 and 10 stores in 1994. In 1997, the Company expects to have 5 stores facing new com-petition. There is also competition from grocery stores, drug chains and home improvement centers. In addition, other distribution channels, such as telemar-keting and catalogs also compete with the Registrant's stores.

    Associates* Rose's employed, on a full-time or part-time basis, approximately 8,800 persons at fiscal year-end. Rose's considers its relations with its associates to be good.



* Persons employed by Rose's Stores, Inc.
PAGE

ITEM 2:  PROPERTIES

    The following table shows the geographical distribution of the 105 Rose's stores in operation on January 25, 1997:

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

    During the fiscal year which ended January 25, 1997, Rose's opened no new stores and closed no stores. The Registrant occupies approximately 5,437,000 total square feet of store space (including office, stockroom, and other non-selling areas), or an average of 51,780 per store. The Registrant has closed one store subsequent to year-end and plans to open two new stores in 1997. The new stores will average 26,000 square feet. Rose's currently leases all store space under long-term leases which are normally for initial terms of 15 to 20 years with one or more five-year renewal options. (See Leased Assets and Lease Commitments, Note 15, to the Financial Statements for additional information about the Registrant's commitments under the terms of its long-term leases.)
The two new stores will operate under three year leases with renewal options.

    Following is a table of the number of stores opened, closed and remodeled in the last five years:

                                                     1996             1995            1994            1993           1992

Number of stores at the
  beginning of year                                   105              113             172             217            232
Stores opened                                          -                -               -               -              -
Stores closed                                          -                (8)            (59)            (45)           (15)
Number of stores at the
  end of year                                         105              105             113             172            217

Remodeled stores                                       19               15              -               21              7

    Most of the stores' fixtures are owned by the Registrant. The remaining fixtures are manufacturers' racks that are supplied by vendors. Most of the electronic equipment located in the stores, including point of sale equipment, is owned by the Registrant.

    The Registrant owns its Executive and Buying Offices, its 860,300 square foot central warehouse, an additional warehouse containing 134,400 square feet, a 31,000 square foot graphic productions building and a 30,000 square foot data center, all of which are located in Vance County, North Carolina. The Registrant also leases facilities in Henderson, North Carolina for offices (approximately 30,000 square feet). The Registrant also owns a 78,000 square foot warehouse in Henderson, North Carolina, which is leased to a third party. Subsequent to year-end, the Registrant terminated the lease with respect to approximately 6,000 square feet of office space.

    On May 21, 1996, the Company entered into a new financing arrangement with Foothill Capital, Inc. and PPM Finance, Inc. as co-agents. The financing is a $120,000,000 three-year revolving credit facility (the "Credit Facility") with a letter of credit sublimit in the aggregate principal amount of $40,000,000. The Credit Facility is secured by a perfected first priority lien and security interest in all of the assets of the Company and replaced the Company's former revolving credit agreement which would have expired in two years. Under the Credit Facility, trade suppliers which extend credit to the Company are support-ed by a $5,000,000 letter of credit and a subordinated lien of $15,000,000 in the real estate properties of the Company, which letter of credit and subordina-ted lien expire April 29, 1997. The Company plans to extend or replace this security package. The Credit Facility includes certain restrictive covenants which the Company was in compliance with at January 25, 1997. (See Debt, Note 7, to the Financial Statements for additional information about the Regis-trant's financing agreement.)

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

    No matters were submitted to stockholders during the fourth quarter of the fiscal year.
PAGE

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

INVESTOR INFORMATION

    Rose's new common stock was delivered to First Union National Bank of North Carolina as Escrow Agent on April 28, 1995, pursuant to the Modified and Restat-ed First Amended Joint Plan of Reorganization (the "Plan") for distribution on allowed claims of unsecured creditors and to officers of the Company pursuant to a consummation bonus plan approved by order of the Bankruptcy Court on February 14, 1995. Rose's stock is listed on the Nasdaq National Market System ("NASDAQ"; symbol "RSTO"). Rose's had 2,846 stockholders of record of common stock on April 3, 1997. High and low prices of the Company's common stock, as reported on NASDAQ, are shown in the table below:

                                     Fiscal Year                                        Thirty-Nine Weeks
                                Ended January 25, 1997                                Ended January 27, 1996
                                 High                     Low                          High                    Low
1st Quarter                      2  3/32                 1  5/16                        NA                     NA
2nd Quarter                      2  1/8                  1 11/16                       3 3/8                  1 57/64
3rd Quarter                      1 27/32                 1  1/2                        3 1/4                  1  5/8
4th Quarter                      1 31/32                 1  1/2                        2 5/16                 1  1/2

    On the effective date of the Plan, all shares of the Company's pre-emergence Voting Common Stock and Non-voting Class B Stock were canceled pursuant to the Plan. The stockholders of record of such stock as of such date became entitled to receive their prorata share of 4,285,714 warrants to purchase the newly issued common stock of the Company. One warrant was issued for every 4.377 shares of pre-emergence Voting Common Stock or Non-voting Class B Stock and allows the holder to purchase one share of the new common stock. See Stock-holders' Equity, Note 11, to the Financial Statements for additional informa-tion. The warrants are listed on NASDAQ (symbol "RSTOW"). High and low prices of the warrants from the first day listed (October 31, 1995), as reported on NASDAQ, are shown on the table below:

                                     Fiscal Year                                        Thirty-Nine Weeks
                                Ended January 25, 1997                                Ended January 27, 1996
                                 High                     Low                          High                    Low

1st Quarter                        1/4                      1/32                        NA                     NA
2nd Quarter                        1/4                      1/8                         NA                     NA
3rd Quarter                        1/8                      1/32                         5/16                   3/16
4th Quarter                        3/32                     1/32                         1/4                    1/16

    There were no dividends paid in 1996 and 1995. The Registrant is restricted from paying dividends under the terms of its financing facility.
PAGE

ITEM 6: SELECTED FINANCIAL DATA

(Dollars in thousands except per share amounts)
(Not covered by Independent Auditors' Report)

                                                 Thirty-Nine  |    Thirteen
                                                 Weeks Ended  |   Weeks Ended
                                Fiscal Year      January 27,  |    April 29,                 Fiscal Years
                                    1996             1996     |       1995            1994          1993            1992
                                                              |
Net sales                       $  641,884          524,397   |      154,290         731,926     1,203,223       1,362,243
Leased department income             4,647            3,784   |        1,114           5,288         8,707           9,816
Earnings (loss) before                                        |
  reorganization expense,                                     |
  fresh-start revaluation,                                    |
  income taxes, and                                           |
  extraordinary items                1,370            5,484   |          542           6,617       (27,069)        (59,509)
Reorganization expense(b)             -                -      |       (3,847)        (57,899)      (39,138)           -
Fresh-Start revaluation(c)            -                -      |      (17,432)           -             -               -
Earnings (loss) before                                        |
  cumulative effect of                                        |
  accounting change and                                       |
  extraordinary items                1,294            4,401   |      (20,737)        (51,282)      (66,207)        (58,560)
Cumulative effect of                                          |
  accounting change(d)                -                -      |         -               -             -             (5,031)
Extraordinary items                                           |
  Gain on debt                                                |
    discharge(e)                      -                -      |       90,924            -             -               -
  Loss on early extinguishment                                |
    of debt(f)                        (914)            -      |         -               -             -               -
Net earnings (loss)(g)                 380            4,401   |       70,187         (51,282)      (66,207)        (63,591)
Per Share Results                                             |
  Earnings (loss) before                                      |
    cumulative effect of                                      |
    accounting change and                                     |
    extraordinary items               0.15             0.51   |        (1.11)          (2.73)        (3.53)          (3.14)
  Net earnings (loss)                 0.04             0.51   |         3.74           (2.73)        (3.53)          (3.41)
Cash dividends                        -                -      |         -               -             -               -
Total assets                       160,322          171,244   |      204,561         183,186       308,105         337,040
Excess of net assets over                                     |
  reorganization value              21,872           25,371   |       32,201            -             -               -
Reserve for income                                            |
  taxes(h)                          12,996           12,673   |         -               -             -               -
Long-term obligations                1,079            2,108   |        (i)             (i)           (i)            83,433

(a) In accordance with Fresh-Start Reporting, the Company adjusted its assets and liabilities to reflect their estimated fair market value at the Effective Date, and made certain reclassifications between gross margin and expenses and changed the method of accruing certain expenses between periods (See Note 2 to the Financial Statements). Accordingly, the selected financial data above for the thirty-nine weeks ended January 27, 1996 is not comparable in material respects to such data for prior periods. Furthermore, the Company's results of operations for the period prior to reorganization are not necessarily indicative of results of operations that may be achieved in the future.

PAGE

(b) Reorganization costs include the DIP facility fee amortization and expenses, professional fees and other reorganization costs. Additionally, included in the reorganization expense for 1994 is a provision of $43,000 for the costs of closing 59 stores in May 1994 and realigning corporate and administrative costs. Included in the reorganization expense for 1993 is a provision of $39,500 for the costs of closing 43 stores in January 1994. Offsetting the 1993 expense is a reversal of prior reserves for closings due to the anticipated rejections of closed store leases.

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

(e) The extraordinary item - gain on debt discharge represents the extinguish-ment of liabilities subject to settlement under reorganization proceedings in accordance with the Plan.

(f) The extraordinary item - loss on early extinguishment of debt represents the deferred financing costs of the previous facility which were written off as a result of the Company obtaining a new financing facility.

(g) Included in 1996 net earnings is a charge of $657 related to a merger agree-ment which was terminated on August 20, 1996, a charge of $207 for the reserve for a store closing in 1997 and income of $1,397 resulting from the settlement of pre-petition liabilities. Included in 1995 earnings is a gain of $4,701 which represents the effect of canceling a postretirement healthcare benefit, a charge of $1,170 for severance costs, and a gain of $586 on the sale of a store lease.

(h) During 1995, the Company filed for and received a federal refund of $16,898 to carry back losses described in Section 172(f) of the Internal Revenue Code. Additionally, during 1996 the Company filed a $10,620 refund claim under Section 172(f), which is currently being evaluated by the IRS. Section 172(f) is an area of tax law without substantial legal precedent or guidance. The IRS may challenge the Company's ability to carry back such a substantial portion of losses under this provision. Accordingly, assurances cannot be made as to the Company's entitlement to all of these claims. Consequently, an income tax re-serve has been set up in the amount of the refund already received net of the collection expenses which will be reimbursed if the Company's position does not withstand any such challenge and the refund is reversed.

(i) Not comparable for the thirteen weeks ended April 29, 1995, and the fiscal years 1994 and 1993, the majority of the amounts comprising this item have been reclassed to liabilities subject to settlement under reorganization proceedings. PAGE

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

(Dollars in thousands except per share amounts)

Results of Operations

    The following table sets forth for the periods indicated the percentage which each item listed relates to net sales:

                                                                        Fiscal Years
                                                     % to Net         1995(a)        % to Net                      % to Net
                                      1996             Sales          Pro forma        Sales           1994          Sales
Revenue:
  Gross sales                        $661,684           103.1%         700,325(b)       103.2%         756,356        103.3%
  Leased department sales              19,800             3.1           21,638(b)         3.2           24,430          3.3
  Net sales                           641,884           100.0          678,687(b)       100.0          731,926        100.0
  Leased department income              4,647             0.7            4,898(b)         0.7            5,288          0.7
    Total revenue                     646,531           100.7          683,585          100.7          737,214        100.7
Costs and Expenses:
  Cost of sales                       489,450            76.3          519,727           76.6          555,087         75.8
  Selling, general and
    administrative                    150,143            23.4          153,900           22.7          160,346         21.9
  Depreciation and
    amortization                       (2,378)           (0.4)          (3,349)          (0.5)           9,257          1.3
  Interest                              7,946             1.2            6,927            1.0            5,907          0.8
    Total costs and expenses          645,161           100.5          677,205           99.8          730,597         99.8
Earnings (loss) before
  reorganization expense,
  income taxes, and
  extraordinary item                    1,370             0.2            6,380            0.9            6,617          0.9
Reorganization expense (a)               -                 -              -                -           (57,899)        (7.9)
Earnings (loss) before income
 taxes and extraordinary item           1,370             0.2            6,380            0.9          (51,282)        (7.0)
Income taxes                               76             0.0            1,272            0.2             -              -
Earnings (loss) before
  extraordinary item                    1,294             0.2            5,108            0.7          (51,282)        (7.0)
Extraordinary item - loss on early
  extinguishment of debt                 (914)            0.1             -                -              -              -
Net earnings (loss)                  $    380             0.1%           5,108            0.7%         (51,282)        (7.0)%

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

(b) The Successor's proforma amounts represent the combination of the Succes-sor's historical amounts with the Predecessor's historical amounts. See State-ments of Operations included in the historical financial statements.
PAGE

Chapter 11 Proceedings

   On September 5, 1993, the Company filed a voluntary Petition for Relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Eastern District of North Carolina (the "Bankruptcy Court") Case No. 93-01365-5-ATS.

   Technical modifications to the Company's First Amended Joint Plan of Reorgan-ization (which was confirmed by the Bankruptcy Court on December 14, 1994) were approved by orders of the Bankruptcy Court dated February 3, 1995 and February 13, 1995 and a Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") was approved by order of the Bankruptcy Court on April 24, 1995. On May 1, 1995, the Company announced that it had satisfied all conditions required under its plan of reorganization and had emerged from Chap-ter 11 of the United States Bankruptcy Code on April 28, 1995 (the "Effective Date").

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

    To facilitate a better comparison of the Company's operating results for the periods presented, the following discussion is based on the results of opera-tions which are presented on a pro forma basis (as described below) for 1995. The combined historical statements of operations for the thirteen weeks ended April 29, 1995 (Predecessor) and thirty-nine weeks ended January 27, 1996 (Successor), are not included in the discussion due to the lack of comparability caused by the adoption of fresh-start reporting at the end of the first quarter. Certain items in the Successor's pro forma statements of operations are not affected by fresh-start adjustments and are comparable to the historical com-bined results of the Predecessor and the Successor.

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

    The Company reported sales in 1996 of $661,684, a decrease of $38,641 or
5.5% from 1995.   The decline in sales was due primarily to a decline in sales on a comparable store basis of 5.0%. Same store sales were negatively affected by the Company's program in the fourth quarter of running less intensive promotions thereby improving the gross margin rate.

    In 1995, the Company reported sales of $700,325, a decrease of $56,031 or 7.4% from fiscal 1994. The closings of 7 stores in May 1995 and 1 store in October 1995 were the reasons for a significant portion of the sales decrease. Same store sales for 1995 decreased 1.5% from 1994. Same store sales in 1995 were negatively affected by poor weather at the beginning of the year, a change in layaway promotions, and by a poor Christmas selling season for retailers in general.

    In 1994, the Company reported sales of $756,356, a decrease of $489,341 or 39.3% from fiscal 1993. The closing of 43 stores in January 1994 and 59 stores in May 1994 were the reasons for the sales decrease. Same store sales for 1994 increased 1.2% from 1993.

    Sales have been adversely affected over the last three years as a result of new competition. Wal-Mart and Kmart and more recently Target and Hills have been opening or expanding stores in the areas in which Rose's stores are located. Of the 105 stores open in 1996, 14 faced new competitors' openings or expansions, compared to 28 in 1995 and 10 in 1994. In 1997, the Company expects to have 5 stores facing new competition.

    Inflation has had little effect on the Company's operations in the last three years.

Costs and Expenses

    In 1996, the cost of sales as a percent of sales decreased .3% from the 1995 pro forma percent to sales. This was due primarily to (i) lower shrinkage resulting in a decrease of the cost of sales rate by .1%, (ii) decreased markdowns resulting in a decrease in the rate by .2%, and (iii) an increase in the initial markon resulting in a decrease in the rate by .1%. These decreases in the cost of sales were offset somewhat by a decrease in advertising co-op income resulting in an increase of .1% in the 1996 cost of sales.

   In 1995, the pro forma cost of sales as a percent of sales increased .8% from the 1994 percent to sales. This was due primarily to (i) higher shrinkage resulting in an increase of the cost of sales rate by .8%, (ii) increased markdowns resulting in an increase in the rate by .5%, and (iii) no LIFO credit was recorded in 1995 resulting in an increase in the cost of sales rate by .7%. These increases in the cost of sales were offset somewhat by the reclassifica-tion of advertising co-op income and cash discounts to cost of sales resulting in a decrease of 1.1% in the 1995 cost of sales.

    In 1994, the cost of sales as a percent of sales decreased 1.7% from the 1993 percent to sales. This was due to (i) higher markup decreasing the cost of sales rate by .7%, (ii) lower shrinkage resulting in a decrease of the rate by 1.1%, and (iii) LIFO credit decreasing the rate by .6%. These improvements were offset by higher markdowns and increases in freight costs.

    Selling, general and administrative (SG&A) expenses as a percent of sales were 23.4% in 1996, 22.7% in 1995 (pro forma), and 21.9% in 1994. The 1996 SG&A included a charge of $657 related to a merger agreement with Fred's, Inc., which was terminated on August 20, 1996, and a $207 charge for the reserve for a store closing in 1997. Also included in 1996 SG&A, is income of $1,397 resulting from the settlement of pre-petition tax claims (See "Other") and some pre-petition workers' compensation insurance claims.

    The 1995 pro forma SG&A increase as a percentage of sales was due in part to the reclassification of advertising co-op and cash discounts from SG&A to gross margin and to the decline in 1995 sales. Included in 1995 SG&A, is a gain of $4,701 which represents the effect of canceling a postretirement healthcare benefit, a charge of $1,170 for severance costs related to a downsizing on February 23, 1996, of approximately 175 positions in the home office, distribution and store operations support staff, and a gain of $586 on the sale of a store lease.

    The decrease in 1994 SG&A is due in part to the realignment of corporate and administrative costs as well as a reduction in store expenses.

   The Company made the decision in the first quarter of 1994 to close 59 stores and realign corporate and administrative costs accordingly. A charge of $43,000 relating to these closings is included in the 1994 reorganization expenses of $57,899. The reserve remaining at the end of 1994 was adequate to cover the costs of closing an additional seven stores in May 1995.

    Interest expense for 1996 was $7,946. Interest for 1995 pro forma and 1994 including the interest on the DIP facility was $6,927 and $9,352, respectively. Interest expense increased 14.7% in 1996 due primarily to increased amortization of deferred financing costs and other interest. Interest expense decreased 25.9% in 1995 (pro forma), and 29.6% in 1994 (including DIP interest), primarily due to payments made to pre-petition secured lenders. Generally, under the Bankruptcy Code, interest on pre-petition claims ceases accruing upon the filing of a petition unless the claims are collateralized by an interest in property with value exceeding the amount of debt. The Bankruptcy Court ordered the Company to make monthly adequate protection payments to its Pre-petition Secured lenders which were booked as interest.

Other

    The Internal Revenue Service has examined the Company's federal income tax returns for the years 1988 through 1991, and claims arising from those examinations have been settled. The provision for these claims made in prior years was reduced by $397 during 1996 to the amount of the settled claim. Federal net operating loss carryovers for fiscal years subsequent to January 1992 are subject to future adjustments, if any, by the IRS. All state income and franchise tax returns for taxable years ending prior to fiscal 1993 are not subject to adjustment, primarily because of the application of certain facets of bankruptcy law.

    During 1995, the Company filed for and received a federal refund of $16,898 to carry back losses described in Section 172(f) of the Internal Revenue Code. Additionally, during 1996 the Company filed a $10,620 refund claim under Section 172(f), which is currently being evaluated by the IRS. Section 172(f) is an area of tax law without substantial legal precedent or guidance. The IRS may challenge the Company's ability to carry back such a substantial portion of losses under this provision. Accordingly, assurances cannot be made as to the Company's entitlement to all of these claims. Consequently, an income tax reserve has been set up in the amount of the refund already received net of the collection expenses which will be reimbursed if the Company's position does not withstand any such challenge and the refund is reversed.

Liquidity and Capital Resources

    On May 21, 1996, the Company entered into a new financing arrangement with Foothill Capital, Inc. and PPM Finance, Inc., as co-agents. The financing is a $120,000 three-year revolving credit facility (the "Credit Facility") with a letter of credit sublimit in the aggregate principal amount of $40,000. The Credit Facility is secured by a perfected first priority lien and security interest in all of the assets of the Company and replaced the Company's former revolving credit agreement which would have expired in two years. As a result of closing the Credit Facility, a loss on early extinguishment of debt of $914 in prepaid bank fees related to the former facility was recognized as an extraordinary item.

    The interest rate on the direct borrowings under the Credit Facility is the prime rate plus 1.375% (9.625% at January 25, 1997), with a minimum rate of 7% payable monthly. The fee on outstanding letters of credit is 1.5% payable monthly. Although there are no compensating balances required, the Company is required to pay a fee of .375% per annum on the average unused portion of the Credit Facility. Borrowing availability is based upon certain eligible inventory times a borrowing base percentage that varies by month. Under the Credit Facility, trade suppliers which extend credit to the Company are support-ed by a $5,000 letter of credit and a subordinated lien of $15,000 in the real estate properties of the Company which expire April 29, 1997. The Company plans to extend or replace this security package.

    The Credit Facility includes certain financial covenants and financial maintenance tests, including those related to minimum working capital and cur-rent ratios, capital expenditures limitations, maximum total liabilities to tangible net worth, and minimum tangible net worth which are measured quarterly. In addition, there is a requirement that cumulative net losses after May 31, 1996 shall not exceed $10,000. The Credit Facility also includes restrictions on the incurrence of additional liens and indebtedness, a prohibition on paying dividends, and, except under certain conditions, prepayment penalties. The Company is in compliance with these covenants as of January 25, 1997. The Company's management believes that the Company's current financing arrangement is adequate to meet its liquidity needs.

    On April 28, 1995 (the "Effective Date"), the Company closed on its exit financing loan (which was replaced on May 21, 1996, see above), thereby satisfying the last condition of the Plan and emerged from bankruptcy. The exit financing was a $125,000 (subsequently amended to $110,000, see below) three-year revolving credit facility (the "Facility") with a letter of credit sublimit in the aggregate principal amount of $40,000 with the First National Bank of Boston and The CIT Group/Business Credit, Inc., (the "Banks") as facility agents. The Facility was secured by a perfected first priority lien and securi-ty interest in all of the assets of the Company. The interest rate on the Fa-cility was either (a) the Banks' base rate plus 1.5% payable monthly or (b) a LIBOR rate plus 3.75% payable at the expiration of the LIBOR loan, depending on which option the Company chose. Although there were no compensating balances required, the Company was required to pay a fee of .5% per annum on the average unused portion of the Facility. Borrowing availability was based upon certain eligible inventory times a borrowing base percentage that varied by month. Under the Facility, trade suppliers which extended credit to the Company were support-ed by a $5,000 letter of credit and subordinated lien of $15,000 in the real estate properties of the Company which expired April 30, 1996 (extended to April 29, 1997).

    The Facility included certain financial covenants and financial maintenance tests, including those relating to earnings before interest, taxes, depreciation and amortization (EBITDA), debt service coverage, capital expenditures limitations, minimum stockholders' equity, and minimum/maximum inventory levels, which were measured quarterly. The Facility also included restrictions on the incurrence of additional liens and indebtedness; a requirement that the Facility be paid down to certain levels for 30 consecutive days between December 1st and February 15th each year; and a prohibition on paying dividends.

    On January 31, 1996, the Company and the Banks agreed to an amendment to the Facility that reduced the Facility size to $110,000. The covenants for the end of fiscal 1995 and the remaining life of the Facility were amended and certain covenants were added, including those related to days on hand inventory, maximum borrowings exposure, and an interest coverage ratio. Also, the measurement period for most covenants was changed from quarterly to monthly. In addition, the LIBOR option was eliminated and the Banks agreed to extend the trade letter of credit and subordinated lien until April 29, 1997.

    The Company's current ratio for 1996 is 1.82 compared to 1.83 in 1995, and
2.73 in 1994. In 1996, cash and cash equivalents increased $648, compared to a decrease of $757 in 1995 (combined Successor and Predecessor) and a decrease of $10,605 in 1994. The Company's working capital was $68,697 in 1996, $75,166 in 1995, and $92,009 in 1994. The decrease in 1996 of $6,469 was due in part to a decrease in inventory and an increase in borrowings on the financing facility. The decrease in 1995 of $16,843 was due in part to the increased inventories as a result of the write-off of $25,831 in LIFO reserves as part of Fresh-Start Reporting, and an increase in investment in inventory, increased borrowings on the line of credit, reclassification of pre-petition liabilities from liabilities subject to settlement under reorganization proceedings and increased bank drafts outstanding.

    The fixed charge coverage ratio was .93 in 1996, 1.11 in 1995 (pro forma), and (0.65) in 1994. The fixed charge coverage ratio is defined as the sum of net income before taxes, LIFO provision, interest, depreciation, and minimum rent divided by the sum of interest and minimum rent. The ratio, excluding items that are typically non-recurring such as reorganization costs, reserves for store closings and remerchandising, was .93 in 1996, 1.11 in 1995 (pro forma), and 1.39 in 1994.

    In 1996, $5,521 of cash was provided by operating activities, while $3,248 was used in 1995 (combined Successor and Predecessor) and $58,884 was provided in 1994. The increase in cash from operating activities in 1996 is due primarily to lower inventory levels. The decrease in cash from operating activities in 1995 is due primarily to increased investments in inventory. The increase in cash from operating activities in 1994 is due to a decrease in inventory related to closed stores and reductions of inventory prepayments.

    Investing activities used cash of $3,608 in 1996, $5,381 in 1995 (combined Successor and Predecessor), and $1,281 in 1994. The Company invested cash in property and equipment totaling $3,644 in 1996, $5,431 (combined Successor and Predecessor) in 1995, and $2,015 in 1994. The 1996 expenditures were primarily for store remodeling, and new computer software. The 1995 expenditures were primarily for store improvements and new computer software. The Company closed no stores in 1996, closed 8 stores in 1995, and closed 59 stores in 1994. The Company plans to invest $2,000 in 1997 primarily for store improvements, new computer software, and improvements to the Company's distribution center. The Company does plan to open two stores and has closed one store in 1997.

    Financing activities used cash of $1,265 in 1996, provided cash of $7,872 (combined Successor and Predecessor) in 1995, and used cash of $68,208 in 1994. The Company had net borrowings on its line of credit of $10,465 in 1996 and $33,673 in 1995 (combined Successor and Predecessor). The Predecessor made $26,423 of payments on long-term debt in 1995, and $65,437 in 1994. The Company's debt agreements include a restriction on the payment of cash dividends and the repurchase of stock.

ITEM 8:  FINANCIAL STATEMENTS

    See Financial Statements contained elsewhere herein.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None
PAGE

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Registrant will file a definitive proxy statement with the SEC within 120 days after the close of its fiscal year. The information on the Directors required by this Item is disclosed in Registrant's Proxy Statement to Stockholders for the Annual Meeting to be held June 26, 1997 under the caption "Proposal 2. Election of Board of Directors" and is incorporated herein by reference. The information required with respect to Executive Officers is set forth in Part III, Item 10 below. Information with regard to family relationships among Directors and Executive Officers is contained in the Proxy Statement under the caption "Family Relationships".

    The following information is furnished with respect to each of the executive officers of the Registrant as of April 3, 1997:

Name, Age, Position              Business Experience During Past Five Years

R. Edward Anderson (47)          Appointed August 22, 1994; Executive Vice
Chairman of the Board,           President, Chief Financial Officer,
President and Chief              October 19, 1992 to August 21, 1994;
Executive Officer                Senior Vice President, Chief Financial
                                 Officer, January 12, 1990 to October 18, 1992.

Howard Parge (50)                Appointed February 9, 1995; Vice President,
Senior Vice President,           Operations, March 1992 to February 1995;
Operations                       Target Stores, District Manager, 1989
                                 through 1991.

Jeanette R. Peters (41)          Appointed Treasurer September 7, 1995;
Senior Vice President,           Appointed Senior Vice President, Chief
Chief Financial Officer          Financial Officer November 2, 1994; Vice
and Treasurer                    President and Controller April 24, 1991
                                 through November 1994.

A. Len Priode (52)               Appointed November 20, 1996;
Senior Vice President,           Stirling Douglas, Vice President, U.S.
Distribution and                 Customer Services, December 1995 through
Information Services             November 1996; Michael's Stores, Vice
                                 President, Information Services, March 1994 through December 1995; Rose's Stores, Inc.,
                                 Vice President, Information Services, May
                                 1988 through March 1994.

Bob L. Sasser (44)               Appointed December 16, 1996; Michael's
Senior Vice President,           Stores, Vice President, General Merchandise
Merchandising and                Manager, March 1994 through November 1996;
Marketing                        Rose's Stores, Inc., Vice President, GMM
                                 Hardlines, January 1990 through March 1994.

PAGE

G. Templeton Blackburn, II       Appointed Vice President, Real Estate
(46)                             November 2, 1994; Elected Secretary
Vice President, Real             February 17, 1993; Appointed Vice President,
Estate, General Counsel          General Counsel April 19, 1991.
and Secretary

Barry L. Gouge (49)              Appointed January 16, 1997; Divisional
Vice President, General          Merchandise Manager, Toys and Electronics,
Merchandise Manager              September 1996 through January 1997;
Hardlines                        Variety Wholesalers, Senior Vice President,
                                 Merchandising and Distribution, July 1994 through August 1996; Rose's Stores, Vice
                                 President, Marketing, January 1992 through
                                 July 1994.

Robert A. Greenwald (49)         Appointed January 16, 1997; Rich's
Vice President, General          Department Stores, Executive Vice President,
Merchandise Manager              Merchandising and Advertising, February
Softlines                        1996 through December 1996; Senior Vice
                                 President, GMM Softlines, April 1995 through
                                 January 1996; Jamesway Stores, Inc., Senior
                                 Vice President, GMM, July 1992 through
                                 January 1995.

     Officers of the Registrant are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

Section 16(a) Reporting

     The Registrant believes that all executive officers and directors of the Registrant and all other persons known by the Registrant to be subject to Sec-tion 16 of the Securities Exchange Act of 1934, filed all reports required to be filed during fiscal year 1996 under Section 16(a) of that Act on a timely basis. The Registrant's belief is based solely on its review of Forms 3, 4 and 5 and amendments thereto furnished to the Registrant during, and with respect to, its most recent fiscal year by persons known to be subject to Section 16.

ITEM 11:  EXECUTIVE COMPENSATION

    The information required by this Item is disclosed in Registrant's Proxy Statement to Stockholders for the Annual Meeting to be held June 26, 1997, under the caption "Executive Compensation and Other Information" and said information is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is disclosed in Registrant's Proxy Statement (as referenced above) under the captions "Principal Holders of Voting Securities" and "Stock Ownership of Management" and said information is incorporated herein by reference.

PAGE

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is disclosed in Registrant's Proxy Statement (as referenced above) under the headings "Certain Relationships and Related Transactions" and said information is incorporated herein by reference.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

                 Independent Auditors' Report

                 Statements of Operations for the year ended
                 January 25, 1997, for the thirty-nine weeks ended January 27, 1996, thirteen weeks ended April 29, 1995, and the year ended January 28, 1995

                 Balance Sheets - January 25, 1997 and
                 January 27, 1996

                 Statements of Stockholders' Equity for the year ended January 25, 1997, for the thirty-nine weeks ended January 27, 1996, thirteen weeks ended April 29, 1995, and the year ended January 28, 1995

                 Statements of Cash Flows for the year ended
                 January 25, 1997, for the thirty-nine weeks ended January 27, 1996, thirteen weeks ended April 29, 1995, and the year ended January 28, 1995

                 Notes to the Financial Statements

     2.  FINANCIAL STATEMENT SCHEDULES

                 All schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

PAGE

     3.  EXHIBITS

             Exhibit
               No.
             10.1  Agreement and Plan of Merger dated as of         Incorporated
                   May 7, 1996, by and among Fred's Inc.,           by reference
                   FR Acquisition Corp. and the Registrant.
                   (Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended April 27, 1996).

             10.2  Loan and Security Agreement among the            Incorporated
                   Registrant, as Borrower, the Financial           by reference
                   Institutions as listed on the signature
                   pages, as the Lenders, PPM Finance, Inc., as Co-Agent, and Foothill Capital Corporation, as Agent, dated as of May 21, 1996.
                   (Incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended April 27, 1996).

             10.3  Deed of Trust, Assignment of Rents and           Incorporated
                   Security Agreement for the headquarters          by reference
                   property, dated as of May 21, 1996, by and among Registrant, Foothill Capital
                   Corporation, and David L. Huffstetler,
                   pursuant to the Loan and Security Agreement.
                   (Incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended April 27, 1996).

             10.4  Deed of Trust, Assignment of Rents and           Incorporated
                   Security Agreement for the warehouse             by reference
                   property, dated as of May 21, 1996, by and among Registrant, Foothill Capital
                   Corporation, and David L. Huffstetler,
                   pursuant to the Loan and Security Agreement.
                   (Incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended April 27, 1996).

             10.5  Subordination Agreement dated as of May 21,      Incorporated
                   1996, among Registrant, Foothill Capital         by reference
                   Corporation, M.J. Sherman & Associates,
                   Inc., and Alan H. Peterson. (Incorporated by reference to Exhibit 10.5 to Registrant's
                   Form 10-Q for the quarter ended April 27,
                   1996).

             10.6  Intellectual Property Security Agreement         Incorporated
                   dated as of May 21, 1996, among Registrant       by reference
                   and Foothill Capital Corporation, pursuant to the Loan and Security Agreement.
                   (Incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended April 27, 1996).

             10.7  Termination Agreement dated as of August 20,     Incorporated
                   1996 between the Company, Fred's, Inc., and      by reference
                   FR Acquisition Corp.  (Incorporated by
                   reference to Exhibit 10.1 to Registrant's
                   Form 10-Q for the quarter ended July 27,
                   1996).

             27.   Financial Data Schedule


(b)      REPORTS ON FORM 8-K

         The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

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




Date:  April 24, 1997


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and on the dates indicated:



/s/ R. Edward Anderson                          /s/ J. David Rosenberg
R. Edward Anderson, Director                    J. David Rosenberg, Director


/s/ Jack Howard                                 /s/ Harold Smith
Jack Howard, Director                           Harold Smith, Director


/s/ Warren Lichtenstein                         /s/ N. Hunter Wyche, Jr.
Warren Lichtenstein, Director                   N. Hunter Wyche, Jr., Director


/s/ Joseph L. Mullen
Joseph L. Mullen, Director

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

January 25, 1997

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




                                                       /s/ R. Edward Anderson
                                                       R. Edward Anderson
                                                       President and
                                                       Chief Executive Officer


                                                       /s/ Jeanette R. Peters
                                                       Jeanette R. Peters
                                                       Senior Vice President,
                                                       Chief Financial Officer
                                                       and Treasurer
PAGE

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rose's Stores, Inc.:

     We have audited the accompanying balance sheets of Rose's Stores, Inc. (the "Successor"), as of January 25, 1997 and January 27, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year ended January 25, 1997 and the thirty-nine weeks ended January 27, 1996. We also have audited the accompanying statements of operations, stockholders' equity and cash flows for the thirteen weeks ended April 29, 1995, and the year ended January 28, 1995 of Rose's Stores, Inc. (the "Predecessor"). These financial statements are the responsibility of the Company's management. Our responsibi-lity is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of January 25, 1997 and January 27, 1996, and the Successor's results of operations and cash flows for the year ended January 25, 1997 and the thirty-nine weeks ended January 27, 1996, and the Predecessor's results of operations and cash flows for the thirteen weeks ended April 29, 1995, and the year ended January 28, 1995, in conformity with generally accepted accounting principles.

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





                                                       /s/ KPMG Peat Marwick LLP
Raleigh, North Carolina                                KPMG Peat Marwick LLP
March 19, 1997
STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

                                                       Successor                     |           Predecessor
                                                                    Thirty-Nine      |       Thirteen
                                            Year Ended              Weeks Ended      |      Weeks Ended            Year Ended
                                            January 25,             January 27,      |        April 29,            January 28,
                                                1997                    1996         |           1995                   1995
                                                                                     |
Revenue:                                                                             |
  Gross sales                              $   661,684                 540,918       |         159,407                756,356
  Leased department sales                       19,800                  16,521       |           5,117                 24,430
  Net sales                                    641,884                 524,397       |         154,290                731,926
  Leased department income                       4,647                   3,784       |           1,114                  5,288
    Total revenue                              646,531                 528,181       |         155,404                737,214
Costs and Expenses:                                                                  |
  Cost of sales                                489,450                 404,120       |         116,838                555,087
  Selling, general and administrative          150,143                 115,895       |          35,486                160,346
  Depreciation and amortization                 (2,378)                 (2,549)      |           1,812                  9,257
  Interest                                       7,946                   5,231       |             726                  5,907
    Total costs and expenses                   645,161                 522,697       |         154,862                730,597
Earnings Before Reorganization Expense,                                              |
  Fresh-Start Revaluation, Income Taxes,                                             |
  and Extraordinary Items                        1,370                   5,484       |             542                  6,617
Reorganization Expense                            -                       -          |          (3,847)               (57,899)
Fresh-Start Revaluation                           -                       -          |         (17,432)                  -
Earnings (Loss) Before Income Taxes                                                  |
  and Extraordinary Items                        1,370                   5,484       |         (20,737)               (51,282)
Income Taxes (Benefits):                                                             |
  Current                                         -                      1,159       |            -                      -
  Deferred                                          76                     (76)      |            -                      -
    Total                                           76                   1,083       |            -                      -
Earnings (Loss) Before Extraordinary                                                 |
  Items                                          1,294                   4,401       |         (20,737)               (51,282)
Extraordinary Items:                                                                 |
  Gain on debt discharge                          -                       -          |          90,924                   -
  Loss on early extinguishment                                                       |
  of debt                                         (914)                   -          |            -                      -
Net Earnings (Loss)                        $       380                   4,401       |          70,187                (51,282)
                                                                                     |
Earnings (Loss) Per Share Before                                                     |
  Extraordinary Items                      $      0.15                     .51       |           (1.11)                 (2.73)
Extraordinary Items:                                                                 |
  Gain on debt discharge                          -                       -          |            4.85                   -
  Loss on early extinguishment                                                       |
  of debt                                        (0.11)                   -          |            -                      -
Net Earnings (Loss) Per Share              $      0.04                     .51       |            3.74                  (2.73)
                                                                                     |
Weighted Average Shares                          8,660                   8,660       |          18,758                 18,758

See accompanying notes to financial statements.
PAGE

BALANCE SHEETS
(Amounts in thousands)

                                                             January 25,                    January 27,
                                                                1997                           1996
Assets
 Current Assets
   Cash and cash equivalents                                 $    1,241                            593
   Accounts receivable                                            5,101                          7,209
   Inventories                                                  141,287                        153,190
   Other current assets                                           4,503                          4,706
     Total current assets                                       152,132                        165,698

 Property and Equipment, at cost,
   less accumulated depreciation and amortization                 7,710                          5,122
 Other Assets                                                       480                            424
                                                             $  160,322                        171,244
Liabilities and Stockholders' Equity
 Current Liabilities
   Short-term debt                                           $   44,138                         33,673
   Bank drafts outstanding                                         -                             9,530
   Accounts payable                                              19,230                         23,845
   Accrued salaries and wages                                     6,422                          7,456
   Pre-petition liabilities                                       2,737                          4,632
   Other current liabilities                                     10,908                         11,396
     Total current liabilities                                   83,435                         90,532


 Excess of Net Assets Over Reorganization Value,
   Net of Amortization                                           21,872                         25,371
 Reserve for Income Taxes                                        12,996                         12,673
 Deferred Income                                                    339                            974
 Other Liabilities                                                  740                          1,134

 Stockholders' Equity
   Preferred stock, Authorized 10,000 shares;
     none issued                                                   -                              -
   Common stock, Authorized 50,000 shares;
     issued 8,660 at 1/25/97 and 1/27/96                         35,000                         35,000
   Paid-in capital                                                1,159                          1,159
   Retained earnings                                              4,781                          4,401
         Total stockholders' equity                              40,940                         40,560

                                                             $  160,322                        171,244

See accompanying notes to financial statements.
PAGE

STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

                                                                                             Retained
                                        Voting               Non-Voting                      Earnings
                                      Common Stock          Class B Stock       Paid-In   (Accumulated)       Treasury Stock
                                    Shares     Amount     Shares     Amount     Capital     (Deficit)        Shares     Amount
Balance January 29, 1994             10,800    $ 2,250     12,659    $ 18,795   $ 2,700   $   10,969        (4,701)   $(18,618)
Net loss for fiscal year 1994          -          -          -           -         -         (51,282)          -           -
Balance January 28, 1995             10,800      2,250     12,659      18,795     2,700      (40,313)       (4,701)    (18,618)
Net earnings for thirteen
  weeks ended April 29, 1995           -          -          -           -         -          70,187          -           -
Cancellation of former equity and
  elimination of retained
  earnings                          (10,800)    (2,250)   (12,659)    (18,795)   (2,700)     (29,874)        4,701      18,618
Issuance of new equity
  under the Plan                      8,660     35,000       -           -         -            -             -           -
Balance April 29, 1995                8,660     35,000       -           -         -            -             -           -
Net earnings for thirty-nine
  weeks ended January 27, 1996         -          -          -           -         -           4,401          -           -
Paid-in capital - taxes                -          -          -           -        1,159         -             -           -
Balance January 27, 1996              8,660     35,000       -           -        1,159        4,401          -           -
Net earnings for fiscal
  year 1996                            -          -          -           -         -             380          -           -
Balance January 25, 1997              8,660    $35,000       -       $   -      $ 1,159    $   4,781          -       $   -



See accompanying notes to financial statements.
PAGE

STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                               Successor                  |                Predecessor
                                                                         Thirty-Nine      |        Thirteen
                                                    Year Ended           Weeks Ended      |       Weeks Ended            Year Ended
                                                    January 25,          January 27,      |       April 29,              January 28,
                                                       1997                 1996          |          1995                   1995
                                                                                          |
Cash flows from operating activities:                                                     |
Net earnings (loss)                                $     380                4,401         |         70,187                (51,282)
Expenses not requiring the outlay of cash:                                                |
  Depreciation & amortization                         (2,378)              (2,549)        |          1,812                  9,257
  Amortization of deferred financing costs               562                   46         |            502                  1,433
  (Gain) loss on disposal of property                                                     |
    & equipment                                          (34)                 (46)        |             (1)                  (278)
  Deferred income taxes                                   76                  (76)        |           -                      -
  Additional paid-in capital                            -                   1,159         |           -                      -
  LIFO expense (credit)                                 -                    -            |           (364)                (4,816)
  Extraordinary loss on early extinguishment                                              |
    of debt                                              914                 -            |           -                      -
  Write off of merger costs                              657                 -            |           -                      -
  Provision for closed stores & severance                 77                1,170         |           -                    43,000
  Settlement of pre-petition liabilities              (1,397)                -            |           -                      -
  Gain on termination of postretirement                                                   |
    healthcare                                          -                  (4,701)        |           -                      -
  Fresh-Start revaluation & debt discharge              -                    -            |        (73,492)                  -
Cash provided by (used in) assets & liabilities:                                          |
  (Inc.) dec. in accounts receivable                   2,108                  824         |           (630)                 2,917
  (Inc.) dec. in inventories                          11,903               31,939         |        (40,291)                91,817
  (Inc.) dec. in other assets                           (273)               3,577         |         (1,197)                 6,346
  Inc. (dec.) in accounts payable                     (4,615)             (13,797)        |         14,361                (17,152)
  Inc. (dec.) in other liabilities                      (553)                (177)        |         (2,142)                (9,429)
  Inc. (dec.) in income tax reserves                     323               12,673         |           -                      -
  Inc. (dec.) in reserve for store closings                                               |
    & severance                                       (1,227)              (4,674)        |         (1,108)               (13,060)
  Inc. (dec.) in deferred income                        (635)                (507)        |           (201)                  (303)
  Inc. (dec.) in accumulated PBO                        (367)                  47         |              7                    434
Net cash provided by (used in) operating                                                  |
 activities                                            5,521               29,309         |        (32,557)                58,884
Cash flows from investing activities:                                                     |
  Purchases of property & equipment                   (3,644)              (4,921)        |           (510)                (2,015)
  Proceeds from disposal of property                                                      |
    & equipment                                           36                   45         |              5                    734
Net cash used in investing activities                 (3,608)              (4,876)        |           (505)                (1,281)
Cash flows from financing activities:                                                     |
  Net activity on line of credit                      10,465              (24,981)        |         58,654                   -
  Net activity on debtor-in-possession                                                    |
    facility                                            -                    -            |           (600)                   600
  Payments on pre-petition secured debt                 -                    -            |        (26,423)               (65,437)
  Payments on unsecured priority &                                                        |
    administrative claims                               (403)              (2,463)        |         (1,593)                  -
  Principal payments on capital leases                  (285)                (346)        |           (281)                (2,047)
  Payments of deferred financing costs                (1,512)                (440)        |         (2,925)                (1,324)
  Inc. (dec.) in bank drafts outstanding              (9,530)               3,768         |          5,502                   -
Net cash provided by (used in)                                                            |
  financing activities                                (1,265)             (24,462)        |         32,334                (68,208)
Net inc. (dec.) in cash & cash equivalents               648                  (29)        |           (728)               (10,605)
Cash & cash equivalents at beginning of period           593                  622         |          1,350                 11,955
Cash & cash equivalents at end of period           $   1,241                  593         |            622                  1,350

STATEMENTS OF CASH FLOWS (continued)
(Amounts in thousands)
                                                                       Successor          |             Predecessor
                                                                       Thirty-Nine        |      Thirteen              Predecessor
                                                  Year Ended           Weeks Ended        |     Weeks Ended            Year Ended
                                                  January 25,          January 27,        |     April 29,              January 28,
                                                     1997                 1996            |        1995                   1995
Supplemental disclosure of additional noncash                                             |
  investing & financing activities:                                                       |
      Retirement of net book value of assets                                              |
        in reserve for store closings             $    -                      17          |           623                  7,018
      Capital lease obligations entered                                                   |
         into for new equipment                          67                  374          |          -                      -

See accompanying notes to financial statements.
PAGE

NOTES TO FINANCIAL STATEMENTS

Year Ended January 25, 1997; Thirty-Nine Weeks Ended January 27, 1996; Thirteen Weeks Ended April 29, 1995; and Year Ended January 28, 1995
(Amounts in thousands except per share amounts)

1    REORGANIZATION AND EMERGENCE FROM CHAPTER 11

  The Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on September 5, 1993 (the "Filing Date"). The Company's Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") was consummated on April 28, 1995 (the "Effective Date").

  The Plan provided for, among other things, the cash payment of $26,423 to the Company's pre-petition secured lenders and amounts owing under the debtor-in-possession revolving credit agreement and various administrative and tax claims due at the Effective Date (Note 8), and the distribution of common stock of reorganized Rose's to be issued pursuant to the Plan to creditors (Note
11). Additionally, stockholders of record as of the Effective Date received their pro-rata share of warrants (Note 11) and the shares of stock, stock options, and stock warrants of the Company's Predecessor were canceled. In addition, RSI Trading, Inc., a wholly owned subsidiary of the Company, was merged into the Company under the provisions of the Plan. Also, a new board of directors was elected for the Successor. Upon consummation of the Plan, the Company obtained $125 million of post-emergence financing.

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

BALANCE SHEETS
(Amounts in thousands)

                                              Actual                                        Fresh-                 Restated
                                             April 29,               Debt                   Start                  April 29,
                                               1995                Discharge              Accounting                 1995
Assets
 Current Assets
   Cash and cash equivalents                $      622                                                                   622
   Accounts receivable                          12,076                                       (2,841)(a)                9,235
   Inventories                                 160,111                                       25,018 (b)              185,129
   Prepaid merchandise                           7,100                                                                 7,100
   Other current assets                          2,475                                                                 2,475
     Total current assets                      182,384                 -                     22,177                  204,561

 Property and Equipment, at cost,
   less accumulated depreciation
     and amortization                           33,703                                      (33,703)(c)                 -

 Other Assets                                    6,302                                       (6,302)(c)                 -
                                             $ 222,389                 -                    (17,828)                 204,561
Liabilities and Stockholders' Equity (Deficit)
 Current Liabilities
   Current maturities of capital lease
     obligations                             $     400                                                                   400
   Bank drafts outstanding                       5,762                                                                 5,762
   Accounts payable                             37,642                                                                37,642
   Short-term debt                              58,654                                                                58,654
   Reserve for store closings and
     remerchandising                             4,952                                                                 4,952
   Accrued salaries and wages                    5,212                                           50 (d)                5,262
   Pre-petition liabilities                       -                   4,352 (e)                                        4,352
   Other current liabilities                     9,543                                        3,878 (f)               13,421
     Total current liabilities                 122,165                4,352                   3,928                  130,445

 Liabilities Subject to Settlement
   Under Reorganization Proceedings            130,276             (130,276)(g)                                         -
 Excess of Net Assets Over
   Reorganization Value                           -                                          32,021 (h)               32,021
 Capital Lease Obligations                         593                                                                   593
 Deferred Income                                 1,792                                         (311)(i)                1,481
 Accumulated Postretirement Benefit
   Obligation                                    6,055                                       (1,034)(j)                5,021
 Stockholders' Equity (Deficit)                (38,492)              90,924 (k)             (17,432)(l)               35,000
                                             $ 222,389              (35,000)                 17,172                  204,561

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

     During the third quarter of 1995, the excess of net assets over reorganization value was decreased by $3,945 for increases in the reserve for workers' compensation claims and an additional allowance for receivables of the Predecessor.

     The following unaudited pro forma statement of operations reflects the financial results of the Company as if the Plan had been consummated on January 29, 1995:
                                                         Pro forma
                                                         Year Ended
                                                         January 27,
                                                            1996
                  Total revenue                          $  683,585
                  Total costs and expenses                  677,205
                  Earnings before income taxes                6,380
                  Income taxes                                1,272
                  Net earnings                           $    5,108
                  Earnings per share                     $     0.59
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

3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Fresh-Start Reporting The Company has implemented the required accounting for entities emerging from Chapter 11 in accordance with the American Institute of Certified Public Accountant's (AICPA) Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), and reflected the effects of such adoption in the balance sheet as of April 29, 1995. Under Fresh-Start Reporting, the balance sheet as of April 29, 1995, became the opening balance sheet of the reorganized Company. Since Fresh-Start Reporting was reflected in the balance sheet as of April 29, 1995, the financial statements as of January 25, 1997 and January 27, 1996 are that of a reorganized entity, and are therefore not comparable in material respects to the financial statements of the Predecessor. Accordingly, a vertical black line is shown to separate post-emergence operations from those ended prior to April 29, 1995 in the financial statements.

    Basis of Presentation The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The Company's financial statements include the accounts of a wholly-owned subsidiary for fiscal year ending January 28, 1995. Intercompany accounts and transactions are eliminated. In January 1995, the wholly-owned subsidiary was merged with the Company.

    Nature of Operations The Company is a retail concern with 105 general merchandise discount stores located in the southeastern United States. The Company has closed one store subsequent to year-end and plans to open two stores in 1997.

    Fiscal Year Fiscal year 1996 ended on January 25, 1997. Due to the emergence from Chapter 11, fiscal year 1995 is comprised of the thirty-nine weeks ended January 27, 1996 (Successor), and the thirteen weeks ended April 29, 1995 (Predecessor). Fiscal year 1994 ended on January 28, 1995. Fiscal years 1996, 1995 and 1994 contained 52 weeks.

    Cash Equivalents The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market. Bank drafts

NOTES TO FINANCIAL STATEMENTS

outstanding have been reported as a current liability.

    Inventories Substantially all merchandise inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market and include the capitalization of transportation and distribution center costs.

    Deferred Financing Costs The costs related to the issuance of debt are capitalized and amortized to interest expense straight-line over the life of the related debt.

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

    Leased Department Sales and Income The Company has an agreement with an independent contractor to sell shoes within the Company's stores. The Company receives a percentage of the sales under the agreement.

    Depreciation and Amortization   The provision for depreciation and amorti-
zation is based upon the estimated useful lives of the individual assets and is computed principally by the declining balance and straight-line methods. The principal lives for depreciation purposes are 40 to 45 years for buildings and 5 to 10 years for furniture, fixtures, and equipment. Improvements to leased premises are amortized by the straight-line method over the term of the lease or the useful lives of the improvements, whichever is shorter. Capitalized leases are generally amortized on a straight-line basis over the lease term or life of the asset, whichever is shorter. The amortization of the excess of net assets over reorganization value is included with depreciation and amortization and is amortized over 8 years. The amortization of the excess of net assets over reorganization value was $3,499 for fiscal year 1996 and $2,705 for the thirty-nine weeks ended January 27, 1996.

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

    Income Taxes The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

PAGE

NOTES TO FINANCIAL STATEMENTS

    Advertising The Company expenses the cost of advertising during the month the sale is effective.

    Earnings (Loss) Per Share Earnings (loss) per share is computed on the estimated number of shares that will be outstanding if all pending claims are resolved adversely to the Company for fiscal year 1996 and for the thirty-nine weeks ended January 27, 1996, and on the weighted average number of shares outstanding during the period for prior periods. The average number of shares used to compute earnings (loss) per share was 8,660 shares for fiscal year 1996 and for the thirty-nine weeks ended January 27, 1996; 18,758 shares for the thirteen weeks ended April 29, 1995 and fiscal year 1994. The exercise of outstanding stock options would not result in a dilution of earnings per share for 1996 and 1995 and are excluded from the calculation. The exercise of outstanding stock options and warrants would have resulted in an anti-dilutive effect on loss per share for 1994 and are excluded from the calculation.

     Stock-Based Compensation Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Refer to Note 12.

     Reclassifications Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the 1996 presentation.

4  ACCOUNTS RECEIVABLE

   A summary of accounts receivable as of January 25, 1997 and January 27, 1996, is as follows:
                                        January 25,         January 27,
                                           1997                1996
  Layaway receivables                   $   1,856               2,496
  Other receivables                         3,665               5,111
                                            5,521               7,607
  Allowance for doubtful accounts            (420)               (398)
                                        $   5,101               7,209

    Other receivables consist primarily of amounts due from vendors for returns, co-op advertising, and coupons. Also, other receivables as of January 27, 1996, included a receivable for shoe department income.

    The Company does not provide for an allowance for doubtful accounts for layaways because the Company holds the merchandise.

PAGE

NOTES TO FINANCIAL STATEMENTS

5  INVENTORIES

    A summary of inventories as of January 25, 1997 and January 27, 1996 is as follows:
                                        January 25,      January 27,
                                           1997             1996

  Inventories valued at FIFO cost       $ 141,287          153,190
  LIFO reserve                               -                -
  Inventories substantially valued
    at LIFO cost                        $ 141,287          153,190

   As a part of Fresh-Start Reporting (See Note 2), the LIFO reserve was written off and the base year inventory was restated to the April 29, 1995 value. Since the January 25, 1997 and January 27, 1996 inventories at LIFO cost are greater than FIFO cost, no LIFO reserve is warranted.

6  PROPERTY AND EQUIPMENT

   Property and equipment, adjusted for Fresh-Start Reporting (see Note 2), consists of the following:
                                              January 25,        January 27,
                                                 1997               1996
     Buildings                                $      46                 27
     Furniture, fixtures, and equipment           4,777              2,871
     Improvements to leased premises              3,724              2,005
       Total                                      8,547              4,903
     Less accumulated depreciation
       and amortization                          (1,190)              (155)
                                                  7,357              4,748
     Capitalized leases                             441                374
     Less accumulated amortization                  (88)              -
                                                    353                374
     Net property and equipment               $   7,710              5,122

7  DEBT

    As of January 25, 1997, the Company had $44,138 outstanding in short-term borrowings, $11,971 in outstanding letters of credit and unused availability of $8,649. As of January 27, 1996, the Company had $33,673 outstanding in direct borrowings, $11,610 in outstanding letters of credit and unused availability of $19,690. The average direct borrowings were $66,576 in 1996 and $66,501 in 1995 with an average daily weighted annual interest rate of 9.7% in 1996 and 9.8% in 1995. The average borrowings under the Debtor-in-Possession Facility (DIP Facility) were $13,700 in the thirteen weeks ended April 29, 1995 with a daily weighted average annual interest rate of 8.6%. The maximum amount of direct borrowings at any period end was $96,202 in 1996 and $83,579 in 1995.

    Foothill Capital, Inc. Facility

    On May 21, 1996, the Company entered into a new financing arrangement with Foothill Capital, Inc. and PPM Finance, Inc., as co-agents. The financing is a $120,000 three-year revolving credit facility (the "Credit Facility") with a

NOTES TO FINANCIAL STATEMENTS

letter of credit sublimit in the aggregate principal amount of $40,000. The Credit Facility is secured by a perfected first priority lien and security interest in all of the assets of the Company and replaced the Company's former revolving credit agreement which would have expired in two years. As a result of closing the Credit Facility, a loss on early extinguishment of debt of $914 in prepaid bank fees related to the former facility was recognized as an extraordinary item.

    The interest rate on the direct borrowings under the Credit Facility is the prime rate plus 1.375% (9.625% at January 25, 1997), with a minimum rate of 7% payable monthly. The fee on outstanding letters of credit is 1.5% payable monthly. Although there are no compensating balances required, the Company is required to pay a fee of .375% per annum on the average unused portion of the Credit Facility. Borrowing availability is based upon certain eligible inventory times a borrowing base percentage that varies by month. Under the Credit Facility, trade suppliers which extend credit to the Company are support-ed by a $5,000 letter of credit and a subordinated lien of $15,000 in the real estate properties of the Company which expire April 29, 1997. The Company plans to extend or replace this security package.

    The Credit Facility includes certain financial covenants and financial maintenance tests, including those related to minimum working capital and cur-rent ratios, capital expenditures limitations, maximum total liabilities to tangible net worth, and minimum tangible net worth which are measured quarterly. In addition, there is a requirement that cumulative net losses after May 31, 1996 shall not exceed $10,000. The Credit Facility also includes restrictions on the incurrence of additional liens and indebtedness, a prohibition on paying dividends, and, except under certain conditions, prepayment penalties. The Company is in compliance with these covenants as of January 25, 1997.

8  PRE-PETITION LIABILITIES

    The Company had pre-petition liabilities of $2,737 at January 25, 1997 and $4,632 at January 27, 1996.

    During 1996, the Company settled pre-petition tax claims and some pre-petition workers' compensation insurance claims resulting in a reduction to pre-petition liabilities of $1,397. The Company paid $403 for pre-petition liabilities and reclassed $95 related to landlords to other liabilities.

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

PAGE

NOTES TO FINANCIAL STATEMENTS

   The remaining liabilities subject to settlement at April 29, 1995 of $125,924 were written off as these were settled or are in the process of being settled in common stock. The Company is actively negotiating with creditors and/or seeking the court-ordered disallowance of claims which have been filed in the Chapter 11 proceeding and are disputed by the Company. The Company estimates that the ultimate liability for unsecured claims will be approximately $119,000. There are currently approximately $113,000 in allowed claims which have received distributions of common stock pursuant to the plan of reorganization (See Note
11), and there are approximately $2,326 of disputed claims remaining which may receive distributions of common stock pursuant to the plan.

    Additional bankruptcy claims and pre-petition liabilities may arise from the settlement of disputed claims. Consequently, the amount included in the balance sheet as pre-petition liabilities may be subject to further adjustment.

9  INTEREST EXPENSE

   Interest expense consisted of the following:

                                                                  Thirty-Nine      |          Thirteen
                                           Fiscal                 Weeks Ended      |         Weeks Ended                 Fiscal
                                            Year                  January 27,      |          April 29,                   Year
                                            1996                     1996          |            1995                      1994
                                                                                   |
     Long-term debt                      $     -                        -          |                683                     5,494
     Short-term debt                          7,128                    5,051       |                 16                       118
     Capital leases                             106                       72       |                 27                       295
     Amortization of deferred                                                      |
       financing costs                          562                       46       |               -                         -
     Other                                      150                       62       |               -                         -
     Interest expense                    $    7,946                    5,231       |                726                     5,907

   Interest expense and amortization of deferred financing costs associated with the DIP facility are included in reorganization costs (See Note 13). The Company paid interest (including deferred financing costs) of $7,776 in 1996, $1,888 for the thirty-nine weeks ended January 27, 1996, $3,650 for the thirteen weeks ended April 29, 1995, and $7,100 in 1994. The interest paid includes $291 in the thirteen weeks ended April 29, 1995, and $612 in 1994 related to the DIP facility classified as reorganization expense.

PAGE

NOTES TO FINANCIAL STATEMENTS

10  RESERVE FOR FUTURE STORE CLOSINGS

    The closed store reserve increased $94 in 1996, decreased $4,691 in the thirty-nine weeks ended January 27, 1996 and $1,731 in the thirteen weeks ended April 29, 1995. Following are the cash and noncash changes to the reserves in 1996 and 1995:

                                                                  Thirty-Nine        |         Thirteen
                                                                  Weeks Ended        |        Weeks Ended
                                      Fiscal Year                 January 27,        |         April 29,
                                         1996                         1996           |          1995
                                                                                     |
     Noncash activity:                                                               |
       Retirement of net book                                                        |
         value of assets            $     -                            17            |             623
       Provision for additional                                                      |
         closing                          (207)                      -               |            -
       Other noncash expenses             (100)                      -               |            -
     Cash expenses                         213                      4,674            |           1,108
     (Increase) decrease in the                                                      |
       closed store reserve         $      (94)                     4,691            |           1,731

    The cash expenses include the operating results until closing, rental payments and costs of removing fixtures from closed stores as well as subsequent expenses associated with closings. The Company closed an additional store in the third quarter of 1995. The proceeds of the sale of that store lease were sufficient to cover the costs of closing expenses and inventory write-offs; therefore, the Company recognized a net gain of $586 in the fourth quarter of 1995. The Company has closed one store subsequent to year-end.

11  STOCKHOLDERS' EQUITY

    Effective April 28, 1995, the Company authorized 50,000 shares of Common Stock and 10,000 shares of Preferred Stock. No Preferred Stock has been issued. Pursuant to the Plan, the Company issued and delivered to First Union National Bank of North Carolina ("FUNB"), as Escrow Agent for the unsecured creditors of the Company, 9,850 shares of the Company's new Common Stock for distribution on allowed claims of unsecured creditors in accordance with a schedule for distributions set forth in the Plan; and 150 shares of the Company's new common stock were delivered to the Escrow Agent for distribution to officers of the Company pursuant to a consummation bonus plan approved by order of the Bankrupt-cy Court on February 14, 1995.

PAGE

NOTES TO FINANCIAL STATEMENTS

    Since emergence, distributions of the common stock, no par value, of the Company (the "Common Stock") have been made to holders of Allowed Class 3 Unsecured Claims (as defined under the Plan) in accordance with the provisions of the Plan. As the result of distributions of the Common Stock pursuant to the Plan, the Company had the following:

                                          January 25,         January 27,
                                             1997                1996

     Common Stock outstanding                8,461               8,065
     Shares reverted to the Company            997                 976
     Shares held in escrow                     542                 959

     Shares delivered to FUNB
       on the Effective Date                10,000              10,000

    As of March 12, 1997, the Company has 8,572 shares of Common Stock outstanding of the 10,000 shares of Common Stock which were delivered to FUNB pursuant to the Plan on the Effective Date. In addition, as of March 12, 1997, and pursuant to the provisions of the Plan, 997 shares have reverted to the Company from escrow to be retired or held in the treasury of the Company.

    The remaining 431 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved.

    The disputed Class 3 claims which remain unresolved at January 25, 1997 were primarily claims of landlords with respect to leases which were rejected during the course of the Chapter 11 proceeding and general liability claims being resolved under an alternative dispute resolution program established by the Bankruptcy Court. If all pending claims are resolved adversely to the Company, approximately 88 additional shares of Common Stock will be issued and outstanding, and there will be a total of approximately 8,660 shares of Common Stock issued and outstanding. If all pending claims are resolved in accordance with the Company's records and/or position as to such claims, approximately 42 additional shares of Common Stock will be issued, and there will be a total of approximately 8,614 shares of Common Stock issued and outstanding. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

    On the Effective Date, all shares of the Company's pre-emergence Voting Common Stock (8,262 shares) and Non-Voting Class B Stock (10,496 shares) were canceled and the record owners of such stock as of such date became entitled to warrants to purchase the new common stock of the Company. One warrant was issued for every 4.377 shares of pre-emergence Voting Common Stock or Non-Voting Class B Stock and allows the holder to purchase one share of the new common stock.
The total number of warrants issued was 4,286.  The warrants may be exercised at any time until they expire on April 28, 2002. The initial warrant exercise price of $14.45 was calculated pursuant to a formula set forth in the Plan. The formula requires that the total allowed and disputed claims of the Company's unsecured creditors be divided by 9,850, the number of shares of the reorganized
Company's stock to be issued under the Plan.   The exercise price was adjusted
to $12.01 on April 28, 1996, the first anniversary of the Effective Date, and will be adjusted on the second and third anniversaries of the Effective Date to

NOTES TO FINANCIAL STATEMENTS

reflect adjustments to the total of allowed and disputed claims of the Company's unsecured creditors. The exercise price will be further adjusted on the fourth, fifth and sixth anniversaries to reflect 105%, 110% and 115%, respectively, of the total of the allowed and disputed claims of the unsecured creditors.

12  STOCK OPTIONS

    The Company's New Equity Compensation Plan was adopted on February 14, 1995 and was designed for the benefit of the executives and key employees of the Company by allowing the grant of a variety of different types of equity-based compensation to eligible participants. The Plan provides for the granting of a maximum of 700 shares of stock. The options vest over a three year period. The price of the options granted will not be less than 100 percent of the fair market value of the shares on the date of grant. One half of the options expire in five years and the remainder in seven years. The following table summarizes stock option activity:

                                        Option Price   Number of     Weighted
                                          Range         Options    Average Price

     Granted                            2.88 - 5.75         388         4.31
     Outstanding, January 27, 1996      2.88 - 5.75         388         4.31
     Granted                            1.78 - 1.88          55         1.85
     Canceled                           2.88 - 5.75        (125)        4.31
     Outstanding, January 25, 1997      1.78 - 5.75         318         3.89

     Exercisable at:
     January 27, 1996                        -             -
     January 25, 1997                   2.88 - 5.75          88

    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

           Expected dividend yield                  0.00%
           Expected stock price volatility         28.00%
           Risk-free interest rate                  6.63%
           Expected life of options               5 years

    The weighted average grant-date fair value of options granted during 1996 and 1995 was $.70 and $.73 per share. The pro forma disclosures have not been included as the compensation cost based on the fair value of the options granted in 1996 and 1995 is immaterial.

PAGE

NOTES TO FINANCIAL STATEMENTS

13  REORGANIZATION COSTS

    Professional fees and expenditures directly related to Chapter 11 have been segregated from normal operations and are disclosed separately. The major components of these costs are as follows:

                                                 Thirty-Nine  |   Thirteen
                                    Fiscal       Weeks Ended  |  Weeks Ended    Fiscal
                                     Year        January 27,  |   April 29,      Year
                                     1996           1996      |     1995         1994
                                                              |
Closed store provision           $     -              -       |       -          43,000
DIP financing fees and expense                                |
  amortization                         -              -       |      1,342        3,445
Professional fees and other                                   |
  bankruptcy related expenses          -              -       |      2,505       11,454
  Total reorganization costs     $     -              -       |      3,847       57,899

    The 1994 store closing provision covered the costs incurred in closing 59 stores in May 1994 and closing 7 stores in May 1995. The store closing provision included penalties to be incurred upon the rejection of related building and personal property leases.

    In addition, during Fresh-Start Reporting, the Company increased the liability for reorganization costs by $1,666 to cover post-emergence expenses. At January 27, 1996, $158 remained in the liability for reorganization costs which was paid during 1996.

14  INCOME TAXES

Income tax expense consists of the following:

                                                   Thirty-Nine   |     Thirteen
                                     Fiscal        Weeks Ended   |    Weeks Ended         Fiscal
                                      Year         January 27,   |     April 29,           Year
                                      1996            1996       |        1995             1994
                                                                 |
           Current:                                              |
             Federal               $    -                952     |          -                -
             State                      -                207     |          -                -
                                        -              1,159     |          -                -
           Deferred (benefit):                                   |
             Federal                      67             (67)    |          -                -
             State                         9              (9)    |          -                -
                                          76             (76)    |          -                -
                                   $      76           1,083     |          -                -

PAGE

NOTES TO FINANCIAL STATEMENTS

    A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

                                                              Thirty-Nine      |      Thirteen
                                         Fiscal               Weeks Ended      |     Weeks Ended             Fiscal
                                          Year                January 27,      |      April 29,               Year
                                          1996                   1996          |         1995                 1994
                                                            % of Pretax Earnings (Loss)
                                                                               |
                                                                               |
      Income taxes (benefits) at                                               |
        federal statutory rates           35.0%                  34.0%         |        (34.0)%               (34.0)%
      State income taxes, net of                                               |
        federal income tax benefits        4.5                    4.6          |         (4.3)                 (4.3)
      Amortization of excess value      (302.8)                 (19.0)         |           -                     -
      Reorganization items                (5.6)                    -           |         39.3                   6.6
      Net operating loss                                                       |
        carryforward                        -                      -           |         (1.0)                 31.7
      Valuation allowance                268.9                     -           |           -                     -
      Other                                 -                     0.1          |          0.0                   0.0
                                            - %                  19.7%         |           - %                   - %

    The tax effects of temporary differences since the Effective Date that give rise to significant portions of the deferred tax assets and liabilities were as follows:

                                        January 25,          January 27,
                                           1997                 1996
Deferred tax assets:
     Reserves                           $   2,271                473
     Capitalized inventory                     73                 14
     Co-op credits                             10                 29
     VHS inventory                            354                104
     Percentage rent                          254               -
     Net Operating Loss Carryforward        3,096               -
     Tax Credit Carryforward                    2               -
         Total deferred tax assets          6,060                620

Deferred tax liabilities:
     Reserves                                -                  (401)
     Percentage rent                         -                   (18)
     Fixed Assets                            (244)              (125)
         Total deferred tax liabilities      (244)              (544)
         Total deferred tax assets
           (liabilities) net                5,816                 76
         Less: Valuation Allowance         (5,816)              -

Net deferred tax assets (liabilities)   $    -                    76

     In connection with the adoption of Fresh-Start Reporting (Note 2), the carrying values of several assets were adjusted. As a result, SFAS No. 109, in conjunction with SOP 90-7 (Note 2), requires that any tax benefits realized after the Effective Date, from cumulative temporary differences, net operating loss carryovers and tax credit carryovers be reported in the future as an addition to paid-in capital rather than as a reduction in the tax provision in

NOTES TO FINANCIAL STATEMENTS

the statements of operations.

    At January 25, 1997, the Company has certain net operating loss carry-forwards totaling $70,629 which are scheduled to expire during the period 2008 through 2012. The Company has treated net operating losses incurred prior to the Effective Date in accordance with Section 382(l)(5) of the Internal Revenue Code. As a result, there is approximately $59,565 in net operating losses incurred prior to the Effective Date available as carryovers without any annual limitation. The Company also has substantial potential state net operating loss carryovers. It is difficult, however, to quantify the utilizable amounts of such state operating losses because of the uncertainty related to the mix of future profits in specific states.

    The Internal Revenue Service has examined the Company's federal income tax returns for the years 1988 through 1991, and claims arising from those examinations have been settled. The provision for these claims made in prior years was reduced during 1996 to the amount of the settled claim. Federal net operating loss carryovers for fiscal years subsequent to January, 1992 are subject to future adjustments, if any, by the IRS. All state income and franchise tax returns for taxable years ending prior to fiscal 1993 are not subject to adjustment, primarily because of the application of certain facets of Bankruptcy law.

    During 1995, the Company filed for and received a federal refund of $16,898 to carry back losses described in Section 172(f) of the Internal Revenue Code. Additionally, during 1996 the Company filed a $10,620 refund claim under Section 172(f), which is currently being evaluated by the IRS. Section 172(f) is an area of tax law without substantial legal precedent or guidance. The IRS may challenge the Company's ability to carry back such a substantial portion of losses under this provision. Accordingly, assurances cannot be made as to the Company's entitlement to all of these claims. Consequently, an income tax reserve has been set up in the amount of the refund already received net of the collection expenses which will be reimbursed if the Company's position does not withstand any such challenge and the refund is reversed.

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

PAGE

NOTES TO FINANCIAL STATEMENTS

    At January 25, 1997, minimum rental payments due under the above leases are as follows:
                                                   Capital        Operating
                                                   Leases          Leases
     1997                                         $    339           16,305
     1998                                              259           14,827
     1999                                              259           12,634
     2000                                              114           11,599
     2001                                             -              11,367
     Later Years                                      -              50,526
     Total minimum lease payments                      971          117,258
     Imputed interest (rates
       ranging from 7.6% to 11.3%)                    (168)
     Present value of net minimum
       lease payments                                  803
     Less current maturities                           260
     Capital lease obligations                    $    543

     Executory costs, such as real estate taxes, insurance, and maintenance, are generally the obligation of the lessor.

     Amortization of capitalized leases was approximately $88 in 1996, $220 in the thirteen weeks ended April 29, 1995, and $1,746 in 1994. The capital lease assets were written off in Fresh-Start Reporting (See Note 2), thus no amortization was incurred in the thirty-nine weeks ended January 27, 1996.

     Total rental expense for the three years ended January 25, 1997 was as follows:

                                                    Successor                 |           Predecessor
                                                             Thirty-Nine      |    Thirteen
                                              Fiscal         Weeks Ended      |   Weeks Ended      Fiscal
                                               Year          January 27,      |    April 29,        Year
                                               1996             1996          |       1995          1994
                                                                              |
Operating Leases:                                                             |
  Minimum rentals                           $   20,430          15,787        |       5,265         22,481
  Contingent rentals                             3,417           2,990        |         843          4,309
                                            $   23,847          18,777        |       6,108         26,790

     Contingent rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities and on the basis of mileage for transportation equipment.

     Rent expense for the year ended January 25, 1997 and the thirty-nine weeks ended January 27, 1996, did not include any payments to lessors controlled by or affiliated with directors of the Successor. Included in rent expense was $132 for the thirteen weeks ended April 29, 1995, and $665 for 1994, paid to lessors controlled by or affiliated with certain directors of the Predecessor.

16  POSTRETIREMENT HEALTH INSURANCE BENEFITS

     The Company provided health insurance benefits for retirees who met minimum age and service requirements until they reached the age of sixty-five. In

NOTES TO FINANCIAL STATEMENTS

addition, the associate must have been covered under the active medical plan at the time of retirement to be eligible for postretirement benefits and must have agreed to contribute a portion of the cost. The plan was not funded. The expected cost of retiree health care benefits was charged to expense during the year that the employees rendered service.

   Effective December 30, 1995, the Board of Directors terminated postretirement and post-service benefits under the Rose's Stores, Inc. Health Care Plan, except for one year of benefits for current retirees. The termination of these benefits resulted in a gain of $4,701.

    The periodic postretirement benefit cost under SFAS 106 was as follows:

Net Periodic Postretirement Benefit Costs:

                                                           Thirty-Nine     |      Thirteen
                                              Fiscal       Weeks Ended     |     Weeks Ended      Fiscal
                                               Year        January 27,     |      April 29,        Year
                                               1996           1996         |        1995           1994
                                                                           |
Service costs                               $    -                76       |            28           236
Interest costs                                   -               249       |            93           493
Other                                            -              -          |           (39)           72
  Net periodic costs                        $    -               325       |            82           801

    The present value of accumulated postretirement benefit obligations and the amount recognized in the balance sheets were as follows:

        Accumulated Postretirement Benefit Obligations:

                                                 January 25,     January 27,
                                                    1997            1996
           Retirees                              $    -                367
           Fully eligible active plan
             participants                             -               -
           Other active plan participants             -               -
                                                                       367
           Unrecognized gain (loss)                   -               -
           Total accumulated postretirement
             benefit obligations                 $    -                367

    The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for fiscal year 1994.

17  SEVERANCE RESERVE

   The Company completed a downsizing of the Home Office, Distribution and Store Operations support work force of approximately 175 positions on February 23, 1996. The Company accrued $1,170 in other current liabilities as of January 27, 1996, for the costs associated with the downsizing. The expense is included in the 1995 selling, general and administrative expenses. The Company made payments of $1,014 and reversed $130 of the accrual during 1996. The Company plans to make payments of $26 in 1997.

NOTES TO FINANCIAL STATEMENTS

18  CONTINGENCIES

    Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management and counsel, all material contingencies are either adequately covered by insurance or are without merit.

19  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments are cash and cash equivalents, accounts receivable, accounts payable and short-term debt. The carrying values of these financial instruments approximate fair value.

20  MERGER COSTS

   On May 7, 1996, the Company and Fred's, Inc. ("Fred's") executed a definitive merger agreement providing for the acquisition of the Company by Fred's. On August 20, 1996, the Company and Fred's, Inc. announced that the previously announced merger agreement had been terminated. As a result of such termination, costs related to the proposed merger of $657 were written-off in the third quarter. These costs are included in the 1996 selling, general and administrative expenses.
PAGE

NOTES TO FINANCIAL STATEMENTS

21  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Following is a summary of the quarterly results of operations during the years ended January 25, 1997 and January 27, 1996:

                                                                        Fiscal 1996
                                                                       Quarters Ended
                                                     April 27,                July 27,            October 26,         January 25,
                                                       1996                     1996                 1996                1997
      Gross sales                                  $  154,426                  165,844              160,796             180,618
      Leased department sales                           4,281                    5,679                4,907               4,933
      Leased department income                          1,080                    1,160                1,124               1,283
      Cost of sales                                   113,040                  123,089              116,813             136,508
      Earnings (loss) before
       extraordinary item                                 652                   (1,792)                 448               1,986
      Extraordinary item - loss on
        early extinguishment of debt(b)                  -                        (914)                -                    -
      Net earnings (loss)                          $      652                   (2,706)                 448               1,986
      Earnings (loss) per share
        before extraordinary item                  $     0.08                    (0.21)                0.05                0.23
      Net earnings (loss)
        per share                                  $     0.08                    (0.31)                0.05                0.23

                                                                        Fiscal 1995(a)
                                                                       Quarters Ended
                                                     April 29,       |         July 29,            October 28,         January 27,
                                                       1995          |           1995                 1995                1996
                                                                     |
      Gross sales                                  $  159,407        |          168,488              162,937             209,493
      Leased department sales                           5,117        |            5,764                4,995               5,762
      Leased department income                          1,114        |            1,178                1,140               1,466
      Cost of sales                                   116,838        |          122,471              119,900             161,749
      Income (loss) before                                           |
        reorganization expense,                                      |
        income taxes, and                                            |
        extraordinary item                                542        |              (92)                (775)              6,351
      Reorganization expense                           (3,847)       |             -                    -                   -
      Fresh-Start revaluation                         (17,432)       |             -                    -                   -
      Earnings (loss) before                                         |
        extraordinary item                            (20,737)       |              (92)                (775)              5,268
      Extraordinary item -                                           |
        gain on debt discharge                         90,924        |             -                    -                   -
      Net earnings (loss)                          $   70,187        |              (92)                (775)              5,268
      Earnings (loss) per share                                      |
       before extraordinary item                   $    (1.11)       |            (0.01)               (0.09)               0.61
      Net earnings (loss)                                            |
        per share                                  $     3.74        |            (0.01)               (0.09)               0.61

(a) On September 5, 1993, the Company filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of North Carolina seeking to reorganize under Chapter 11 of the Bankruptcy Code. The Company emerged from Chapter 11 on April 28, 1995. Beginning in May 1995, the statements of operations reflect the application of Fresh-Start Reporting (Note 2), and are therefore not comparable to prior periods.
(b) The second quarter reflects the early extinguishment of debt as an extraordinary item. The 10-Q for that period reflected it as part of SG&A.