Form 10-Q
period 1997-04-26
ROSES STORES INC
filed 1997-06-10
CIK 85149

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.  20549

  (Mark One)
    (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended April 26, 1997

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

       As of May 14, 1997, of the 10,000,000 shares of common stock delivered to First Union National Bank of North Carolina, as Escrow Agent ("FUNB"), pursuant to the Modified and Restated First Amended Joint Plan of Reorgani-zation, 8,575,331 of such shares of common stock are outstanding. The remaining 424,503 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved. If all pending claims are resolved adversely to the Company, approximately 8,611,337 shares of common stock will be outstanding. If all pending claims are resolved in accordance with the Company's records, approximately 8,600,590 shares of common stock will be outstanding. To the extent that escrowed shares of common stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.
PAGE

                                 ROSE'S STORES, INC.

                            PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
       (Amounts in thousands except per share amounts)

       The following summary of financial information of Rose's Stores, Inc. (the "Company"), which is unaudited, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the information presented.

                                ROSE'S STORES, INC.
                        STATEMENTS OF OPERATIONS (Unaudited)
                  (Amounts in Thousands Except Per Share Amounts)

                                             For the Thirteen Weeks Ended

                                            April 26, 1997     April 27, 1996
Revenue:
  Gross sales                               $      140,281           154,426
  Leased department sales                            3,979             4,281
  Net sales                                        136,302           150,145
  Leased department income                           1,034             1,080
    Total revenue                                  137,336           151,225
Costs and Expenses:
  Cost of sales                                    102,884           113,040
  Selling, general and administrative               34,753 (a)        36,819
  Depreciation and amortization                       (529)             (672)
  Interest                                           1,536             1,386
    Total costs and expenses                       138,644           150,573

Net Earnings (Loss)                         $       (1,308)              652
Net Earnings (Loss) Per Share               $         (.15)              .08
Weighted Average Shares                              8,611             8,611

(a) Included in 1997 selling, general and administrative costs is income of $754 from the settlement of pre-petition insurance liabilities and a loss of $189 from the closing of a store during the first quarter.

See notes to financial statements
PAGE

                                          ROSE'S STORES, INC.
                                            BALANCE SHEETS
                                        (Amounts in thousands)

                                                              April 26,     January 25,    April 27,
                                                                1997           1997           1996
                                                             (Unaudited)     (Audited)    (Unaudited)
Assets
 Current Assets
   Cash and cash equivalents                                $      584         1,241            578
   Accounts receivable                                           7,473         5,101          8,679
   Inventories                                                 155,485       141,287        172,294
   Other current assets                                          3,355         4,503          4,246
     Total current assets                                      166,897       152,132        185,797

 Property and Equipment, at cost,
     less accumulated depreciation and amortization              7,554         7,710          5,780
 Other Assets                                                      282           480            961
                                                            $  174,733       160,322        192,538
Liabilities and Stockholders' Equity
 Current Liabilities
   Short-term debt                                          $   44,243        44,138         53,220
   Bank drafts outstanding                                       2,041          -             3,926
   Accounts payable                                             36,539        19,230         34,521
   Accrued salaries and wages                                    4,400         6,422          4,620
   Pre-petition liabilities                                      1,908         2,737          4,597
   Other current liabilities                                    11,123        10,908         11,497
     Total current liabilities                                 100,254        83,435        112,381

Excess of Net Assets Over Reorganization Value,
  Net of Amortization                                           20,997        21,872         24,496
Reserve for Income Taxes                                        13,033        12,996         12,673
Deferred Income                                                    128           339            804
Other Liabilities                                                  689           740            972

Stockholders' Equity
  Preferred stock, Authorized 10,000 shares;
    none issued                                                   -             -              -
  Common stock, Authorized 50,000 shares;
    issued 8,611 at 4/26/97, 1/25/97 and 4/27/96
    (Note 1)                                                    35,000        35,000         35,000
  Paid-in capital                                                1,159         1,159          1,159
  Retained earnings                                              3,473         4,781          5,053
    Total stockholders' equity                                  39,632        40,940         41,212
                                                            $  174,733       160,322        192,538

See notes to financial statements
PAGE

                                         ROSE'S STORES, INC.
                                STATEMENTS OF CASH FLOWS (Unaudited)
                                        (Amounts in thousands)

                                                                For the Thirteen Weeks Ended
                                                                   April 26, 1997     April 27, 1996
Cash flows from operating activities:
Net earnings (loss)                                                $      (1,308)              652
Expenses not requiring the outlay of cash:
  Depreciation and amortization                                             (529)             (673)
  Amortization of deferred financing costs                                   206                97
  (Gain) loss on disposal of property and equipment                         -                   (2)
  Settlement of pre-petition liabilities                                    (754)             -
  Provision for closed store                                                 189              -
Cash provided by (used in) assets and liabilities:
  (Increase) decrease in accounts receivable                              (2,372)           (1,470)
  (Increase) decrease in inventories                                     (14,198)          (19,104)
  (Increase) decrease in other assets                                      1,150               462
  Increase (decrease) in accounts payable                                 17,309            10,676
  Increase (decrease) in other liabilities                                (1,439)           (2,667)
  Increase (decrease) in income tax reserves                                  37              -
  Increase (decrease) in reserve for store closings                         (530)              (24)
  Increase (decrease) in deferred income                                    (211)             (170)
  Increase (decrease) in accumulated PBO                                    -                 (100)
  Net cash provided by (used in) operating activities                     (2,450)          (12,323)

Cash flows from investing activities:
  Purchases of property and equipment                                       (204)             (860)
  Proceeds from disposal of property and equipment                          -                    2
Net cash used in investing activities                                       (204)             (858)

Cash flows from financing activities:
  Net activity on line of credit                                             105            19,547
  Payments of unsecured priority and administrative claims                   (75)              (35)
  Principal payments on capital leases                                       (64)             (106)
  Increase (decrease) in bank drafts outstanding                           2,041            (5,604)
  Payments of deferred financing costs                                       (10)             (636)
Net cash provided by (used in) financing activities                        1,997            13,166

Net decrease in cash                                                        (657)              (15)
Cash and cash equivalents at beginning of period                           1,241               593
Cash and cash equivalents at end of period                         $         584               578

Supplemental disclosure of additional non-cash
  investing and financing activities:
  Retirement of net book value of assets in reserve
    for store closings                                             $          14              -

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

       Since emergence, distributions of the common stock, no par value, of the Company (the "Common Stock") have been made to holders of Allowed Class 3 Unsecured Claims (as defined in the Plan) in accordance with the provisions of the Plan. As a result of distributions of the Common Stock pursuant to the Plan, as of May 14, 1997, the Company had 8,575 shares of Common Stock outstanding of the 10,000 shares of Common Stock which were delivered pursuant to the Plan on the Effective Date to First Union National Bank of North Carolina ("FUNB") as escrow agent. In addition, as of May 14, 1997, and pursuant to the provisions of the Plan, 1,000 shares have reverted to the Company from escrow to be retired.

       The remaining 425 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved.

       The disputed Class 3 claims which remained unresolved at May 14, 1997 were primarily claims of landlords with respect to leases which were rejected during the course of the Chapter 11 proceeding and general liability claims being resolved under an alternative dispute resolution program established by the Bankruptcy Court. If all pending claims are resolved adversely to the Company, approximately 36 additional shares of Common Stock will be issued and there will be a total of approxi-mately 8,611 shares of Common Stock issued and outstanding. If all pending claims are resolved in accordance with the Company's records and/or position as to such claims, approximately 26 additional shares of Common Stock will be issued, and there will be a total of approximately 8,601 shares of Common Stock issued and outstanding. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

PAGE

(1)    Continued

       On the Effective Date, all shares of the Company's pre-emergence Voting Common Stock and Non-Voting Class B Stock were cancelled and the record owners of such stock as of such date received warrants to purchase the new Common Stock of the Company. One warrant was issued for every
       4.377 shares of pre-emergence Voting Common Stock or Non-Voting Class B Stock and allows the holder to purchase one share of the new Common Stock. The warrants may be exercised at any time until they expire on April 28, 2002. The initial warrant exercise price of $14.45 was calculated pursuant to a formula set forth in the Plan. The exercise price was adjusted to $12.01 on April 28, 1996, the first anniversary of the Effective Date, and was adjusted to $11.87 on April 28, 1997, the second anniversary of the Effective Date. The exercise price will be adjusted on the third anniversary of the Effective Date to reflect adjustments to the total of allowed and disputed claims of the Company's unsecured creditors. The exercise price will be further adjusted on the fourth, fifth and sixth anniversaries of the Effective Date to reflect 105%, 110% and 115%, respectively, of the total of the allowed and disputed claims of the unsecured creditors.

       Under the New Equity Compensation Plan, nonqualified stock options to purchase 318 shares of Common Stock were outstanding on April 26, 1997. The weighted average option price per share is $3.89. The options vest over a three year period (unless earlier vested by reason of certain acceleration events, including a change of control of the Company).
       One half of the options expire five years from the date of issuance and the remainder expire seven years from the date of issuance.

       The exercise of outstanding stock options and warrants would not result in a dilution of earnings per share and are excluded from the calculation of earnings per share.

(2) Accounts receivable is net of an allowance for doubtful accounts of $515 as of April 26, 1997; $420 as of January 25, 1997 and $298 as of April 27, 1996.

(3) The operating results presented herein are not necessarily indicative of the operating results for a full year due to seasonal factors, among other reasons.

(4) The Company paid interest (including deferred financing costs) of $1,279 in the first quarter of 1997 and $1,669 in the comparable quarter of last year.

(5) Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands)

Revenue

The Company reported sales for the first quarter of 1997 of $140,281, a decrease of $14,145, or 9.2%, from the first quarter of 1996. The decline in sales was primarily attributable to a decline in sales on a comparable store basis of 8.4%, together with the decrease in the number of stores (104 in 1997 as compared to 105 in 1996).

Costs and Expenses

Cost of sales as a percent of net sales was 75.5% for the first quarter of 1997 and 75.3% for the comparable period of the prior year. Cost of sales increased .2% for the quarter due to an increase in markdowns, increased .2% for the quarter due to a decrease in the markon percent and increased .1% by a decrease in advertising co-op income. These increases were offset somewhat by a decrease in shrinkage resulting in a decrease of .2% in cost of sales, and a decrease in freight costs resulting in a decrease of .1% in cost of sales.

Selling, general and administrative expenses (SG&A) as a percent of net sales were 25.5 % for the first quarter of 1997 and 24.5% for the comparable quarter of the prior year. Included in 1997 selling, general and administrative expense was income of $754 resulting from the settlement of pre-petition insurance liabilities and a loss of $189 from the closing of a store during the first quarter.

Liquidity and Capital Resources

As of May 17, 1997, under the Company's three year revolving credit facility (the "Credit Facility"), the Company had $48,692 outstanding in short-term borrowings, $6,634 in outstanding letters of credit and unused availability of $32,709. The Company's management believes that the Company's current financing arrangement and cash flows are adequate to meet its liquidity needs.

Under the Credit Facility, trade suppliers which extend credit to the Company are supported by a subordinated lien on all of the assets of the Company including a subordinated lien of $15,000 in the real estate properties of the Company (the "Trade Lien"). The Trade Lien expires April 29, 1998, was put into place on April 30, 1997, and replaces the prior trade security package (consisting of a $5,000 letter of credit and a subordinated lien in the real estate properties of the Company), which expired on April 29, 1997.

The Company invested $204 in cash for property and equipment in the first quarter of 1997 compared to $860 in the first quarter of 1996. The 1997 expenditures were for store improvements and computer software. The 1996 expenditures were primarily for store remodelings and new computer software. Cash used in operating activities, primarily to fund inventory levels, was $2,450 in the first quarter of 1997, and $12,323 in the comparable period last year.

                             PART II.  OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K

             (a)   10.1   Second Amended and Restated Trade Debt Note dated as
                          of April 29, 1997, between the Company and M. J.
                          Sherman and Associates, Inc.

                   10.2 Collateral Trust Agreement dated as of April 29, 1997, between M. J. Sherman and Associates, Inc., as Trustee, and the Company.

                   10.3 General Security Agreement dated as of April 29, 1997, by the Company to M. J. Sherman and Associates, Inc., as Trustee.

                   10.4 Second Amendment to Second Deed of Trust, Assignment of Rents and Security Agreement dated as of April 29, 1997, by and among the Company, Alan H. Peterson, and
                          M. J. Sherman and Associates, Inc.

             (b) The Company filed the following reports on Form 8-K during the quarter covered by this report:

                   (i) Report on Form 8-K, dated April 28, 1997, reporting under Item 5 the adjustment of the exercise price of the Company's Warrants.

                                    SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ROSE'S STORES, INC.


Date:  June 10, 1997                         By /s/ R. Edward Anderson
                                                R. Edward Anderson
                                                President,
                                                Chief Executive Officer


Date:  June 10, 1997                         By /s/ Jeanette R. Peters
                                                Jeanette R. Peters
                                                Senior Vice President,
                                                Chief Financial Officer