Form 10-K/A
period 1997-01-25
ROSES STORES INC
filed 1997-06-30
CIK 85149

Item 14(a) 3 Exhibits has been amended to include
                               exhibit 99.1.

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

         27.   Financial Data Schedule

         99.1 Annual Report for the Rose's Stores, Inc., Variable Investment Plan for the year ended December 31, 1996.

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

                         For the fiscal year ended December 31, 1996


                                             OR

    ( )                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                                     Commission File No 0-631

                       ROSE'S STORES, INC. RETIREMENT SAVINGS 401(k) PLAN
                               (FORMERLY VARIABLE INVESTMENT PLAN)

                                      ROSE'S STORES, INC.
                                     218 S. Garnett Street
                                      Henderson, NC 27536

           Exhibit
             No.

             23                Consent of Independent Certified Public
                               Accountants

             99.1              Annual Report for the Rose's Stores, Inc.
                               Variable Investment Plan for the Year ended
                               December 31, 1996

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


                                                  ROSE'S STORES, INC.
                                                  RETIREMENT SAVINGS 401(k) PLAN



                                                  BY: /s/Camilla Wheeler
                                                      Camilla Wheeler
                                                      Director, Human Resources

Date:  June 30, 1997
PAGE

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Rose's Stores, Inc.


We consent to incorporation by reference in this Registration Statement on Form S-8 of Rose's Stores, Inc. of our report dated May 29, 1997 relating to the statements of net assets available for Plan benefits as of December 31, 1996, and the related statements of changes in net assets available for Plan benefits for each of the years in the three-year period ended December 31, 1996 of Rose's Stores, Inc. Retirement Savings 401(k) Plan and the related supplemental schedules 1 and 2 for the year ended December 31, 1996 which report appears in the December 31, 1996 annual report on Form 11-K of Rose's Stores, Inc. Retirement Savings 401(k) Plan.


                                                   /s/ KPMG Peat Marwick LLP
                                                   KPMG Peat Marwick LLP

Raleigh, North Carolina
June 30, 1997
PAGE

                      ROSE'S STORES, INC.
                      RETIREMENT SAVINGS 401(k) PLAN
                      (FORMERLY VARIABLE INVESTMENT PLAN)

                      Financial Statements and Schedules
                      December 31, 1996 and 1995
                      (With Independent Auditors' Report Thereon)

PAGE

INDEPENDENT AUDITORS' REPORT


Advisory Committee, Retirement Savings 401(k) Plan
Rose's Stores, Inc.:


We have audited the accompanying statements of net assets available for plan benefits of the Rose's Stores, Inc. Retirement Savings 401(k) Plan (the "Plan") as of December 31, 1996 and 1995 and the related statements of changes in net assets available for plan benefits for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibi-lity of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1996 and 1995 and the changes in net assets available for plan benefits for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedules 1 and 2 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplement-al schedules and fund information have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial state-ments taken as a whole.

                                               /s/ KPMG Peat Marwick LLP
                                               KPMG Peat Marwick LLP
May 29, 1997

                   ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                             (FORMERLY VARIABLE INVESTMENT PLAN)

      Statements of Net Assets Available for Plan Benefits with Fund Information

                                December 31, 1996 and 1995

                                                                                     1996
                                                        FUNB                                     Invesco
                                                     Diversified            Fidelity              Total                Fidelity
                                                        Bond                Magellan              Return               Advisor
                                                        Fund                 Fund                 Fund                  Fund
Assets:
          FUNB Diversified Bond Fund                 $1,580,610                 -                    -                     -
          Fidelity Magellan Fund                           -               8,200,539                 -                     -
          Invesco Total Return Fund                        -                    -               2,948,677                  -
          Fidelity Advisor Growth Opportunity
            Fund (A shares)                                -                    -                    -                4,914,401
          Templeton Growth Fund I                          -                    -                    -                     -
          Evergreen Fund (Y shares)                        -                    -                    -                     -
          Evergreen Treasury Fund                          -                    -                    -                     -
          Loans to participants                            -                    -                    -                     -
              Net investments                         1,580,610            8,200,539            2,948,677             4,914,401

          Employee contributions receivable               2,813               14,255                3,985                 7,517

Net assets available for plan benefits               $1,583,423            8,214,794            2,952,662             4,921,918

                                                                                                                    (Continued)

See accompanying notes to financial statements.
PAGE

                   ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                          (FORMERLY VARIABLE INVESTMENT PLAN)

      Statements of Net Assets Available for Plan Benefits with Fund Information

                                 December 31, 1996 and 1995

                                                                                   1996

                                                     Templeto                       Evergreen
                                                      Growth         Evergreen      Treasury       Loan
                                                       Fund            Fund           Fund         Fund             Total
Assets:
          FUNB Diversified Bond Fund                     -               -              -           -             1,580,610
          Fidelity Magellan Fund                         -               -              -           -             8,200,539
          Invesco Total Return Fund                      -               -              -           -             2,948,677
          Fidelity Advisor Growth Opportunity
            Fund (A shares)                              -               -              -           -             4,914,401
          Templeton Growth Fund I                   1,793,387            -              -           -             1,793,387
          Evergreen Fund (Y shares)                      -          1,481,800           -           -             1,481,800
          Evergreen Treasury Fund                        -               -        28,314,160        -            28,314,160
          Loans to participants                          -               -              -        547,787            547,787
              Net investments                       1,793,387       1,481,800     28,314,160     547,787         49,781,361

          Employee contributions receivable             3,802           3,328         21,771        -                57,471

Net assets available for plan benefits              1,797,189       1,485,128     28,335,931     547,787         49,838,832


See accompanying notes to financial statements.
PAGE

                   ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                     (FORMERLY VARIABLE INVESTMENT PLAN)

     Statements of Net Assets Available for Plan Benefits with Fund Information,
                                                                      Continued

                                December 31, 1996 and 1995

                                                                                                     1995
                                                  Rose's                                                          Invesco
                                                  Stable              Diversified           Fidelity               Total
                                                  Income                 Bond               Magellan               Return
                                                   Fund                 Fund                 Fund                  Fund
Assets:
          FUNB Stable Investment Fund           $17,875,534                -                    -                     -
          U.S. Government obligations            17,189,390                -                    -                     -
          FUNB Diversified Bond Fund                   -              2,133,998                 -                     -
          Fidelity Magellan Fund                       -                   -               9,178,526                  -
          Invesco Total Return Fund                    -                   -                    -                2,591,194
          Fidelity Advisor Growth Opportunity
            Fund (A shares)                            -                   -                    -                     -
          Templeton Growth Fund I                      -                   -                    -                     -
          Evergreen Fund (Y shares)                    -                   -                    -                     -
          Loans to participants                        -                   -                    -                     -
              Net investments                    35,064,924           2,133,998            9,178,526             2,591,194

          Employee contributions receivable          31,139               4,039               23,292                 4,710
              Total assets                       35,096,063           2,138,037            9,201,818             2,595,904

Net assets available for plan benefits          $35,096,063           2,138,037            9,201,818             2,595,904

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

PAGE

                         ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                               (FORMERLY VARIABLE INVESTMENT PLAN)

    Statements of Net Assets Available for Plan Benefits with Fund Information,
                                                                     Continued

                               December 31, 1996 and 1995

                                                                  1995

                                                 Fidelity         Templeton
                                                 Advisor           Growth             Evergreen           Loan
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

PAGE

                      ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                               (FORMERLY VARIABLE INVESTMENT PLAN)

       Statements of Changes in Net Assets Available for Plan Benefits with Fund
                                                                     Information

                           Years ended December 31, 1996, 1995 and 1994

                                                                                 1996
                                                 Rose's          Diver-                               Invesco
                                                 Stable          sified            Fidelity            Total            Fidelity
                                                 Income           Bond             Magellan            Return            Advisor
                                                  Fund            Fund               Fund               Fund              Fund

Additions to net assets attributed to:
  Investment income:
          Net appreciation (depreciation)
            in fair value of investments     $   720,991         24,098            885,054            359,451           771,750
          Dividends                                 -              -                  -                  -                 -
          Interest                                 2,195            190               (850)               414               114
                                                 723,186         24,288            884,204            359,865           771,864
          Employee contributions and
            roll-overs                           282,487         81,476            500,210            111,153           261,929
          Other                                    1,207           -                  -                  -                 -
              Total additions                  1,006,880        105,764          1,384,414            471,018         1,033,793

Deductions from net assets attributed to:
          Plan benefits paid                   3,285,545        333,277          1,459,359            529,846           628,455
          Other                                     -              -                  -                  -                 -
          Trustee fees                              -             1,102              5,614              2,033             3,267
          Insurance premiums paid                  6,736          1,012              2,399                621             1,282
              Total deductions                 3,292,281        335,391          1,467,372            532,500           633,004

Net transfers of assets among funds          (32,810,662)      (324,987)          (904,066)           418,240          (182,514)

              Net increase (decrease)        (35,096,063)      (554,614)          (987,024)           356,758            218,275

Net assets available for plan benefits:
          Beginning of year                   35,096,063      2,138,037          9,201,818          2,595,904         4,703,643

          End of year                        $      -         1,583,423          8,214,794          2,952,662         4,921,918

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

                     ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                            (FORMERLY VARIABLE INVESTMENT PLAN)

      Statements of Changes in Net Assets Available for Plan Benefits with Fund
                                                                    Information

                       Years ended December 31, 1996, 1995 and 1994


                                                                                1996

                                          Templeton                                Evergreen
                                            Growth             Evergreen            Treasury            Loan
                                             Fund                 Fund                Fund              Fund              Total

Additions to net assets attributed to:
  Investment income:
          Net appreciation (depreciation)
            in fair value of investments    281,526              196,460              867,229             -             4,106,559
          Dividends                            -                    -                     235             -                   235
          Interest                              264                  (31)                 776           41,840             44,912
                                            281,790              196,429              868,240           41,840          4,151,706
          Employee contributions and
            roll-overs                      103,404               81,684              379,390             -             1,801,733
          Other                                -                    -                    -                -                 1,207
              Total additions               385,194              278,113            1,247,630           41,840          5,954,646

Deductions from net assets attributed to:
          Plan benefits paid                330,734              136,950            5,328,619          138,476         12,171,261
          Other                                -                    -                    -                -                  -
          Trustee fees                        1,220                  928               22,275             -                36,439
          Insurance premiums paid               298                  508                 -                -                12,856
              Total deductions              332,252              138,386            5,350,894          138,476         12,220,556

Net transfers of assets among funds         662,519              584,344           32,439,195          117,931               -

              Net increase (decrease)       715,461              724,071           28,335,931           21,295         (6,265,910)

Net assets available for plan benefits:
          Beginning of year               1,081,728              761,057                 -             526,492         56,104,742

          End of year                     1,797,189            1,485,128           28,335,931          547,787         49,838,832

See accompanying notes to financial statements.

PAGE

                 ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                          (FORMERLY VARIABLE INVESTMENT PLAN)

       Statements of Changes in Net Assets Available for Plan Benefits with Fund
                                                          Information, Continued

                      Years ended December 31, 1996, 1995 and 1994

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

                         Years ended December 31, 1996, 1995 and 1994

                                                                              1995

                                                   Life                  Bond               American
                                                 Insurance              Fund of             Balanced                 Sub
                                                   Option               America               Fund                  Total

Additions to net assets attributed to:
  Investment income:
           Net appreciation (depreciation) in fair
             value of investments                      -                   27,549               11,494                 572,077
           Dividends                                   -                   16,577                2,648                  35,264
           Interest                                    -                       19                   21                 125,291
                                                       -                   44,145               14,163                 732,632

           Employee contributions and roll-overs     25,512                  -                    -                    369,978
           Other                                       -                     -                    -                     30,034
               Total additions                       25,512                44,145               14,163               1,132,644

Deductions from net assets attributed to:
           Plan benefits paid                          -                     -                    -                  1,082,359
           Other                                       -                     -                    -                       -
           Insurance premiums paid                   25,512                  -                    -                     25,512
           Transfer to successor trustee               -                  451,357              108,752               9,934,209
               Total deductions                      25,512               451,357              108,752              11,042,080

Net transfers of assets among funds                    -                  (60,240)             (29,302)                   -

               Net increase (decrease)                 -                 (467,452)            (123,891)             (9,909,436)

Net assets available for plan benefits:
           Beginning of year                           -                  467,452              123,891               9,909,436

           End of year                                 -                     -                    -                       -

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

                             December 31, 1996, 1995 and 1994

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

PAGE

                     ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                            (FORMERLY VARIABLE INVESTMENT PLAN)

       Statements of Changes in Net Assets Available for Plan Benefits with Fund
                                                          Information, Continued

                             December 31, 1996, 1995 and 1994

                                                                                   1995

                                                    Fidelity         Templeton
                                                     Advisor          Growth        Evergreen              Loan
                                                       Fund             Fund           Fund                Fund           Total
Additions to net assets attributed to:
  Investment income:
           Net appreciation (depreciation) in
             fair value of investments                350,623            25,456         296,676              -           3,113,422
           Dividends                                     -                 -               -                 -              60,682
           Interest                                     5,168             1,305             756            25,363          232,547
                                                      355,791            26,761         297,432            25,363        3,406,651

           Employee contributions and roll-overs      184,282            63,334          45,558              -           1,739,951
           Transfer from predecessor trustee             -                 -               -              570,902        9,934,209
           Transfer from Profit Sharing Plan             -                 -         51,722,696              -          51,722,696
           Other                                        8,082             1,356             798              -              95,069
               Total additions                        548,155            91,451      52,066,484           596,265       66,898,576

Deductions from net assets attributed to:
           Plan benefits paid                         154,867            19,661          30,385            71,534       10,661,404
           Other                                           36                11              12              -                 418
           Trustee fees                                 6,160              -               -                 -              81,727
           Insurance premiums paid                       -                 -               -                 -              25,512
           Transfer to successor trustee                 -                 -               -                 -           9,934,209
               Total deductions                       161,063            19,672          30,397            71,534       20,703,270

Net transfers of assets among funds                 4,316,551         1,009,949     (51,275,030)            1,761             -

               Net increase (decrease)              4,703,643         1,081,728         761,057           526,492       46,195,306

Net assets available for plan benefits:
           Beginning of year                             -                 -               -                 -           9,909,436

           End of year                              4,703,643         1,081,728         761,057           526,492       56,104,742


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

                            Years ended December 31, 1996, 1995 and 1994

                                                                                                     1994

                                                        Guaranteed           Diversified            Rose's
                                                          Income                Equity               Stock               Temporary
                                                           Fund                 Fund                 Fund                  Fund

Additions to net assets attributed to:
  Investment income:
            Net depreciation
              in fair value of investments            $      -                (246,171)            (51,354)                 -
            Dividends                                        -                 175,341                -                     -
            Interest                                      232,108                 -                    776                 6,969
                                                          232,108              (70,830)            (50,578)                6,969
            Employee contributions and roll-overs            -                    -                   -                1,224,583
                Total additions (deductions)              232,108              (70,830)            (50,578)            1,231,552

Deductions from net assets attributed to:
            Plan benefits paid                               -                    -                  6,760             5,063,376
            Insurance premiums paid                          -                    -                   -                     -
            Other                                            -                    -                   -                   42,957
                Total deductions                             -                    -                  6,760             5,106,333

Net transfers of assets among funds                    (2,643,692)            (732,379)           (101,726)            3,580,734

                Net increase (decrease)                (2,411,584)            (803,209)           (159,064)             (294,047)

Net assets available for plan benefits:
            Beginning of year                           7,496,398            4,330,180             177,478               981,941

            End of year                               $ 5,084,814            3,526,971              18,414               687,894

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

                       Years ended December 31, 1996, 1995 and 1994

                                                                                      1994
                                                    Wachovia
                                                      Bond/
                                                    Biltmore
                                                     Fixed        Life          Bond             American
                                                    Income      Insurance        Fund             Balanced
                                                     Fund        Option       of America            Fund            Total

Additions to net assets attributed to:
  Investment income:
          Net depreciation
            in fair value of investments            (42,397)         -          (27,698)             (906)          (368,526)
          Dividends                                  13,335          -           27,931             3,433            220,040
          Interest                                      224          -              265                48            240,390
                                                    (28,838)         -              498             2,575             91,904
          Employee contributions and roll-overs        -           85,148          -                 -             1,309,731
              Total additions (deductions)          (28,838)       85,148           498             2,575          1,401,635

Deductions from net assets attributed to:
          Plan benefits paid                           -             -             -                 -             5,070,136
          Insurance premiums paid                      -           85,148          -                 -                85,148
          Other                                         578          -             -                 -                43,535
              Total deductions                          578        85,148          -                 -             5,198,819

Net transfers of assets among funds                (691,207)         -          466,954           121,316               -

              Net increase (decrease)              (720,623)         -          467,452           123,891         (3,797,184)

Net assets available for plan benefits:
          Beginning of year                         720,623          -             -                 -            13,706,620

          End of year                                  -             -          467,452           123,891          9,909,436

See accompanying notes to financial statements.
PAGE

                  ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                          (FORMERLY VARIABLE INVESTMENT PLAN)

                             Notes to Financial Statements

                              December 31, 1996 and 1995

(l)     Summary of Significant Accounting Policies

   (a)     Basis of Presentation

   The accompanying financial statements of the Rose's Stores, Inc. Retirement Savings 401(k) Plan (the Plan) have been prepared on an accrual basis and present the net assets available for plan benefits and the changes in those net assets.

   (b)     Investments in Securities

   The investments of the Plan are held on behalf of the Plan by the trustee, First Union National Bank, in a unitized fund. Investments in securities and mutual funds are stated at current value based on quotations from National Securities Exchanges of brokerage firms adjusted for dividends, capital gains, and fees. Participants own units of the unitized fund.

   Securities transactions are recognized on the trade date (the date the order to buy or sell is executed).

   (c)     Use of Estimates

   In preparing the financial statements, the plan administrator is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, at the date of the financial statements and the reported amounts of additions to and deviations from net assets available for benefits during the reporting period. Actual results could differ from those estimates.

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

        During the Plan year, the IRS completed its evaluation of the work force reduction which occurred from 1993 to 1994. In the IRS Letter of Determination dated August 9, 1996, the IRS determined the reduction to be a "partial plan termination". As a result, all affected employees who voluntarily terminated are considered properly vested and their previously forfeited accounts, approximately $585,000 which includes earnings from date thereon are being analyzed to determine what is immediately eligible for allocation pursuant to Section 7.2 of the Plan.
PAGE

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

        The Plan currently offers seven investment options for employee contributions: the First Union National Bank Diversified Bond Fund, the Fidelity Magellan Fund, the Invesco Total Return Fund, the Fidelity Advisor Fund, the Templeton Growth Fund, the Evergreen Fund and the Evergreen Treasury Fund. Participants may change their elections daily.

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

        The Plan permits withdrawals in the event of termination of employment, disability, death, or retirement. The Plan also permits the withdrawals of assets previously held by participants under the Profit Sharing Plan (now held in the Retirement Savings 401(k) Plan as profit sharing assets) upon the participant reaching age 55, and assets held under the Retirement Savings 401(k) Plan upon the participant reaching age 59-l/2. Withdrawals may also be made to meet certain financial hardships, as defined by the Plan.

        In the event the Plan is terminated, the Trustee will assume full responsibility for the management and administration of the Plan. Upon termination of the Plan, participants may elect to receive benefits immediately, or may elect to defer benefits until they terminate their employment with Rose's or reach retirement age.

(3)     Contributions

        Employer contributions to the Plan are discretionary. The Company may elect to match 50% of participant contributions up to 6% of the participants compensation. Additional amounts may be contributed at the option of the Board of Directors. For the years ending December 31, 1996, 1995 and 1994, Rose's Stores, Inc. made no matching contributions to the Plan.

        Participants may contribute up to 20% of their gross annual wages not to exceed the IRS allowable limit.
PAGE

(4)    Investments

        The following investments exceeded 5% of the Plan's net assets at December 31, 1996 and 1995:

                   Investment                              1996          1995

           Fidelity Magellan Fund                     $  8,200,539     9,178,526
           Invesco Total Return Fund                     2,948,677          -
           Fidelity Advisor Growth Opportunity Fund      4,914,401     4,692,184
           Evergreen Treasury Fund                      28,314,160          -
           FUNB Stable Investment Fund                        -       17,875,534
           U.S. Government obligations                        -       17,189,390

       The Plan's investments were administered by Central Carolina Bank & Trust Company, N.A. through June 1995 and by First Union National Bank from July 1995 through December 31, 1996. During the years ended December 31, 1996, 1995 and 1994, the Plan had the following net appreciation (depre-ciation) in its investments (including investments bought and sold during the year):

                                                 1996               1995                1994

Fidelity Magellan Fund - FUNB administered    $  885,054            608,841                -
Fidelity Magellan Fund - CCB administered           -               548,252            (246,171)
Common stocks - Rose's Stores, Inc.
 non-voting Class B                                 -               (15,218)            (51,354)
Wachovia Bond/Biltmore Fixed
  Income Fund                                       -                  -                (42,397)
Bond Fund of America                                -                27,549             (27,698)
American Balanced Fund                              -                11,494                (906)
U.S. Government obligations                         -               203,552                -
Rose's Stable Investment Fund                    720,991            663,061                -
Rose's Diversified Bond Fund                      24,098            141,380                -
Invesco Total Return Fund                        359,451            251,756                -
Fidelity Advisor Fund                            771,750            350,623                -
Templeton Growth Fund                            281,526             25,456                -
Evergreen Fund                                   196,460            296,676                -
Evergreen Treasury Fund                          867,229               -                   -
                                              $4,106,559          3,113,422            (368,526)

PAGE

(5)    Loans to Participants

       The Plan permits participants to borrow 50% of their account balance, up to $50,000. These loans must be repaid through payroll deductions over a period not to exceed five years. The interest rate for monies borrowed is equal to the average prime rate at the sponsor's banks, plus one percent. At December 31, 1996 and 1995, there were $547,787 and $526,492 in loans outstanding, respectively. These loans bear interest at rates ranging from 7.0% to 10% and are due at various dates through 2000.

(6)     Related Party Transactions

        All expenses of the Plan were paid by the plan sponsor, Rose's Stores, Inc., in 1994. In 1996 and 1995 the Plan paid the investment management fees and the sponsor paid the administrative fees.

(7)     Federal Income Taxes

        The Internal Revenue Service issued its latest determination letter in August 1996 which stated that the Plan and its underlying trust qualify under the applicable provisions of the Internal Revenue Code and the trust is therefore exempt from federal income taxes. In the opinion of the Plan Administrator, the Plan and its underlying trust have operated within the terms of the Plan and trust and remain qualified and tax exempt, respectively. The Plan has been amended since receiving the determination letter, and a request for a new determination letter was subsequently sent to the Internal Revenue Service. The Plan administrator believes that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC and is tax exempt.

(8)     Reconciliation to Form 5500

        The accompanying financial statements have been prepared on an accrual basis and show employee contributions receivable of $57,471 and $81,228 at December 31, 1996 and 1995, respectively, as a component of net assets available for plan benefits and as part of the employee contributions in the statements of changes in net assets available for plan benefits. As well, the December 31, 1996 net assets available for plan benefits and net transfers of assets among funds have been adjusted for $18,933 on loan payments receivable. The Form 5500 has been prepared on a cash basis and does not reflect these amounts. Certain amounts in the statements of changes in net assets available for plan benefits have been classified differently between the financial statements and the Form 5500. These reclassifications have not affected the increase in net assets available for plan benefits.

                                                                     Schedule 1
                     ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                              (FORMERLY VARIABLE INVESTMENT PLAN)

                 Item 27a - Schedule of Assets Held for Investment Purposes

                                    December 31, 1996



                Identity of party and                                   Market
   Units        description of assets                      Cost          value

    72,783      Diversified Bond Fund                  $ 1,452,437     1,580,610
    81,034      Fidelity Magellan Fund                   7,109,896     8,200,539
   114,010      Invesco Total Return Fund                2,495,844     2,948,677
   121,304      Fidelity Advisor Fund                    3,962,451     4,914,401
    76,518      Templeton Growth Fund                    1,544,014     1,793,387
    76,046      Evergreen Fund*                          1,286,387     1,481,800
27,485,206      Evergreen Treasury Fund*                27,506,580    28,314,160
   547,787      Loans to participants with interest
                rates ranging from 7% to 10%
                with payments through 2000                 547,787       547,787
                                                       $45,905,396    49,781,361





*Denotes party-in-interest.
PAGE

                                                                      Schedule 2
                    ROSE'S STORES, INC. RETIREMENT SAVINGS 401(K) PLAN
                             (FORMERLY VARIABLE INVESTMENT PLAN)

                    Item 27d - Schedule of Reportable Transactions (1)

                               Year ended December 31, 1996



                                                                                    Aggregate
                                                                                        cost
                                         Aggregate              Aggregate            of assets
                                          purchase               selling              sold or                  Net
Identity of party and                      price                  price             distributed             realized
description of assets                     (2) (3)                (2) (3)                 (2)                  gain

Rose's Stable Income Fund               $   887,323            36,673,238           55,202,806             1,470,432
Fidelity Magellan Fund                    1,044,250             2,907,291            2,759,523               147,768
Evergreen Treasury Money Market Fund     33,815,940             6,369,009            6,309,360                59,649



(1) This schedule presents transactions in any security where the aggregate of such transactions in that security exceeds five percent of plan assets at January 1, 1996.

(2) The value of securities at the time of purchase or sale is the market value.

(3) Brokerage commissions are included in purchase prices and deducted from sales proceeds.