Form 10-Q
period 1997-07-26
ROSES HOLDINGS INC
filed 1997-09-09
CIK 85149

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.  20549

  (Mark One)
    (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended July 26, 1997

                                        OR

    ( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number 0-631

                               ROSE'S HOLDINGS, INC.

                      Incorporated Under the Laws of Delaware

                   I.R.S. Employer Identification No. 56-2043000

                                P. H. Rose Building
                             218 South Garnett Street
                         Henderson, North Carolina  27536
                            Telephone No. 919/430-2600

                                ROSE'S STORES, INC.
(Former name, former address and former fiscal year, if changed since last report.)

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

     As of July 11, 1997, of the 10,000,000 shares of Rose's Stores, Inc. common stock delivered to First Union National Bank of North Carolina ("FUNB"), as Escrow Agent, pursuant to the Modified and Restated First Amended Joint Plan of Reorganization, 8,612,661 of such shares of common stock are outstanding. The remaining 54,680 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved. If all pending claims are resolved adversely to the registrant, approximately 8,667,341 shares of common stock will be outstanding. If all pending claims are resolved in accordance with the registrant's records, approximately 8,632,341 shares of common stock will be outstanding. To the extent that escrowed shares of common stock are not used to satisfy claims, they will revert to the registrant and will be retired or held in the treasury of the registrant. On August 7, 1997, Rose's Holdings, Inc. was created as the parent company of Rose's Stores, Inc.
PAGE

                                 ROSE'S HOLDINGS, INC.

                             PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
       (Amounts in thousands except per share amounts)

       On August 7, 1997, pursuant to an agreement and plan of merger among Rose's Stores, Inc. ("Stores") and two newly created, wholly-owned subsidiaries of Stores, Stores became a wholly-owned subsidiary of Rose's Holdings, Inc. ("Company"). As a result of such merger, each share of common stock, no par value ("Stores Common Stock"), of Stores was converted into common stock, no par value ("Common Stock"), of Rose's Holdings, Inc. and each warrant, option or other right entitling the holder thereof to purchase or receive shares of Stores Common Stock was converted into a warrant, option or other right (as the case may be) entitling the holder thereof to purchase or receive shares of Common Stock on identical terms. The powers, rights and other provisions of the Common Stock are identical to the powers, rights and other provisions of the Stores Common Stock. Rose's Holdings, Inc. had no transactions during the second quarter.

       The following summary of financial information of Rose's Stores, Inc., ("Stores"), which is unaudited, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the information presented.

                                  ROSE'S STORES, INC.
                         STATEMENTS OF OPERATIONS (Unaudited)
                    (Amounts in Thousands Except Per Share Amounts)

                                                    For the Thirteen Weeks Ended
                                                   July 26, 1997      July 27, 1996
Revenue:
  Gross sales                                      $     153,722            165,844
  Leased department sales                                  5,091              5,679
  Net sales                                              148,631            160,165
  Leased department income                                 1,324              1,160
    Total revenue                                        149,955            161,325
Costs and Expenses:
  Cost of sales                                          114,780            123,089
  Selling, general and administrative                     37,907             38,665
  Depreciation and amortization                             (483)              (616)
  Interest                                                 1,737              1,979
    Total costs and expenses                             153,941            163,117

Loss Before Extraordinary Item                            (3,986)            (1,792)
Extraordinary Item - Loss on Early
  Extinguishment of Debt                                    -                  (914)(a)
Net Loss                                           $      (3,986)            (2,706)
Loss Per Share Before Extraordinary Item           $        (.46)              (.21)
Net Loss Per Share                                 $        (.46)              (.31)
Weighted Average Shares                                    8,667              8,667

(a) The extraordinary item - loss on early extinguishment of debt represents the deferred costs of a financing facility which were written off as a result of the Stores obtaining a new facility in the second quarter of 1996.

       See notes to financial statements

                                  ROSE'S STORES, INC.
                        STATEMENTS OF OPERATIONS (Unaudited)
                   (Amounts in Thousands Except Per Share Amounts)

                                                    For the Twenty-Six Weeks Ended
                                                   July 26, 1997      July 27, 1996
Revenue:
  Gross sales                                      $    294,003             320,270
  Leased department sales                                 9,070               9,960
  Net sales                                             284,933             310,310
  Leased department income                                2,358               2,240
    Total revenue                                       287,291             312,550
Costs and Expenses:
  Cost of sales                                         217,664             236,129
  Selling, general and administrative                    72,660(a)           75,484
  Depreciation and amortization                          (1,012)             (1,288)
  Interest                                                3,273               3,365
    Total costs and expenses                            292,585             313,690

Loss Before Extraordinary Item                           (5,294)             (1,140)
Extraordinary Item - Loss on Early
  Extinguishment of Debt                                   -                   (914)(b)
Net Loss                                           $     (5,294)             (2,054)
Loss Per Share Before Extraordinary Item           $       (.61)               (.13)
Net Loss Per Share                                 $       (.61)               (.24)
Weighted average shares                                   8,667               8,667

(a) Included in 1997 selling, general and administrative costs is income of $754 from the settlement of pre-petition insurance liabilities and a loss of $189 from the closing of a store during the first quarter.

(b) The extraordinary item - loss on early extinguishment of debt represents the deferred costs of a financing facility which were written off as a result of the Stores obtaining a new facility in 1996.



       See notes to financial statements
PAGE

                                          ROSE'S STORES, INC.
                                            BALANCE SHEETS
                                        (Amounts in thousands)

                                                               July 26,     January 25,     July 27,
                                                                1997           1997           1996
                                                             (Unaudited)     (Audited)    (Unaudited)
Assets
 Current Assets
   Cash and cash equivalents                                $      595         1,241            232
   Accounts receivable                                          11,320         5,101         10,681
   Inventories                                                 156,442       141,287        179,848
   Other current assets                                          3,041         4,503          4,174
     Total current assets                                      171,398       152,132        194,935

 Property and Equipment, at cost,
     less accumulated depreciation and amortization              8,692         7,710          7,066
 Other Assets                                                      644           480            565
                                                            $  180,734       160,322        202,566
Liabilities and Stockholders' Equity
 Current Liabilities
   Short-term debt                                          $   59,408        44,138         66,546
   Bank drafts outstanding                                       2,729          -              -
   Accounts payable                                             29,644        19,230         36,761
   Accrued salaries and wages                                    6,124         6,422          6,610
   Pre-petition liabilities                                      1,079         2,737          4,554
   Other current liabilities                                    11,533        10,908         11,701
     Total current liabilities                                 110,517        83,435        126,172

Excess of Net Assets Over Reorganization Value,
  Net of Amortization                                           20,122        21,872         23,621
Reserve for Income Taxes                                        13,033        12,996         12,673
Deferred Income                                                     34           339            727
Other Liabilities                                                1,382           740            867

Stockholders' Equity
  Preferred stock, authorized 10,000 shares;
    none issued                                                   -             -              -
  Common stock, authorized 50,000 shares;
    issued 8,667 at 7/26/97, 1/25/97 and 7/27/96
    (Note 1)                                                    35,000        35,000         35,000
  Paid-in capital                                                1,159         1,159          1,159
  Retained earnings (accumulated deficit)                         (513)        4,781          2,347
    Total stockholders' equity                                  35,646        40,940         38,506
                                                            $  180,734       160,322        202,566

See notes to financial statements
PAGE

                                          ROSE'S STORES, INC.
                                 STATEMENTS OF CASH FLOWS (Unaudited)
                                        (Amounts in thousands)

                                                                For the Twenty-Six Weeks Ended
                                                                    July 26, 1997     July 27, 1996
Cash flows from operating activities:
Net earnings (loss)                                                $      (5,294)           (2,054)
Expenses not requiring the outlay of cash:
  Depreciation and amortization                                           (1,012)           (1,288)
  Amortization of deferred financing costs                                   362               247
  (Gain) loss on disposal of property and equipment                         -                   (2)
  Settlement of pre-petition liabilities                                    (754)             -
  Provision for closed store                                                 189              -
  Extraordinary loss on early extinguishment of debt                        -                  914
Cash provided by (used in) assets and liabilities:
  (Increase) decrease in accounts receivable                              (6,219)           (3,472)
  (Increase) decrease in inventories                                     (15,155)          (26,658)
  (Increase) decrease in other assets                                      1,466               536
  Increase (decrease) in accounts payable                                 10,414            12,916
  Increase (decrease) in other liabilities                                  (168)             (487)
  Increase (decrease) in income tax reserves                                  37              -
  Increase (decrease) in reserve for store closings                         (530)              (21)
  Increase (decrease) in deferred income                                    (305)             (247)
  Increase (decrease) in accumulated PBO                                    -                 (200)
  Net cash provided by (used in) operating activities                    (16,969)          (19,816)

Cash flows from investing activities:
  Purchases of property and equipment                                       (847)           (2,339)
  Proceeds from disposal of property and equipment                          -                    2
Net cash provided by (used in) investing activities                         (847)           (2,337)

Cash flows from financing activities:
  Net activity on line of credit                                          15,270            32,873
  Payments of unsecured priority and administrative claims                  (151)              (78)
  Principal payments on capital leases                                      (148)             (167)
  Increase (decrease) in bank drafts outstanding                           2,729            (9,530)
  Payments of deferred financing costs                                      (530)           (1,306)
Net cash provided by (used in) financing activities                       17,170            21,792

Net decrease in cash                                                        (646)             (361)
Cash and cash equivalents at beginning of period                           1,241               593
Cash and cash equivalents at end of period                         $         595               232

Supplemental disclosure of additional non-cash
  investing and financing activities:
  Retirement of net book value of assets in reserve
    for store closings                                             $          14              -

See notes to financial statements
PAGE

Notes to Financial Statements:

(1) On August 7, 1997, pursuant to an agreement and plan of merger among Rose's Stores, Inc. ("Stores") and two newly created, wholly-owned subsidiaries of Stores, Stores became a wholly-owned subsidiary of Rose's Holdings, Inc. ("Company"). As a result of such merger, each share of common stock, no par value (the "Stores Common Stock") was converted into common stock, no par value ("Common Stock"), of Rose's Holdings, Inc. and each warrant, option or other right entitling the holder thereof to purchase or receive shares of Stores Common Stock was converted into a warrant, option or other right (as the case may be) entitling the holder thereof to purchase or receive shares of Common Stock on identical terms. The powers, rights and other provisions of the Common Stock are identical to the powers, rights and other provisions of the Stores Common Stock. Rose's Holdings, Inc. had no transactions during the second quarter. Intercompany accounts and transactions will be eliminated in the future. Incident to the merger, the Company entered into a guaranty of the obligations (the "Guaranty") of Stores under the three year revolving credit agreement (the "Credit Agreement") between Stores and the participating lenders in favor of such lenders. The Guaranty is secured by a stock pledge and security agreement (the "Security Agreement") covering all the assets of the Company. In addition, Stores entered into a second amendment to the Credit Agreement (the "Second Amendment") effecting certain changes incident to the merger. The Guaranty, Security Agreement, and Second Amendment are filed as exhibits to this report.

(2) On September 5, 1993, Stores filed a voluntary Petition for Relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Eastern District of North Carolina (the "Bankruptcy Court"). Stores' Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") was approved by order of the Bankruptcy Court on April 24, 1995. On April 28, 1995 (the "Effective Date"), the Plan became effective.

       Since emergence, distributions of the Stores Common Stock have been made to holders of Allowed Class 3 Unsecured Claims (as defined in the Plan) in accordance with the provisions of the Plan. As a result of distributions of the Stores Common Stock pursuant to the Plan, as of July 11, 1997, Stores had 8,613 shares of Stores Common Stock outstanding of the 10,000 shares of Stores Common Stock which were delivered pursuant to the Plan on the Effective Date to First Union National Bank of North Carolina ("FUNB") as escrow agent. In addition, as of July 11, 1997, and pursuant to the provisions of the Plan, 1,333 shares had reverted to Stores from escrow to be retired.

       The remaining 54 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved.

       The disputed Class 3 claims which remained unresolved at July 11, 1997 were primarily claims of landlords with respect to leases which were rejected during the course of the Chapter 11 proceeding and general liability claims being resolved under an alternative dispute resolution program established by the Bankruptcy Court. If all pending claims are resolved adversely to the Company, approximately 54 additional shares of Common Stock will be issued and there will be a total of approxi-mately 8,667 shares of Common Stock issued and outstanding. If all pending claims are resolved in accordance with the Company's records and/or position as to such claims, approximately 19 additional shares of Common Stock will be issued, and there will be a total of approxi-mately 8,632 shares of Common Stock issued and outstanding. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

       On the Effective Date, all shares of Stores pre-emergence Voting Common Stock and Non-Voting Class B Stock were cancelled and the record owners of such stock as of such date received warrants to purchase the new
       Stores Common Stock.   One warrant was issued for every 4.377 shares of
       pre-emergence Voting Common Stock or Non-Voting Class B Stock and allows the holder to purchase one share of the new Stores Common Stock. The warrants may be exercised at any time until they expire on April 28, 2002. The initial warrant exercise price of $14.45 was calculated pursuant to a formula set forth in the Plan. The exercise price was adjusted to $12.01 on April 28, 1996, the first anniversary of the Effective Date, and was adjusted to $11.87 on April 28, 1997, the second anniversary of the Effective Date. The exercise price will be adjusted on the third anniversary of the Effective Date to reflect adjustments to the total of allowed and disputed claims of the Company's unsecured creditors. The exercise price will be further adjusted on the fourth, fifth and sixth anniversaries of the Effective Date to reflect 105%, 110% and 115%, respectively, of the total of the allowed and disputed claims of the unsecured creditors.

       Under the New Equity Compensation Plan, nonqualified stock options to purchase 268 shares of Stores Common Stock were outstanding on July 26, 1997. The weighted average option price per share is $3.81. The options vest over a three year period (unless earlier vested by reason of certain acceleration events, including a change of control of the Company). One half of the options expire five years from the date of issuance and the remainder expire seven years from the date of issuance.

       The exercise of outstanding stock options and warrants would not result in a dilution of earnings per share and are excluded from the calculation of earnings per share.

(3) Accounts receivable is net of an allowance for doubtful accounts of $464 as of July 26, 1997; $420 as of January 25, 1997 and $289 as of
       July 27, 1996.

(4) The operating results presented herein are not necessarily indicative of the operating results for a full year due to seasonal factors, among other reasons.

(5) Stores paid interest (including deferred financing costs) of $2,033 in the second quarter of 1997 and $1,371 in the comparable quarter of last year. Year-to-date, Stores paid interest of $3,311 in 1997 and $3,040 in 1996.

(6) Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.
PAGE

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands)

Revenue

Sales for the second quarter of 1997 were $153,722, a decrease of $12,122, or 7.3%, from the second quarter of 1996, and year-to-date sales were $294,003, a decrease of $26,267, or 8.2% from the comparable period of the prior year.
The decline in sales was primarily attributable to a decline in sales on a comparable store basis of 7.0% for the quarter and 7.7% year-to-date. The On June 26, 1997, two small stores, operating under the name Rose's Express, were opened.

Costs and Expenses

Cost of sales as a percent of net sales was 77.2% for the second quarter of 1997 and 76.9% for the comparable period of the prior year. Year-to-date cost of sales as a percent of net sales was 76.4% for 1997 and 76.1% for the comparable period of the prior year. The increase in the cost of sales as a percent of net sales for the quarter was .3%. This increase resulted from higher promotional markdowns (.7%), an increase in freight costs (.1%), and a decrease in advertising co-op income (.1%). These increases were partially offset by a decrease in shrinkage (.4%) and in increase in mark-on percent (.2%). The increase in the year-to-date cost of sales as a percent to net sales was also .3%. The increase in promotional markdowns (.5%), higher freight costs (.1%), and less advertising co-op income (.1%) were also partially offset by a decrease in shrinkage (.4%).

Selling, general and administrative expenses (SG&A) as a percent of net sales were 25.5 % for the second quarter of 1997 and 24.1% for the comparable quarter of the prior year. Year-to-date SG&A expenses as a percentage of sales were 25.5% in 1997 and 24.3% in 1996. The higher percentage to sales for the quarter and year-to-date resulted from the decrease in sales. SG&A expenses decreased by $758 for the quarter and by $2,824 year-to-date. Included in 1997 year-to-date selling, general and administrative expense was income of $754 resulting from the settlement of pre-petition insurance liabilities and a loss of $189 from the closing of a store during the first quarter.

Liquidity and Capital Resources

As of August 9, 1997, under the Company's three year revolving credit facility (the "Credit Facility"), the Company had $66,044 outstanding in short-term borrowings, $6,090 in outstanding letters of credit and unused availability of $23,129. The Company's management believes that the Company's current financing arrangement and cash flows are adequate to meet its liquidity needs.

Under the Credit Facility, trade suppliers which extend credit to the Company are supported by a subordinated lien on all of the assets of the Company including a subordinated lien of $15,000 in the real estate properties of the Company (the "Trade Lien"). The Trade Lien expires April 29, 1998, was put into place on April 30, 1997, and replaces the prior trade security package (consisting of a $5,000 letter of credit and a subordinated lien in the real estate properties of the Stores), which expired on April 29, 1997.

PAGE

In the second quarter of 1997, $643 in cash was invested in property and equipment, as compared to $1,479 in the second quarter of 1996. Year-to-date cash investment in property and equipment was $847 in 1997 compared to $2,339 in 1996. The 1997 expenditures were for store improvements and computer software. The 1996 expenditures were primarily for store remodelings and new computer software. Cash used in operating activities, primarily to fund inventory levels, was $14,519 in the second quarter of 1997, and $16,969 year-to-date. Cash used in operating activities during 1996 was $7,493 in the second quarter and $19,816 year-to-date.


PAGE

                             PART II.  OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K

             (a)   10.1   Continuing Guaranty dated as of August 6, 1997,
                          between the Lendor Group and the Company.

                   10.2 Security Agreement dated as of August 6, 1997, between Foothill Capital Corporation and the Company.

                   10.3 Amendment Number Two to Loan and Security Agreement between Rose's Stores, Inc., as Borrower, Financial Institutions as listed on the signature pages, as the Lenders, PPM Finance, Inc., as Co-Agent, and Foothill Capital Corporation, as Agent, dated as of August 6, 1997.

             (b) The Registrant filed the following reports on Form 8-K during the quarter covered by this report:

                   (i) Report on Form 8-K dated June 26, 1997, reporting under Item 5 the results of the annual meeting of stockholders held on June 26, 1997.

                   (ii) Report on Form 8-K dated August 7, 1997, reporting under Item 5 the merger pursuant to which Rose's Stores, Inc. became a wholly-owned subsidiary of Rose's Holdings, Inc.




PAGE

                                    SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ROSE'S HOLDINGS, INC.


Date:  September 9, 1997                     By /s/ R. Edward Anderson
                                                R. Edward Anderson
                                                President,
                                                Chief Executive Officer


Date:  September 9, 1997                     By /s/ Jeanette R. Peters
                                                Jeanette R. Peters
                                                Senior Vice President,
                                                Chief Financial Officer