Form 10-Q
period 1997-10-25
ROSES HOLDINGS INC
filed 1997-12-08
CIK 85149

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.  20549

  (Mark One)
    (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended October 25, 1997

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

    As of November 19, 1997, of the 10,000,000 shares of common stock delivered to First Union National Bank of North Carolina ("FUNB"), as Escrow Agent pursuant to the Modified and Restated First Amended Joint Plan of Reorganization, 8,612,661 of such shares of common stock are outstanding. The remaining 19,680 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved. If all pending claims are resolved adversely to the Company, 8,632,341 shares of common stock will be outstanding. To the extent that escrowed shares of common stock are not used to satisfy claims, they will revert to the Registrant and will be retired or held in the treasury of the Registrant.
On August 7, 1997, Rose's Holdings, Inc. was created as the parent of Rose's Stores, Inc.

                              ROSE'S HOLDINGS, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
      (Amounts in thousands except per share amounts)

      On August 7, 1997, pursuant to an agreement and plan of merger among Rose's Stores, Inc. ("Stores") and two newly created, wholly-owned subsidiaries of Stores, Stores became a wholly-owned subsidiary of Rose's Holdings, Inc. (the "Company"). As a result of such merger, each share of common stock, no par value ("Stores Common Stock"), of Stores was converted into common stock, no par value ("Common Stock"), of Rose's Holdings, Inc. and each warrant, option or other right entitling the holder thereof to purchase or receive shares of Stores Common Stock was converted into a warrant, option or other right (as the case may be) entitling the holder thereof to purchase or receive shares of Common Stock on identical terms. The powers, rights and other provisions of the Common Stock are identical to the powers, rights and other provisions of the Stores Common Stock.

      The following summary of financial information of the Company, which is unaudited, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the information presented.

                                      ROSE'S HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in Thousands Except Per Share Amounts)

                                                             For the Thirteen Weeks Ended
                                                          October 25, 1997   October 26, 1996
Revenue:
  Gross sales                                             $       156,482            160,796
  Leased department sales                                           4,022              4,907
  Net sales                                                       152,460            155,889
  Leased department income                                          1,046              1,124
    Total revenue                                                 153,506            157,013
Costs and Expenses:
  Cost of sales                                                   113,761            116,813
  Selling, general and administrative (a)                          38,872             37,757
  Depreciation and amortization                                      (453)              (568)
  Interest                                                          2,358              2,563
    Total costs and expenses                                      154,538            156,565

Net Earnings (Loss)                                       $        (1,032)               448
Net Earnings (Loss) Per Share                             $          (.12)               .05
Weighted Average Shares                                             8,632              8,632

(a) Included in 1997 selling, general and administrative costs is a third quarter charge of $500 for the estimated closing expenses of two stores to close in the fourth quarter. Included in 1996 selling, general and administrative costs is a third quarter charge of $657 related to a merger agreement which was terminated on August 20, 1996.

See notes to financial statements.
PAGE

                                      ROSE'S HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in Thousands Except Per Share Amounts)

                                                 For the Thirty-Nine Weeks Ended
                                                 October 25, 1997   October 26, 1996
Revenue:
  Gross sales                                    $       450,485            481,066
  Leased department sales                                 13,092             14,867
  Net sales                                              437,393            466,199
  Leased department income                                 3,404              3,364
    Total revenue                                        440,797            469,563
Costs and Expenses:
  Cost of sales                                          331,425            352,942
  Selling, general and administrative (a)                111,532            113,241
  Depreciation and amortization                           (1,465)            (1,856)
  Interest                                                 5,631              5,928
    Total costs and expenses                             447,123            470,255

Loss Before Extraordinary Item                            (6,326)              (692)
Extraordinary Item - Loss on Early
  Extinguishment of Debt (b)                                -                  (914)
Net Loss                                         $        (6,326)            (1,606)
Loss Per Share Before Extraordinary Item         $          (.73)              (.08)
Net Loss Per Share                               $          (.73)              (.19)
Weighted average shares                                    8,632              8,632

(a) Included in 1997 selling, general and administrative costs is income of $754 from the settlement of pre-petition insurance liabilities and a loss of $689 related to store closings. Included in 1996 selling, general and administrative costs is a third quarter charge of $657 related to a merger agreement which was terminated on August 20, 1996.

(b) The extraordinary item - loss on early extinguishment of debt represents the deferred costs of a financing facility which were written off as a result of Stores obtaining a new facility in 1996.

See notes to financial statements.
PAGE

                                       ROSE'S HOLDINGS, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                      (Amounts in thousands)


                                                           October 25,   January 25,    October 26,
                                                              1997          1997            1996
                                                           (Unaudited)    (Audited)     (Unaudited)
Assets
 Current Assets
   Cash and cash equivalents                              $      596        1,241             582
   Accounts receivable                                        21,621        5,101          20,192
   Inventories                                               195,849      141,287         200,054
   Other current assets                                        4,026        4,503           3,774
     Total current assets                                    222,092      152,132         224,602
 Property and Equipment, at cost
   Less accumulated depreciation and amortization              8,719        7,710           7,638
 Other Assets                                                    504          480             458
                                                          $  231,315      160,322         232,698
Liabilities and Stockholders' Equity
 Current Liabilities
   Short-term debt                                        $  100,299       44,138          95,743
   Bank drafts outstanding                                     4,605         -              3,657
   Accounts payable                                           39,337       19,230          35,507
   Accrued salaries and wages                                  4,673        6,422           4,879
   Pre-petition liabilities                                    1,003        2,737           4,261
   Other current liabilities                                  13,201       10,908          13,042
     Total current liabilities                               163,118       83,435         157,089

 Excess of Net Assets Over Reorganization Value,
   Net of Amortization                                        19,247       21,872          22,747
 Reserve for Income Taxes                                     13,033       12,996          12,673
 Deferred Income                                                -             339             533
 Other Liabilities                                             1,303          740             702

 Stockholders' Equity
   Preferred stock, authorized 10,000 shares;
     none issued                                                -            -               -
   Common stock, authorized 50,000 shares;
     issued 8,632 at 10/25/97, 1/25/97 and 10/26/96
     (Note 1)                                                 35,000       35,000          35,000
   Paid-in capital                                             1,159        1,159           1,159
   Retained earnings (accumulated deficit)                    (1,545)       4,781           2,795
     Total stockholders' equity                               34,614       40,940          38,954
                                                          $  231,315      160,322         232,698

See notes to financial statements.
PAGE

                                       ROSE'S HOLDINGS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                      (Amounts in thousands)

                                                               For the Thirty-Nine Weeks Ended
                                                               October 25, 1997   October 26, 1996
Cash flows from operating activities:
Net earnings (loss)                                            $      (6,326)           (1,606)
Expenses not requiring the outlay of cash:
  Depreciation and amortization                                       (1,465)           (1,855)
  Amortization of deferred financing costs                               509               435
  (Gain) loss on disposal of property and equipment                     -                   (1)
  Settlement of pre-petition liabilities                                (754)             -
  Provisions for store closings                                          689              -
  Extraordinary loss on early extinguishment of debt                    -                  914
  Write-off of merger costs                                             -                  657
  Reversal of severance reserve                                         -                 (130)
Cash provided by (used in) assets and liabilities:
  (Increase) decrease in accounts receivable                         (16,520)          (12,983)
  (Increase) decrease in inventories                                 (54,562)          (46,864)
  (Increase) decrease in other assets                                    483               354
  Increase (decrease) in accounts payable                             20,107            11,662
  Increase (decrease) in other liabilities                              (881)             (712)
  Increase (decrease) in income tax reserves                              37              -
  Increase (decrease) in reserve for store closings                      (86)             (163)
  Increase (decrease) in deferred income                                (339)             (441)
  Increase (decrease) in accumulated PBO                                -                 (300)
  Net cash provided by (used in) operating activities                (59,108)          (51,033)

Cash flows from investing activities:
  Purchases of property and equipment                                 (1,296)           (3,219)
  Proceeds from disposal of property and equipment                      -                    2
Net cash provided by (used in) investing activities                   (1,296)           (3,217)

Cash flows from financing activities:
  Net activity on line of credit                                      56,161            62,070
  Payments of unsecured priority and administrative claims              (227)             (371)
  Principal payments on capital leases                                  (241)             (225)
  Increase (decrease) in bank drafts outstanding                       4,605            (5,873)
  Payments of deferred financing costs                                  (539)           (1,362)
Net cash provided by (used in) financing activities                   59,759            54,239

Net decrease in cash                                                    (645)              (11)
Cash and cash equivalents at beginning of period                       1,241               593
Cash and cash equivalents at end of period                     $         596               582

Supplemental disclosure of additional non-cash
  investing and financing activities:
  Retirement of net book value of assets in reserve
    for store closings                                         $          14              -
  Capital lease additions                                                887              -

See notes to financial statements.

PAGE

Notes to Financial Statements:

(1) On August 7, 1997, pursuant to an agreement and plan of merger among Rose's Stores, Inc. ("Stores") and two newly created, wholly-owned subsidiaries of Stores, Stores became a wholly-owned subsidiary of Rose's Holdings, Inc. (the "Company"). As a result of such merger, each share of common stock, no par value (the "Stores Common Stock") was converted into common stock, no par value ("Common Stock"), of Rose's Holdings, Inc. and each warrant, option or other right entitling the holder thereof to purchase or receive shares of Stores Common Stock was converted into a warrant, option or other right (as the case may be) entitling the holder thereof to purchase or receive shares of Common Stock on identical terms. The powers, rights and other provisions of the Common Stock are identical to the powers, rights and other provisions of the Stores Common Stock. In the presentation of the Company's consolidated financial statements, intercompany accounts and transactions are eliminated. Incident to the merger, the Company entered into a guaranty of the obligations (the "Guaranty") of Stores under the three year revolving credit agreement (the "Credit Agreement") between Stores and the participating lenders in favor of such lenders. The Guaranty is secured by a stock pledge and security agreement (the "Security Agreement") covering all the assets of the Company. In addition, Stores entered into a second amendment to the Credit Agreement (the "Second Amendment") effecting certain changes related to the merger.

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

      Since emergence, distributions of the Common Stock have been made to holders of Allowed Class 3 Unsecured Claims (as defined in the Plan) in accordance with the provisions of the Plan. As a result of distributions of the Common Stock pursuant to the Plan, as of November 19, 1997, the Company had 8,613 shares of Common Stock outstanding of the 10,000 shares of Common Stock which were delivered pursuant to the Plan on the Effective Date to First Union National Bank of North Carolina ("FUNB") as escrow agent. In addition, as of November 19, 1997, and pursuant to the provisions of the Plan, 1,367 shares had reverted to the Company from escrow to be retired.

      The remaining 20 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved. These claims are claims of landlords with respect to leases which were rejected during the course of the Chapter 11 proceeding.

      If all pending claims are resolved adversely to the Company, 20 additional shares of Common Stock will be issued and there will be a total of 8,632 shares of Common Stock issued and outstanding. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

      On the Effective Date, all shares of Stores pre-emergence Voting Common Stock and Non-Voting Class B Stock were cancelled and the record owners of such stock as of such date received warrants to purchase the new
      Stores Common Stock.   One warrant was issued for every 4.377 shares of
      pre-emergence Voting Common Stock or Non-Voting Class B Stock and allows the holder to purchase one share of the Common Stock. The warrants may be exercised at any time until they expire on April 28, 2002. The current exercise price of $11.87 was effective April 28, 1997, the second anniversary of the Effective Date. The exercise price will be adjusted on the third anniversary of the Effective Date to reflect adjustments to the total of allowed and disputed claims of the Company's unsecured creditors. The exercise price will be further adjusted on the fourth, fifth and sixth anniversaries of the Effective Date to reflect 105%, 110% and 115%, respectively, of the total of the allowed and disputed claims of the unsecured creditors.

      Under the New Equity Compensation Plan, nonqualified stock options to purchase 288 shares of the Company Common Stock were outstanding on October 25, 1997. The weighted average option price per share is $3.63. The options vest over a three year period (unless earlier vested by reason of certain acceleration events, including a change of control of the Company). One half of the options expire five years from the date of issuance and the remainder expire seven years from the date of issuance.

      Under the Long-Term Stock Incentive Plan, nonqualified stock options to purchase 75 shares of Company Common Stock were outstanding on October 25, 1997. The weighted average option price per share is $1.75. The options are fully vested and exercisable and expire five years from the date of issuance.

      The exercise of outstanding stock options and warrants would not result in a dilution of earnings per share and are excluded from the calculation of earnings per share.

(3) Accounts receivable is net of an allowance for doubtful accounts of $533 as of October 25, 1997; $420 as of January 25, 1997 and $320 as of October 26, 1996.

PAGE

(4) The operating results presented herein are not necessarily indicative of the operating results for a full year due to seasonal factors, among other reasons.

(5) Stores paid interest (including deferred financing costs) of $1,974 in the third quarter of 1997 and $2,180 in the comparable quarter of last year. Year-to-date, Stores paid interest of $5,285 in 1997 and $5,220 in 1996.

(6) Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

(7)   Subsequent Event:

      On December 2, 1997, Rose's Holdings, Inc. (the "Company") consummated the sale to Variety Wholesalers, Inc. ("Variety") of all of the outstanding capital stock of Rose's Stores, Inc. ("Stores"), a wholly owned subsidiary of the Company (the "Sale") pursuant to a Stock Purchase Agreement, dated as of October 24, 1997, between the Company and Variety (the "Stock Purchase Agreement"). The Sale constituted the disposition by the Company of substantially all of its assets and was approved by the holders of a majority of the outstanding shares of Common Stock of the Company at a special stockholders meeting of the Company on December 2, 1997. The total purchase price for the Sale was $19,200,000, including $1,920,000 which was placed in escrow. The proceeds of the Sale, net of certain transaction, closing, and other costs, are approximately $15,300,000 (including $1,920,000 which was placed in escrow). For further information with respect to the Sale, the Stock Purchase Agreement, and related matters, reference is made to the Company's definitive proxy statement, dated November 10, 1997, as filed with the Securities and Exchange Commission (the "Proxy Statement").
PAGE

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands)

On December 2, 1997, Rose's Holdings, Inc. (the "Company") consummated the sale to Variety Wholesalers, Inc. ("Variety") of all of the outstanding capital stock of Rose's Stores, Inc. ("Stores"), a wholly owned subsidiary of the Company (the "Sale") pursuant to a Stock Purchase Agreement, dated as of October 24, 1997, between the Company and Variety (the "Stock Purchase Agreement"). The Sale constituted the disposition by the Company of substantially all of its assets and was approved by the holders of a majority of the outstanding shares of Common Stock of the Company at a special stockholders meeting of the Company on December 2, 1997. The total purchase price for the Sale was $19,200,000, including $1,920,000 which was placed in escrow. The proceeds of the Sale, net of certain transaction, closing, and other costs, are approximately $15,300,000 (including $1,920,000 which was placed in escrow). For further information with respect to the Sale, the Stock Purchase Agreement, and related matters, reference is made to the Company's definitive proxy statement, dated November 10, 1997, as filed with the Securities and Exchange Commission (the "Proxy Statement").

Effective December 2, 1997, R. Edward Anderson resigned his positions as Chairman of the Board, President, and Chief Executive Officer of Rose's Holdings. In addition, all of the other officers of the Company resigned effective as of the closing of the Sale. Warren G. Lichtenstein, a member of the Board of Directors, became the President, Chief Executive Officer, and the principal accounting officer of the Company; and Jack L. Howard, also a member of the Board of Directors, became Vice President, Secretary, Treasurer, and principal financial officer.

Revenue

Sales for the third quarter of 1997 were $156,482, a decrease of $4,314, or 2.7%, from the third quarter of 1996, and year-to-date sales were $450,485, a decrease of $30,581, or 6.4%, from the comparable period of the prior year. The decline in sales was due primarily to a decline in sales on a comparable store basis of 2.4% for the quarter and 5.9% year-to-date. On June 26, 1997, two small stores, operating under the name Rose's Express, were opened. During the fourth quarter, two stores will be closed.

Costs and Expenses

Cost of sales as a percent of net sales was 74.6% for the third quarter and 74.9% for the comparable period of the prior year. Year-to-date cost of sales as a percent of net sales was 75.8% for 1997 and 75.7% for the comparable period of the prior year. The decrease in the cost of sales as a percent of net sales for the quarter was .3%. The decrease resulted from cumulative increase in mark-on percent (.5%), a decrease in shrinkage (.5%) and an increase in advertising co-op income (.1%) and cash discounts (.1%). These decreases were partially offset by higher promotional markdowns (.9%). The increase in the year-to-date cost of sales as a percent to net sales was .1%. The increase in promotional markdowns (.6%) were partially offset by an increase in mark-on percent (.1%) and a decrease in shrinkage (.4%).

Selling, general and administrative expenses ("SG&A") as a percent of net sales for the third quarter were 25.5% in 1997 and 24.2% for the comparable quarter of the prior year. Year-to-date SG&A expenses as a percentage of sales were 25.5% in 1997 and 24.3% in 1996. SG&A expenses increased by $1,115 for the quarter and decreased by $1,709 year-to-date. Included in 1997 third quarter and year-to-date results was an expense of $500 related to two stores that will close in the fourth quarter. Also included in 1997 year-to-date selling, general and administrative expense was income of $754 resulting from the settlement of pre-petition insurance liabilities and a loss of $189 from the closing of a store during the first quarter. Included in 1996 SG&A is a third quarter charge of $657 related to a merger agreement which was terminated on August 20, 1996.

Liquidity and Capital Resources

In the third quarter of 1997, $449 in cash was invested in property and equipment, as compared to $880 in the third quarter of 1996. Year-to-date cash investment in property and equipment was $1,296 in 1997 compared to $3,219 in 1996. The 1997 expenditures were for store improvements and computer software. The 1996 expenditures were primarily for store remodelings and new computer software. Cash used in operating activities, primarily to fund inventory levels, was $42,139 in the third quarter of 1997, and $59,108 year-to-date. Cash used in operating activities during 1996 was $31,217 in the third quarter and $51,033 year-to-date.

Subsequent to the Sale, the Company has no business operations and its principal asset is the net proceeds from the Sale. The Company intends to seek out and to obtain an acquisition and/or merger transaction in which to employ its cash so that the Company's stockholders may benefit by owning an interest in a viable enterprise. There can be no assurance that the Company will be able to locate or purchase a business, or that such business, if located and purchased, will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness. The Company has not yet identified any potential acquisition candidates. Pending the use of the net proceeds of the Sale, the Company plans to invest such net proceeds in liquid, high quality investments.

Subsequent to the Sale, there can be no assurance that the Company will continue to meet the continued listing requirements in order that the Company Common Stock will remain listed on the NASDAQ National Market System, and any delisting therefrom may adversely affect the liquidity of the Company Common Stock.


PAGE

                           PART II.  OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K

      (a)   10.1  Agreement of sale dated as of October 24,         Incorporated
                  1997 by and between Variety Wholesalers,          by reference
                  Inc. and the Registrant. (Incorporated by reference to Annex I to Registrant's Form
                  DEF 14A for the current report date of
                  November 10, 1997.)

            10.2 Amended and Restated Employment Agreement with R. Edward Anderson, Chairman of the
                  Board, President and Chief Executive
                  Officer, dated October 23, 1997.

      (b) The Company filed the following current reports on Form 8-K during the quarter covered by this report:

                  (i) Report on Form 8-K dated October 24, 1997, reporting under Item 5 the definitive agreement providing for the sale to Variety Wholesalers, Inc. of Rose's Holdings, Inc. wholly owned subsidiary, Rose's Stores, Inc.

                  (ii) Report on Form 8-K dated December 2, 1997, reporting under Item 5 the completion of the sale to Variety Wholesalers, Inc. of Rose's Holdings, Inc. wholly owned subsidiary, Rose's Stores, Inc.

PAGE

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ROSE'S HOLDINGS, INC.


Date:  December 8, 1997                   By /s/Warren G. Lichtenstein
                                              Warren G. Lichtenstein
                                              President,
                                              Chief Executive Officer





Date:  December 8, 1997                   By /s/ Jack L. Howard
                                              Jack L. Howard
                                              Vice President,
                                              Secretary and Treasurer