Form 10-K
period 1998-01-31
ROSES HOLDINGS INC
filed 1998-05-01
CIK 85149

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C. 20549

                                       FORM 10-K

             (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended January 31, 1998

                                          OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                              Commission File No 0-631

                                ROSE'S HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                              56-2043000
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

                                 150 East 52nd Street
                                      21st Floor
                                  New York, NY  10022
                  (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (212) 813-1500

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. (   )
                             (continued on following page)
PAGE

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

    As of January 31, 1998, of the 10,000,000 shares of common stock delivered to First Union National Bank of North Carolina ("FUNB"), as Escrow Agent, pursuant to the Modified and Restated First Amended Joint Plan of Reorganiza-tion, 1,367,659 shares have been returned to the Company and canceled, and 8,612,661 shares are outstanding. The remaining 19,680 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved. To the extent that escrowed shares of common stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

    As of April 7, 1998, the aggregate market value of common stock held by non-affiliates of the Company (assuming all pending claims are resolved adversely to the Company) was approximately $9,089,484.


                          DOCUMENTS INCORPORATED BY REFERENCE

       Incorporated Document                             Location in Form 10-K

Portions of Registrant's definitive                      Part III, Items 10, 11,
Proxy Statement to be filed in                           12 and 13
connection with the 1998 Annual
Meeting of Shareholders.
PAGE

PART I

ITEM 1:  BUSINESS

     General Development of Business

    The Company was incorporated in 1997 to act as a holding corporation, which, pursuant to the merger described below in this Item 1, became the parent of Rose's Stores, Inc. Rose's* was organized in 1915 as a family partnership consisting of Paul H. Rose and his wife, Emma M. Rose, who together opened a "5-10-25 cent" store in Henderson, North Carolina. By 1927, when there were 28 stores, the business was incorporated in the state of Delaware under the name of "Rose's 5, 10 & 25 cent Stores, Inc." In 1962, the name was changed to "Rose's Stores, Inc." Over the years, Rose's opened stores of a larger size.
As a result, Registrant's business evolved from a chain of 5, 10 & 25 cent stores to a chain of general merchandise discount stores.

    On September 5, 1993, Rose's filed a voluntary petition for Relief under Chapter 11, Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of North Carolina (the "Bankruptcy Court"). Rose's Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") was approved by Order of the Bankrupt-cy Court on April 24, 1995. On April 28, 1995, the Plan became effective (the "Effective Date"). Details of the bankruptcy proceedings are discussed in
Note 1 to the Company's Financial Statements included elsewhere herein.

     On August 7, 1997, pursuant to an agreement and plan of merger among Stores and two newly created, wholly-owned subsidiaries of Stores, Stores became a wholly-owned subsidiary of the Company. As a result of such merger, each share of common stock, no par value ("Stores Common Stock"), of Stores was converted into common stock, no par value ("Common Stock"), of the Company and each warrant, option or other right entitling the holder thereof to purchase or receive shares of Stores Common Stock was converted into a warrant, option or other right (as the case may be) entitling the holder thereof to purchase or receive shares of Common Stock on identical terms. The powers, rights and other provisions of the Common Stock was identical to the powers, rights and other provisions of the Stores Common Stock.

     On December 2, 1997, the Company consummated the sale to Variety Wholesalers, Inc. ("Variety") of all of the outstanding capital stock of Stores (the "Sale") pursuant to a Stock Purchase Agreement, dated as of October 24, 1997, between the Company and Variety (the "Stock Purchase Agreement"). The Sale constituted the disposition by the Company of substantially all of its assets and was approved by the holders of a majority of the outstanding shares of Common Stock at a special stockholders meeting of the Company on December 2, 1997. The total purchase price for the Sale was $19,200,000, including $1,920,000 which was placed in escrow. The proceeds of the Sale, net of certain transaction, closing, and other costs, were $15,331,000 (including $1,920,000 which was placed in escrow). For further information with respect to the Sale, the Stock Purchase Agreement, and related matters, reference is made to the Company's definitive proxy statement, dated November 10, 1997, as filed with the Securities and Exchange Commission (the "Proxy Statement").

* Reference in this Annual Report on Form 10-K to "Rose's" or the "Stores" shall mean Rose's Stores, Inc. Reference in this Annual Report to "Registrant" or the "Company" shall mean Rose's Holdings, Inc.

     Narrative Description of Business

     The Company currently has no business operations and its principal asset is the net proceeds from the Sale. The Company is actively seeking acquisitions and/or merger transactions in which to employ its cash so that the Company's stockholders may benefit by owning an interest in a viable enterprise. There can be no assurance that the Company will be able to locate or purchase a business, or that such business, if located and purchased, will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness or issue securities. Pending the use of the net proceeds of the Sale, the Company has invested, and plans to continue to invest, such net proceeds in liquid, high quality investments.

ITEM 2:  PROPERTIES

     As of March 31, 1998, the Company entered into a sub-lease for office space with Gateway Industries, Inc. The rent is approximately $2,700 a month. This lease runs through March 30, 2001, but may be terminated by either party with 90 days notice. Warren Lichtenstein, the Company's President, Chief Executive Officer, and Chief Accounting Officer, is the Chief Executive Officer and the principal stockholder for Gateway Industries, Inc.

ITEM 3:  LEGAL PROCEEDINGS

     As a result of the Sale on December 2, 1997 to Variety of all of the outstanding capital stock of the Registrant's wholly owned subsidiary and sole operating entity, Stores, the Registrant was relieved of liability for claims against Stores except to the extent of its indemnification obligations set forth in the Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, ten percent ($1,920,000) of the purchase price for the sale of stock to Variety was placed in escrow for payment of indemnified losses to Variety. The Stock Purchase Agreement further provides that if the aggregate cumulative indemnifiable losses as of December 2, 1998 are less than such amount, the balance of the escrowed amount will be disbursed to the Registrant at such time and any further claims for indemnification by Variety shall be satisfied direct-ly by the Registrant. As of the date hereof, the only material claim arising under the indemnification obligation of the Registrant to Variety relates to the assertion by a third party of a right to a fee in the amount of $1.3 million. The Company disputes its obligation to pay any such fee.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special stockholders' meeting of the Company was held on December 2, 1997 to act upon the proposal (the "Sale Proposal") to authorize the Sale of all the outstanding capital stock of Stores, a wholly owned subsidiary of the Company, pursuant to the Stock Purchase Agreement. On the record date, 8,612,661 shares of Common Stock were outstanding and entitled to vote at the special meeting. The Sale Proposal was approved by a vote of 4,706,784 in favor, 89,652 opposed and 9,247 abstaining.
PAGE

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

    The Common Stock was listed on the Nasdaq National Market System until March 11, 1998, at which time the Common Stock was delisted. Since such date, the Common Stock has traded on the NASD OTC Bulletin Board (symbol "RSTO"). The Company had 2,749 holders of record of Common Stock on February 6, 1998. The Company paid no dividends on its Common Stock in 1997 or 1996. High and low prices of the Common Stock, as reported on NASDAQ, are shown in the table below:

                                     Fiscal Year                                           Fiscal Year
                                Ended January 31, 1998                                Ended January 25, 1997
                                 High                     Low                          High                    Low
1st Quarter                      2  5/32                 1 11/16                       2  3/32                1  5/16
2nd Quarter                      1 15/16                 1  7/32                       2  1/8                 1 11/16
3rd Quarter                      1  7/8                    29/32                       1 27/32                1  1/2
4th Quarter                      1 11/16                 1  7/16                       1 31/32                1  1/2

ITEM 6: SELECTED FINANCIAL DATA

(Dollars in thousands except per share amounts)
(Not covered by Independent Auditors' Report)

                                                                  Restated   |  Restated
                                                                 Thirty-Nine |  Thirteen
                                          Fiscal Years           Weeks Ended | Weeks Ended          Fiscal Years
                                                  Restated       January 27, |  April 29,      Restated       Restated
                                   1997(a)          1996            1996     |    1995           1994           1993
Revenue:                                                                     |
  Total revenue                $     -                -               -      |      -              -              -
                                                                             |
Costs and Expenses:                                                          |
  Total costs and expenses            347             -               -      |      -              -              -
                                                                             |
Other Income                          418             -               -      |      -              -              -
                                                                             |
Earnings (Loss) From                                                         |
  Continuing Operations                71             -               -      |      -              -              -
                                                                             |
Discontinued Operations:                                                     |
  Earnings (loss) from                                                       |
  operation of discontinued                                                  |
  business                         (3,163)             380           4,401   |    70,187        (51,282)       (66,207)
  Loss from disposal of                                                      |
  discontinued operation          (22,446)            -               -      |      -              -              -
    Earnings (loss) from                                                     |
    discontinued operation        (25,609)             380           4,401   |    70,187        (51,282)       (66,207)
Net earnings (loss)               (25,538)             380           4,401   |    70,187        (51,282)       (66,207)
                                                                             |
Net earnings (loss) per                                                      |
  common share - basic              (2.96)            0.04            0.51   |      3.74          (2.73)         (3.53)
                                                                             |
Cash dividends                        -                 -              -     |      -              -              -
                                                                             |
Total assets                       15,408           160,332        171,244   |   204,561        183,186        308,105
                                                                             |
Excess of net assets over                                                    |
  reorganization value               -               21,872         25,371   |    32,201           -              -

(a) On December 2, 1997, the Company sold all of the outstanding stock of Stores, its sole operating entity. The operating results of Stores prior to the consummation of the Sale are shown as earnings or loss of discontinued business. The loss resulting from the Sale is shown as loss from disposal of discontinued operation.

(b) In accordance with Fresh-Start Reporting, the Company adjusted its assets and liabilities to reflect their estimated fair market value at the Effective Date, and made certain reclassifications between gross margin and expenses and changed the method of accruing certain expenses between periods (see Note 2 to the Financial Statements). Accordingly, the selected financial data above for the 39 weeks ended January 27, 1996 are not comparable in material respects to such data for prior periods.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS
(Dollars in thousands except per share amounts)

Results of Operations

    The following table sets forth for the periods indicated the percentage which each item listed relates to net sales:

                                                                          Fiscal Years
                                                                             % to Net                                 % to Net
                                      1997(a)                 1996            Sales              Pro forma             Sales
Revenue:
  Gross sales                         $   -                   661,684           103.1%             700,325(c)            103.2%
  Leased department sales                 -                    19,800             3.1               21,638(c)              3.2
  Net sales                               -                   641,884           100.0              678,687(c)            100.0
  Leased department income                -                     4,647             0.7                4,898(c)              0.7
    Total revenue                         -                   646,531           100.7              683,585               100.7
Costs and Expenses:
  Cost of sales                           -                   489,450            76.3              519,727                76.6
  Selling, general and
    administrative                         347                150,143            23.4              153,900                22.7
  Depreciation and
    amortization                          -                    (2,378)           (0.4)              (3,349)               (0.5)
  Interest                                -                     7,946             1.2                6,927                 1.0
    Total costs and expenses               347                645,161           100.5              677,205                99.8
Other income                               418                   -                 -                  -                     -
Earnings (loss) from
  continuing operations                     71                  1,370             0.2                6,380                 0.9
Discontinued operation:
  Loss from operation of
  discontinued business                 (3,163)                  -                 -                  -                     -
  Loss from disposal of
  discontinued operation               (22,446)                  -                 -                  -                     -
Earnings (loss) before income
 taxes and extraordinary item          (25,538)                 1,370             0.2                6,380                 0.9
Income taxes                              -                        76             0.0                1,272                 0.2
Earnings (loss) before
  extraordinary item                   (25,538)                 1,294             0.2                5,108                 0.7
Extraordinary item - loss on early
  extinguishment of debt                  -                      (914)            0.1                 -                     -
Net earnings (loss)                   $(25,538)                   380             0.1%               5,108                 0.7%

(a) On December 2, 1997, the Company sold all of the outstanding stock of Stores, its sole operating entity. The operating loss of Stores prior to the consummation of the Sale is shown as loss from operations of discontinued busi-ness for fiscal 1997. The loss resulting from the Sale is shown as loss from disposal of discontinued operation. For the prior years, the details of the operating results of Stores, are shown for discussion purposes. Accordingly, the selected financial data above for the 1997 fiscal year is not comparable to the prior years.

(b) Beginning in May 1995, the income statements reflect the application of Fresh-Start Reporting as described in Fresh-Start Reporting, Note 2 to the Financial Statements, and are therefore not comparable to prior years. The 1995 year-to-date results are presented on a pro forma basis to reflect the results as if the Company had adopted Fresh-Start Reporting at the beginning of the year. The adjustments are related to interest expense, reorganization costs, depreciation and amortization, advertising accrual, LIFO shrinkage and income taxes.

(c) The Company's proforma amounts represent the combination of the Company's historical amounts prior to the Effective Date with the historical amounts after the Effective Date. See Statements of Operations included in the historical financial statements.
PAGE

Sale of Rose's Stores, Inc.

     On December 2, 1997, the Company consummated the sale to Variety of all of the outstanding capital stock of Stores, a wholly owned subsidiary of the Company, pursuant to the Stock Purchase Agreement. The Sale constituted the disposition by the Company of substantially all of its assets and was approved by the holders of a majority of the outstanding shares of Common Stock of the Company at a special stockholders meeting of the Company on December 2, 1997. The total purchase price for the Sale was $19,200 including $1,920, which was placed in escrow. The proceeds of the Sale, net of certain transaction, closing, and other costs, were $15,331 including the $1,920 placed in escrow. The loss resulting from the Sale was $22,446. For further information with respect to the Sale, see Item 3: Legal Proceedings.

     Prior to the Sale, Stores had incurred a year-to-date loss of $3,163. The following are the details of that loss:

           Gross sales                                     $ 532,260
           Leased department sales                            14,910
           Net Sales                                         517,350
           Leased department income                            3,877
              Total revenue                                  521,227

           Costs and Expenses:
             Cost of Sales                                   391,530
             Selling, general and administrative             127,705
             Depreciation and amortization                    (1,626)
             Interest                                          6,781
                Total costs and expenses                     524,390

           Net Loss                                        $  (3,163)
           Net Loss Per Share                              $    (.37)

     Selling, general and administrative expenses (SG&A) include income of $754 resulting from a reduction in prepetition workers' compensation loss reserves. Also included in SG&A is a loss of $689 related to closed store expenses.

Chapter 11 Proceedings

     In accordance with SOP 90-7, the Company adopted fresh-start reporting when the Company emerged from bankruptcy on April 28, 1995. Under fresh-start reporting, a new reporting entity is created, and the Company was required to adjust its assets and liabilities to reflect their estimated fair market value at the Effective Date, which reduced depreciation and amortization related to property and equipment; and created a deferred credit, excess of net assets over reorganization value, which was being amortized over eight years.

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

     To facilitate a better comparison of the Company's operating results for the periods presented, the following discussion is based on the results of operations which are presented on a pro forma basis (as described below) for 1995. The combined historical statements of operations for the 13 weeks ended April 29, 1995 (Predecessor) and 39 weeks ended January 27, 1996 (Successor), are not included in the discussion due to the lack of comparability caused by the adoption of fresh-start reporting at the end of the first quarter. Certain items in the Successor's pro forma statements of operations are not affected by fresh-start adjustments and are comparable to the historical combined results of the Predecessor and the Successor.

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

Revenue

     Excluding the results of discontinued operations (Stores), the Company had no revenue for 1997.

     In 1996, the Company reported sales of $661,684, a decrease of $38,641, or 5.5%, from fiscal 1995. The decline in sales was due primarily to a decline in sales on a comparable store basis of 5.0%. Same store sales were negatively affected by the Company's program in the fourth quarter of running less inten-sive promotions, thereby improving the gross margin rate.

     In 1995, the Company reported sales of $700,325, a decrease of $56,031, or 7.4%, from fiscal 1994. The closing of seven stores in May 1995 and one store in October 1995 were the reasons for a significant portion of the sales de-crease. Same store sales for 1995 decreased 1.5% from 1994. Same store sales in 1995 were negatively affected by poor weather at the beginning of the year, a change in layaway promotions, and by a poor Christmas selling season for re-tailers in general.

     Inflation had little effect on the Company's operations in the last three years.

Costs and Expenses

    In 1996, the cost of sales as a percent of sales decreased .3% from the 1995 pro forma cost as a percent of sales. This was due primarily to (i) lower shrinkage resulting in a decrease of the cost of sales rate by .1%, (ii) decreased markdowns resulting in a decrease in the rate by .2%, and (iii) an increase in the initial markon resulting in a decrease in the rate by .1%. These decreases in the cost of sales were offset somewhat by a decrease in advertising co-op income resulting in an increase of .1% in the 1996 cost of sales.

PAGE

     In 1995, the pro forma cost of sales as a percent of sales increased .8% from the 1994 cost as a percent of sales. This was due primarily to (i) higher shrinkage resulting in an increase of the cost of sales rate by .8%, (ii) increased markdowns resulting in an increase in the rate by .5%, and (iii) no LIFO credit was recorded in 1995 resulting in an increase in the cost of sales rate by .7%. These increases in the cost of sales were offset somewhat by the reclassification of advertising co-op income and cash discounts to cost of sales resulting in a decrease of 1.1% in the 1995 cost of sales.

     Excluding the results of discontinued operations, the Company had general and administrative expenses of $347 in 1997 which primarily consisted of Board of Directors' fees, insurance and professional services.

     Selling, general and administrative (SG&A) expenses as a percent of sales were 23.4% in 1996, and 22.7% in 1995 (pro forma).

     The 1996 SG&A included a charge of $657 related to a merger agreement with Fred's, Inc., which was terminated on August 20, 1996, and a $207 charge for the reserve for a store closing in 1997. Also included in 1996 SG&A, is income of $1,397 resulting from the settlement of pre-petition tax claims and some pre-petition workers' compensation insurance claims.

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

     Excluding the results of discontinued operations, the Company reported no interest expense for 1997. Interest for 1996 and 1995 pro forma was $7,946 and $6,927, respectively. Interest expense increased 14.7% in 1996 due primarily to increased amortization of deferred financing costs and other interest and decreased 25.9% in 1995 (pro forma).

Other Income

     The Company reported other income of $418 for 1997 which included $117 of interest income from the investment of the proceeds of the Sale and $301 of management fee income paid by Stores to the Company, which management fee was to equal the costs incurred by the Company from its organization on August 7, 1997 until the Sale of Stores on December 2, 1997.

Liquidity and Capital Resources

     The Company currently has no business operations and its principal asset is the net proceeds from the Sale. The Company is actively seeking acquisitions and/or merger transactions in which to employ its cash so that the Company's stockholders may benefit by owning an interest in a viable enterprise. There can be no assurance that the Company will be able to locate or purchase a business, or that such business, if located and purchased, will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness or issue securities. Pending the use of the net proceeds of the Sale, the Company has invested, and plans to continue to invest, such net proceeds in liquid, high quality investments.

ITEM 8:  FINANCIAL STATEMENTS

     See the Company's Financial Statements contained elsewhere herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None
PAGE

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on the Directors required by this Item is incorporated by reference to the caption "Proposal 2. Election of Board of Directors" in the Company's definitive proxy statement to be filed with Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report. The information required with respect to Executive Officers is set forth in Part III, Item 10 below.

    The following information is furnished with respect to each of the executive officers of the Registrant as of February 10, 1998:

Name, Age, Position            Business Experience During Past Five Years

Warren G. Lichtenstein (32)    Mr. Lichtenstein has served as a director of the
President, Chief Executive     Corporation since 1996.  Mr. Lichtenstein has been
Officer, and Chief Account-    Chief Executive of the General Partner of Steel
ing Officer                    Partners II, LP, a private investment firm, since
                               1993 and Chairman of Steel Partners Services, Ltd.,
                               a private investment firm, since 1993.  Mr.
                               Lichtenstein was Executive Vice President of Alpha
                               Technologies Group, Inc., a manufacturer of
                               electronic components, from September 1994 through
                               September 1995.  Mr. Lichtenstein is a director of
                               Alpha Technologies Group, Inc., Saratoga Spring Water
                               Corporation, Inc. and Gateway Industries, Inc.
                               ("Gateway").  Gateway was the sole stockholder of
                               Marsel Mirror and Glass Products, Inc. ("Marsel")
                               from November 1995 to December 1996.  Mr.
                               Lichtenstein served as President of Marsel from its
                               formation as an acquisition subsidiary until the
                               acquisition was consummated.  Thereafter, Marsel
                               appointed a President who had no prior affiliation
                               with Gateway.  Mr. Lichtenstein served as Marsel's
                               sole director until Gateway disposed of its interest
                               in Marsel.  Marsel filed for protection under Chapter
                               11 of the Bankruptcy Code shortly following Gateway's
                               disposition of Marsel.

Jack L. Howard (36)            Mr. Howard has served as a director of the Corpo-
Vice President, Secretary,     ration since 1996.  Mr. Howard has been a registered
Treasurer, and Chief           principal of Mutual Securities, Inc., a division of
Financial Officer              Cowles, Sabol & Co., Inc., a stock brokerage firm,
                               since prior to 1993.  He is a director of Gateway
                               Industries, Inc. and Scientific Software Intercomp,
                               Inc.

     Officers of the Registrant are elected each year by the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

PAGE

ITEM 11:  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the heading "Executive Compensation and Other Information" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the headings "Principal Holders of Voting Securities" and "Stock Ownership of Management" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Com-pany's fiscal year covered by this report.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

                 Independent Auditors' Report

                 Statements of Operations for the year ended
                 January 31, 1998, for the year ended January
                 25, 1997, for the thirty-nine weeks ended
                 January 27, 1996, and the thirteen weeks ended April 29, 1995

                 Balance Sheets - January 31, 1998 and
                 January 25, 1997

                 Statements of Stockholders' Equity for the year ended January 31, 1998, for the year ended January 25, 1997, for the thirty-nine weeks ended January 27, 1996, and the thirteen weeks ended April 29, 1995 Statements of Cash Flows for the year ended January 31, 1998, for the year ended January 25, 1997, for the thirty-nine weeks ended January 27, 1996, and the thirteen weeks ended April 29, 1995

                 Notes to the Financial Statements

PAGE

     2.  FINANCIAL STATEMENT SCHEDULES

                 All schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

     3.  EXHIBITS

                 Exhibit
                   No.

                 10.1           Second Amended and Restated Trade Debt Note dated as of April
                                29, 1997, between the Company and M. J. Sherman and Associates,
                                Inc. (Incorporated by reference to Exhibit 10.1 to Registrant's
                                Form 10-Q for the quarter ended April 26, 1997).

                 10.2           Collateral Trust Agreement dated as of April 29, 1997, between
                                M. J. Sherman and by reference Associates, Inc., as Trustee, and the Company. (Incorporated by reference to Exhibit 10.2 to
                                Registrant's Form 10-Q for the quarter ended April 26, 1997).

                 10.3           General Security Agreement dated as of April 29, 1997, by the
                                Company to M. J. Sherman and Associates, Inc., as Trustee.
                                (Incorporated by reference to Exhibit 10.3 to Registrant's
                                Form 10-Q for the quarter ended April 26, 1997).

                 10.4           Second Amendment to Second Deed of Trust, Assignment of Rents
                                and Security Agreement dated as of April 29, 1997, by and
                                among the Company, Alan H. Peterson, and M. J. Sherman and
                                Associates, Inc. (Incorporated by reference to Exhibit 10.4 to
                                Registrant's Form 10-Q for the quarter ended April 26, 1997).

                 10.5           Continuing Guaranty dated as of August 6, 1997, between the
                                Lendor Group and the Company.  (Incorporated by reference to
                                Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended
                                July 26, 1997).

                 10.6           Security Agreement dated as of August 6, 1997, between Foothill
                                Capital Corporationand the Company. (Incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended
                                July 26, 1997).

                 10.7           Amendment Number Two to Loan and Security Agreement between
                                Rose's Stores, Inc., as Borrower, Financial Institutions as
                                listed on the signature pages, as the Lenders, PPM Finance,
                                Inc., as Co-Agent, and Foothill Capital Corporation, as Agent,
                                dated as of August 6, 1997. (Incorporated by reference to
                                Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended
                                July 26, 1997).

                10.8           Stock Purchase Agreement dated as of October 24, 1997 by and between Variety Wholesalers, Inc. and the Registrant.
                                (Incorporated by reference to Exhibit 10.1 to Registrant's
                                Form 10-Q for the quarter ended October 25, 1997).

                 10.9           Employment Agreement with R. Edward Anderson, Chairman of the
                                Board, President and Chief Executive Officer, dated October
                                23, 1997. (Incorporated by reference to Exhibit 10.2 to
                                Registrant's Form 10-Q for the quarter ended October 25, 1997).

                 27.            Financial Data Schedule

(b)              REPORTS ON FORM 8-K

                 The Registrant filed the following current report on Form 8-K during the last quarter of the period covered by this report:

                 (i) Report on Form 8-K dated December 2, 1997, reporting under Item 2 the completion of the sale to Variety of Stores.
PAGE

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Rose's Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      ROSE'S HOLDINGS, INC.


                                      By:  /s/ Warren G. Lichtenstein
                                           Warren G. Lichtenstein
                                           President, Chief Executive Officer,
                                           and Chief Accounting Officer


                                      By:  /s/ Jack L. Howard
                                           Jack L. Howard
                                           Vice President, Secretary, Treasurer,
                                           and Chief Financial Officer




Date:  May 1, 1998


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and on the dates indicated:



/s/ Jack L. Howard                                /s/ J. David Rosenberg
Jack L. Howard, Director                          J. David Rosenberg, Director


/s/ Warren G. Lichtenstein                        /s/ Harold Smith
Warren G. Lichtenstein, Director                  Harold Smith, Director


                                                  /s/ N. Hunter Wyche, Jr.
Joseph L. Mullen, Director                        N. Hunter Wyche, Jr., Director




Earle May, Director

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

January 31, 1998

     The financial statements on the following pages have been prepared by management in conformity with generally accepted accounting principles. Management is responsible for the reliability and fairness of the financial statements and other financial information included herein.
     To meet its responsibilities with respect to financial information, management maintains and enforces internal accounting policies, procedures and controls which are designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. Management believes that the Company's accounting controls provide reasonable, but not absolute, assurance that errors or irregularities which could be material to the financial state-ments are prevented or would be detected within a timely period by Company personnel in the normal course of performing their assigned functions. The con-cept of reasonable assurance is based on the recognition that the cost of controls should not exceed the expected benefits.
     The responsibility of our independent auditors, KPMG Peat Marwick LLP, is limited to an expression of their opinion on the fairness of the financial statements presented. Their opinion is based on procedures, described in the second paragraph of their report, which include evaluation and testing of controls and procedures sufficient to provide reasonable assurance that the financial statements neither are materially misleading nor contain material errors.
     The Audit Committee of the Board of Directors meets periodically with management and independent auditors to discuss auditing and financial matters and to assure that each is carrying out its responsibilities. The independent auditors have full and free access to the Audit Committee and meet with it, with and without management being present, to discuss the results of their audit and their opinions on the quality of financial reporting.





                                          Warren G. Lichtenstein
                                          President, Chief Executive Officer,
                                          and Chief Accounting Officer


                                          Jack L. Howard
                                          Vice President, Secretary,
                                          Treasurer, and Chief Financial Officer
PAGE

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rose's Holdings, Inc.:

     We have audited the accompanying balance sheets of Rose's Holdings, Inc. (the "Successor"), as of January 31, 1998 and January 25, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year ended January 31, 1998 and January 25, 1997, and the thirty-nine weeks ended
January 27, 1996.   We also have audited the accompanying statements of opera-
tions, stockholders' equity and cash flows for the thirteen weeks ended April 29, 1995, of Rose's Stores, Inc. (the "Predecessor"). These financial state-ments are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of January 31, 1998 and January 25, 1997, and the Successor's results of operations and cash flows for the year ended January 31, 1998, January 25, 1997, and the thirty-nine weeks ended January 27, 1996, and the Predecessor's results of operations and cash flows for the thirteen weeks ended April 29, 1995, in con-formity with generally accepted accounting principles.

     As discussed in Note 3 to the financial statements, effective April 29, 1995, the Company was required to adopt "Fresh-Start" reporting principles in accordance with the American Institute of Certified Public Accountant's State-ment of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." As a result, the financial information for the period subsequent to the adoption of Fresh-Start reporting are presented on a different cost basis than for prior periods and therefore, are not comparable.





                                                       /s/ KPMG Peat Marwick LLP
Raleigh, North Carolina                                KPMG Peat Marwick LLP
April 21, 1998

PAGE

STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

                                                           Successor                               |      Predecessor
                                                                                   Restated        |       Restated
                                                            Restated              Thirty-Nine      |       Thirteen
                                   Year Ended              Year Ended             Weeks Ended      |      Weeks Ended
                                   January 31,             January 25,            January 27,      |        April 29,
                                      1998                    1997                   1996          |          1995
Revenue:                                                                                           |
  Total revenue                   $      -                      -                       -          |            -
                                                                                                   |
Costs and Expenses:                                                                                |
  Total costs and expenses                347                   -                       -          |            -
                                                                                                   |
Other Income                              418                   -                       -          |            -
                                                                                                   |
Earnings (Loss) From                                                                               |
  Continuing Operations                    71                   -                       -          |            -
                                                                                                   |
Discontinued Operation:                                                                            |
  Earnings (loss) from operation of                                                                |
  discontinued business                (3,163)                   380                   4,401       |          70,187
  Loss from disposal of                                                                            |
  discontinued operation              (22,446)                  -                       -          |            -
    Earnings (loss) from                                                                           |
      discontinued operation          (25,609)                   380                   4,401       |          70,187
Earnings (Loss) Before Income Taxes   (25,538)                  -                       -          |            -
                                                                                                   |
Income Taxes (Benefits):                                                                           |
  Current                                -                      -                       -          |            -
  Deferred                               -                      -                       -          |            -
    Total                                -                      -                       -          |            -
  Net Earnings (Loss)                 (25,538)                   380                   4,401       |          70,187
                                                                                                   |
Net Earnings (Loss)                                                                                |
  Per Common Share - basic        $     (2.96)                  0.04                    0.51       |            3.74
                                                                                                   |
Weighted Average Shares Used                                                                       |
  In Calculation Of Net Earnings                                                                   |
  (Loss) Per Common Share               8,632                  8,632                   8,632       |          18,758

See accompanying notes to financial statements.
BALANCE SHEETS
(Amounts in thousands)

                                                        January 31,  January 25,
                                                           1998         1997
Assets
 Current Assets
   Cash and cash equivalents                            $   13,465        1,241
   Cash - restricted in Escrow                               1,920         -
   Accounts receivable                                        -           5,101
   Inventories                                                -         141,287
   Other current assets                                       -           4,503
     Total current assets                                   15,385      152,132

 Property and Equipment, at cost,
   less accumulated depreciation and amortization             -           7,710
 Other Assets                                                   23          480
                                                        $   15,408      160,322
Liabilities and Stockholders' Equity
 Current Liabilities
   Short-term debt                                      $     -          44,138
   Accounts payable                                              6       19,230
   Accrued salaries and wages                                 -           6,422
   Pre-petition liabilities                                   -           2,737
   Other current liabilities                                  -          10,908
     Total current liabilities                                   6       83,435


 Excess of Net Assets Over Reorganization Value,
   Net of Amortization                                        -          21,872
 Reserve for Income Taxes                                     -          12,996
 Deferred Income                                              -             339
 Other Liabilities                                            -             740

 Stockholders' Equity
   Preferred stock, Authorized 10,000 shares;
     none issued                                              -            -
   Common stock, Authorized 50,000 shares;
     issued 8,632 at 1/31/98 and 1/25/97                    35,000       35,000
   Paid-in capital                                           1,159        1,159
   Retained (deficit) earnings                             (20,757)       4,781
         Total stockholders' equity                         15,402       40,940

                                                        $   15,408      160,322
See accompanying notes to financial statements.
PAGE

STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

                                                                                            Retained
                                            Voting            Non-Voting                    Earnings
                                         Common Stock        Class B Stock      Paid-In   (Accumulated)     Treasury Stock
                                       Shares    Amount    Shares    Amount     Capital     (Deficit)      Shares    Amount
Balance January 28, 1995               10,800   $ 2,250    12,659   $ 18,795    $ 2,700    $  (40,313)    (4,701)   $(18,618)
Net earnings for thirteen
  weeks ended April 29, 1995             -         -         -          -          -           70,187       -           -
Cancellation of former equity and
  elimination of retained
  earnings                            (10,800)   (2,250)  (12,659)   (18,795)    (2,700)      (29,874)     4,701      18,618
Issuance of new equity
  under the Plan                        8,632    35,000      -          -          -             -          -           -
Balance April 29, 1995                  8,632    35,000      -          -          -             -          -           -
Net earnings for thirty-nine
  weeks ended January 27, 1996           -         -         -          -          -            4,401       -           -
Paid-in capital - taxes                  -         -         -          -         1,159          -          -           -
Balance January 27, 1996                8,632    35,000      -          -         1,159         4,401       -           -
Net earnings for fiscal
  year 1996                              -         -         -          -          -              380       -           -
Balance January 25, 1997                8,632   $35,000      -      $   -       $ 1,159     $   4,781       -       $   -
Net loss for fiscal
  year 1997                              -         -         -          -          -          (25,538)      -           -
Balance January 31, 1998                8,632   $35,000      -      $   -       $ 1,159     $ (20,757)      -       $   -



See accompanying notes to financial statements.
PAGE

STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                         Successor                              |      Predecessor
                                                                                                Thirty-Nine     |       Thirteen
                                                   Year Ended            Year Ended             Weeks Ended     |      Weeks Ended
                                                   January 31,           January 25,            January 27,     |       April 29,
                                                      1998                  1997                   1996         |          1995
Cash flows from operating activities:                                                                           |
Net earnings (loss)                               $ (25,538)                  380                  4,401        |         70,187
Expenses not requiring the outlay of cash:                                                                      |
  Depreciation & amortization                        (1,625)               (2,378)                (2,549)       |          1,812
  Amortization of deferred financing costs              562                   562                     46        |            502
  (Gain) loss on disposal of property                                                                           |
    & equipment                                        -                      (34)                   (46)       |             (1)
  (Gain) loss on sale of discontinued                                                                           |
    operation                                        22,446                  -                      -           |           -
  Deferred income taxes                                -                       76                    (76)       |           -
  Additional paid-in capital                           -                     -                     1,159        |           -
  LIFO expense (credit)                                -                     -                      -           |           (364)
  Extraordinary loss on early extinguishment                                                                    |
    of debt                                            -                      914                   -           |           -
  Write off of merger costs                            -                      657                   -           |           -
  Provision for closed stores & severance               689                    77                  1,170        |           -
  Settlement of pre-petition liabilities               (754)               (1,397)                  -           |           -
  Gain on termination of postretirement                                                                         |
    healthcare                                         -                     -                    (4,701)       |           -
  Fresh-Start revaluation & debt discharge             -                     -                      -           |        (73,492)
Cash provided by (used in) assets & liabilities:                                                                |
  (Inc.) dec. in accounts receivable                (14,239)                2,108                    824        |           (630)
  (Inc.) dec. in inventories                        (45,653)               11,903                 31,939        |        (40,291)
  (Inc.) dec. in other assets                           473                  (273)                 3,577        |         (1,197)
  Inc. (dec.) in accounts payable                    18,645                (4,615)               (13,797)       |         14,361
  Inc. (dec.) in other liabilities                      (73)                 (553)                  (177)       |         (2,142)
  Inc. (dec.) in income tax reserves                    148                   323                 12,673        |           -
  Inc. (dec.) in reserve for store closings                                                                     |
    & severance                                        (116)               (1,227)                (4,674)       |         (1,108)
  Inc. (dec.) in deferred income                       (339)                 (635)                  (507)       |           (201)
  Inc. (dec.) in accumulated PBO                       -                     (367)                    47        |              7
Net cash provided by (used in) operating                                                                        |
 activities                                         (45,374)                5,521                 29,309        |        (32,557)
Cash flows from investing activities:                                                                           |
  Purchases of property & equipment                  (1,516)               (3,644)                (4,921)       |           (510)
  Net cash from sale of discontinued operation       14,563                  -                      -           |           -
  Funds transferred to escrow                        (1,920)                 -                      -           |           -
  Proceeds from disposal of property                                                                            |
    & equipment                                        -                       36                     45        |              5
Net cash used in investing activities                11,127                (3,608)                (4,876)       |           (505)
Cash flows from financing activities:                                                                           |
  Net activity on line of credit                     44,111                10,465                (24,981)       |         58,654
  Net activity on debtor-in-possession                                                                          |
    facility                                           -                     -                      -           |           (600)
  Payments on pre-petition secured debt                -                     -                      -           |        (26,423)
  Payments on unsecured priority &                                                                              |
    administrative claims                              (272)                 (403)                (2,463)       |         (1,593)
  Principal payments on capital leases                 (272)                 (285)                  (346)       |           (281)
  Payments of deferred financing costs                 (629)               (1,512)                  (440)       |         (2,925)
  Inc. (dec.) in bank drafts outstanding              3,533                (9,530)                 3,768        |          5,502
Net cash provided by (used in)                                                                                  |
  financing activities                               46,471                (1,265)               (24,462)       |         32,334
Net inc. (dec.) in cash & cash equivalents           12,224                   648                    (29)       |           (728)
Cash & cash equivalents at beginning of period        1,241                   593                    622        |          1,350
Cash & cash equivalents at end of period          $  13,465                 1,241                    593        |            622
PAGE

STATEMENTS OF CASH FLOWS (continued)
(Amounts in thousands)
                                                                         Successor                              |       Predecessor
                                                                                               Thirty-Nine      |       Thirteen
                                                   Year Ended            Year Ended             Weeks Ended     |       Weeks Ended
                                                   January 31,           January 25,            January 27,     |       April 29,
                                                      1998                  1997                   1996         |          1995
Supplemental disclosure of additional noncash                                                                   |
  investing & financing activities:                                                                             |
      Retirement of net book value of assets                                                                    |
        in reserve for store closings             $     30                  -                         17        |            623
      Capital lease obligations entered                                                                         |
         into for new equipment                        887                   67                      374        |           -

See accompanying notes to financial statements.
PAGE

NOTES TO FINANCIAL STATEMENTS

Year Ended January 31, 1998; Year Ended January 25, 1997; Thirty-Nine Weeks Ended January 27, 1996; and Thirteen Weeks Ended April 29, 1995
(Amounts in thousands except per share amounts)

1  DISCONTINUED OPERATIONS

     On August 7, 1997, pursuant to an agreement and plan of merger among Stores and two newly created, wholly-owned subsidiaries of Stores, Stores became a wholly-owned subsidiary of the Company. As a result of such merger, each share of common stock, no par value ("Stores Common Stock"), of Stores was converted into common stock, no par value ("Common Stock"), of the Company and each warrant, option or other right entitling the holder thereof to purchase or receive shares of Stores Common Stock was converted into a warrant, option or other right (as the case may be) entitling the holder thereof to purchase or receive shares of Common Stock on identical terms. The powers, rights and other provisions of the Common Stock was identical to the powers, rights and other provisions of the Stores Common Stock.

     On December 2, 1997, Rose's Holdings, Inc. consummated the sale to Variety Wholesalers, Inc. of all of the outstanding capital stock of Rose's Stores, Inc., a wholly owned subsidiary of the Company pursuant to a Stock Purchase Agreement, dated as of October 24, 1997, between the Company and Variety. The Sale constituted the disposition by the Company of substantially all of its assets and was approved by the holders of a majority of the outstanding shares of Common Stock of the Company at a special stockholders meeting of the Company on December 2, 1997. The total purchase price for the Sale was $19,200, includ-ing $1,920 which was placed in escrow. The proceeds of the Sale, net of certain transaction, closing, and other costs, were $15,331 (including the $1,920 in escrow). The loss resulting from the Sale was $22,446.

2    REORGANIZATION AND EMERGENCE FROM CHAPTER 11

     The Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on September 5, 1993 (the "Filing Date"). The Company's Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") was consummated on April 28, 1995 (the "Effective Date").

     The Plan provided for, among other things, the cash payment of $26,423 to the Company's pre-petition secured lenders and amounts owing under the debtor-in-possession revolving credit agreement and various administrative and tax claims due at the Effective Date (Note 9), and the distribution of common stock of reorganized Rose's to be issued pursuant to the Plan to creditors (Note 11). Additionally, stockholders of record as of the Effective Date received their pro-rata share of warrants (Note 11) and the shares of stock, stock options, and stock warrants of the Company's Predecessor were canceled. In addition, RSI Trading, Inc., a wholly owned subsidiary of the Company, was merged into the Company under the provisions of the Plan. Also, a new board of directors was elected for the Successor. Upon consummation of the Plan, the Company obtained $125 million of post-emergence financing.

     Under Chapter 11, the Company elected to assume or reject real estate leases, employment contracts, and unexpired executory pre-petition contracts

NOTES TO FINANCIAL STATEMENTS

subject to Bankruptcy Court approval. The Company established and recorded its estimated liabilities for such items and settled or carried forward portions of the liabilities (for assumed leases) at the Effective Date.

3  FRESH-START REPORTING

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

4  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Discontinued Operations Discontinued operations are excluded from the income from continuing operations and included in net income before extraordi-nary items. Prior years have been restated to conform with generally accepted accounting principles.

     Nature of Operations The Company currently has no business operations and its principal asset is cash. The Company is actively seeking acquisitions and/or merger transactions in which to employ its cash but there can be no assurance that suitable acquisitions will be located.

     Fiscal Year Fiscal year 1997 ended on January 31, 1998. Fiscal year 1996 ended on January 25, 1997. Due to the emergence from Chapter 11, fiscal year 1995 is comprised of the thirty-nine weeks ended January 27, 1996 (Successor), and the thirteen weeks ended April 29, 1995 (Predecessor). Fiscal year 1997 contained 53 weeks. Fiscal years 1996 and 1995 contained 52 weeks.

     Cash Equivalents The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market. Bank drafts outstanding have been reported as a current liability.
PAGE

NOTES TO FINANCIAL STATEMENTS

     Inventories Substantially all merchandise inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market and include the capitalization of transportation and distribution center costs.

     Deferred Financing Costs The costs related to the issuance of debt are capitalized and amortized to interest expense straight-line over the life of the related debt.

     Depreciation and Amortization   The provision for depreciation and amorti-
zation is based upon the estimated useful lives of the individual assets and is computed principally by the declining balance and straight-line methods. The principal lives for depreciation purposes are 40 to 45 years for buildings and 5 to 10 years for furniture, fixtures, and equipment. Improvements to leased premises are amortized by the straight-line method over the term of the lease or the useful lives of the improvements, whichever is shorter. Capitalized leases are generally amortized on a straight-line basis over the lease term or life of the asset, whichever is shorter. The amortization of the excess of net assets over reorganization value is included with depreciation and amortization and is amortized over 8 years. The amortization of the excess of net assets over reorganization value was $2,937 for fiscal year 1997, $3,499 for fiscal year 1996 and $2,705 for the thirty-nine weeks ended January 27, 1996.

     Income Taxes Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Reclassifications Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 presentation.

     Earnings (Loss) Per Share For the year ended January 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with this statement, primary net loss per common share is replaced with basic loss per common share which is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Fully diluted net income per common share is replaced with diluted net income per common share reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options and stock warrants. Diluted net earnings (loss) per common share is not shown, as common equivalent shares from stock options and stock warrants would have an anti-dilutive effect. Prior period per share data has been restated to reflect the adoption of SFAS No. 128.

    Earnings (loss) per share is computed on the estimated number of shares that will be outstanding if all pending claims are resolved adversely to the Company for fiscal year 1997, fiscal year 1996 and for the thirty-nine weeks ended January 27, 1996, and on the weighted average number of shares outstanding during the period for prior periods. The average number of shares used to com-pute earnings (loss) per share was 8,632 shares for fiscal year 1997, for fiscal year 1996 and for the thirty-nine weeks ended January 27, 1996; 18,758 shares for the thirteen weeks ended April 29, 1995. The exercise of outstanding stock options

NOTES TO FINANCIAL STATEMENTS

would not result in a dilution of earnings per share for 1996 and 1995 and are excluded from the calculation. The exercise of outstanding stock options and warrants would have resulted in an anti-dilutive effect on loss per share for 1997 and are excluded from the calculation.

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

5  ACCOUNTS RECEIVABLE

     A summary of accounts receivable as of January 25, 1997, is as follows:

                                                       January 25,
                                                          1997
             Layaway receivables                     $    1,856
             Other receivables                            3,665
                                                          5,521
             Allowance for doubtful accounts               (420)
                                                     $    5,101

    Other receivables consist primarily of amounts due from vendors for returns, co-op advertising, and coupons.

     The Company does not provide for an allowance for doubtful accounts for layaways because the Company holds the merchandise.

6  INVENTORIES

     A summary of inventories as of January 25, 1997 is as follows:

                                                     January 25,
                                                        1997

            Inventories valued at FIFO cost          $  141,287
            LIFO reserve                                   -

            Inventories substantially valued
              at LIFO cost                           $  141,287


     As a part of Fresh-Start Reporting (See Note 3), the LIFO reserve was written off and the base year inventory was restated to the April 29, 1995 value. Since the January 25, 1997 inventories at LIFO cost are greater than FIFO cost, no LIFO reserve was warranted.
PAGE

NOTES TO FINANCIAL STATEMENTS

7  PROPERTY AND EQUIPMENT

     Property and equipment, adjusted for Fresh-Start Reporting (see Note 3), consists of the following:
                                                         January 25,
                                                            1997
              Buildings                                  $      46
              Furniture, fixtures, and equipment             4,777
              Improvements to leased premises                3,724
                Total                                        8,547
              Less accumulated depreciation
                and amortization                            (1,190)
                                                             7,357
              Capitalized leases                               441
              Less accumulated amortization                    (88)
                                                               353
              Net property and equipment                 $   7,710

8  DEBT

     As of January 31, 1998, the Company had no outstanding debt. As of January 25, 1997, the Company had $44,138 outstanding in short-term borrowings, $11,971 in outstanding letters of credit and unused availability of $8,649. The average direct borrowings were $52,568 in 1997 and $66,576 in 1996 with an average daily weighted annual interest rate of 9.8% in 1997 and 9.7% in 1996. The maximum amount of direct borrowings at any period end was $100,299 in 1997 and $96,202 in 1996.

     Foothill Capital, Inc. Facility

     On May 21, 1996, the Company entered into a new financing arrangement with Foothill Capital, Inc. and PPM Finance, Inc., as co-agents. The financing was a $120,000 three-year revolving credit facility (the "Credit Facility") with a letter of credit sublimit in the aggregate principal amount of $40,000. The Credit Facility was secured by a perfected first priority lien and security interest in all of the assets of the Company and replaced the Company's former revolving credit agreement which would have expired in two years. As a result of closing the Credit Facility, a loss on early extinguishment of debt of $914 in prepaid bank fees related to the former facility was recognized as an extraordinary item in fiscal 1996. The facility was terminated at the time the Sale of Stores to Variety was consummated (December 2, 1997) and a termination fee of $2,400 was paid to the lenders.

9  PRE-PETITION LIABILITIES

     The Company had pre-petition liabilities of $2,737 at January 25, 1997.

     During 1996, the Company settled pre-petition tax claims and some pre-petition workers' compensation insurance claims resulting in a reduction to pre-petition liabilities of $1,397. The Company paid $403 for pre-petition liabilities and reclassed $95 related to landlords to other liabilities.

NOTES TO FINANCIAL STATEMENTS

     During the thirteen weeks ended April 29, 1995, the liabilities subject to settlement under reorganization proceedings increased by $1,818 due primarily to an additional accrual for lease rejection claims for the seven stores closed in 1995. As of the Effective Date, the Company paid $1,593 and reclassified to current liabilities $4,352 of priority claims and cure amounts included in the remaining liabilities subject to settlement under reorganization proceedings. The pre-petition secured debt and interest were paid with proceeds from the exit financing when the Company emerged from Chapter 11. Subsequent to the Effective Date, the Company paid $2,463 of pre-petition liabilities and established an additional liability of $2,743 for pre-petition workers' compensation insurance claims.

10  RESERVE FOR FUTURE STORE CLOSINGS

     The closed store reserve increased $615 in 1997 before the balance of $970 was sold to Variety as part of the Sale. The reserve increased $94 in 1996. Following are the cash and noncash changes to the reserves in 1996 and 1995:

                                           Fiscal Year             Fiscal Year
                                              1997                    1996
     Noncash activity:
       Retirement of net book
         value of assets                 $                             -
       Provision for additional
         closing                               (689)                   (207)
       Other noncash expenses                  -                       (100)
     Cash expenses                               14                     213
     (Increase) decrease in the
       closed store reserve              $     (615)                    (94)

     The cash expenses include the operating results until closing, rental payments and costs of removing fixtures from closed stores as well as subsequent expenses associated with closings.

PAGE

NOTES TO FINANCIAL STATEMENTS

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

     Since emergence, distributions of the common stock, no par value, of the Company (the "Common Stock") have been made to holders of Allowed Class 3 Unsecured Claims (as defined under the Plan) in accordance with the provisions of the Plan. As the result of distributions of the Common Stock pursuant to the Plan, the Company had the following:

                                        January 31,      January 25,
                                           1998             1997

     Common Stock outstanding              8,613            8,461
     Shares reverted to the Company        1,368              997
     Shares held in escrow                    19              542

     Shares delivered to FUNB
       on the Effective Date              10,000           10,000

     The 19 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved. To the extent that escrowed shares of Common Stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

     On the Effective Date, all shares of the Company's pre-emergence Voting Common Stock (8,262 shares) and Non-Voting Class B Stock (10,496 shares) were canceled and the record owners of such stock as of such date became entitled to warrants to purchase the new common stock of the Company. One warrant was issued for every 4.377 shares of pre-emergence Voting Common Stock or Non-Voting Class B Stock and allows the holder to purchase one share of the new common stock.
The total number of warrants issued was 4,286.  The warrants may be exercised at any time until they expire on April 28, 2002. The initial warrant exercise price of $14.45 was calculated pursuant to a formula set forth in the Plan. The formula requires that the total allowed and disputed claims of the Company's unsecured creditors be divided by 9,850, the number of shares of the reorganized
Company's stock to be issued under the Plan.   The exercise price was adjusted
to $12.01 on April 28, 1996, the first anniversary of the Effective Date, and will be adjusted on the second and third anniversaries of the Effective Date to reflect adjustments to the total of allowed and disputed claims of the Company's unsecured creditors. The exercise price will be further adjusted on the fourth, PAGE

NOTES TO FINANCIAL STATEMENTS

fifth and sixth anniversaries to reflect 105%, 110% and 115%, respectively, of the total of the allowed and disputed claims of the unsecured creditors.

12  STOCK OPTIONS

     The Company's New Equity Compensation Plan was adopted on February 14, 1995 and was designed for the benefit of the executives and key employees of the Company by allowing the grant of a variety of different types of equity-based compensation to eligible participants. The Plan provides for the granting of a maximum of 700 shares of stock. The price of the options granted was not less than 100 percent of the fair market value of the shares on the date of grant. The options vested immediately with the Sale of Stores. At that time, all options were canceled. The following table summarizes stock option activity:

                                     Option Price     Number of    Weighted
                                         Range         Options    Average Price

    Outstanding, January 27, 1996     2.88 - 5.75         388          4.31
    Granted                           1.78 - 1.88          55          1.85
    Canceled                          2.88 - 5.75        (125)         4.31
    Outstanding, January 25, 1997     1.78 - 5.75         318          3.89
    Granted                           1.28 - 1.28          20          1.28
    Canceled                          1.28 - 5.75        (338)         3.73
    Outstanding, January 31, 1998      -   -  -          -              -


    Exercisable at:
    January 25, 1997                  2.88 - 5.75          88
    January 31, 1998                   -   -  -          -


     On April 24, 1997, the Company adopted a Long Term Stock Incentive Plan which provides for, among other things, the granting to employees and directors of, and consultants to, the Company of certain stock-based incentives and other equity interests in the Company. A maximum of 500 shares may be issued under the Plan. The options are fully vested and exercisable when issued and expire five years from the date of issuance. The only options issued under this plan have been to Directors, in lieu of their retainers or total director's fees. The following table summarizes stock option activity:

                                      Option Price     Number of     Weighted
                                          Range         Options    Average Price

    Granted                            1.44 - 1.94          98          1.70
    Outstanding and Exercisable,
          January 31, 1998             1.44 - 1.94          98          1.70

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans.

NOTES TO FINANCIAL STATEMENTS

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

    Expected dividend yield                     0.00%
    Expected stock price volatility            28.00%
    Risk-free interest rate                     6.63%
    Expected life of options                 5 years


     The weighted average grant-date fair value of options granted during 1997 and 1996 was $.64 and $.70 per share. The pro forma disclosures have not been included as the compensation cost based on the fair value of the options granted in 1997 and 1996 is immaterial.

13  INCOME TAXES

     Income tax expense consists of the following:

                                                       Thirty-Nine |   Thirteen
                                  Fiscal     Fiscal    Weeks Ended | Weeks Ended
                                   Year       Year     January 27, |  April 29,
                                   1997       1996        1996     |     1995
         Current:                                                  |
           Federal             $    -          -             952   |       -
           State                    -          -             207   |       -
                                    -          -           1,159   |       -
         Deferred (benefit):                                       |
           Federal                  -            67          (67)  |       -
           State                    -             9           (9)  |       -
                                    -            76          (76)  |       -
                               $    -            76        1,083   |       -



     A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:
                                                        Thirty-Nine | Thirteen
                                   Fiscal      Fiscal   Weeks Ended |Weeks Ended
                                    Year        Year    January 27, | April 29,
                                    1997        1996      1996      | 1995
                                              % of Pretax Earnings (Loss)
                                                                    |
  Income taxes (benefits) at                                        |
    federal statutory rates        (35.0)%      35.0%      34.0%    | (34.0)%
  State income taxes, net of                                        |
    federal income tax benefits       -          4.5        4.6     |  (4.3)
  Amortization of excess value        -       (302.8)     (19.0)    |    -
  Reorganization items                -         (5.6)        -      |  39.3
  Net operating loss                                                |
    carryforward                      -           -          -      |  (1.0)
  Valuation allowance               35.0       268.9         -      |    -
  Other                               -           -         0.1     |   0.0
                                      - %         - %      19.7%    |    - %

NOTES TO FINANCIAL STATEMENTS

     The tax effects of temporary differences since the Effective Date that give rise to significant portions of the deferred tax assets and liabilities were as follows:

                                             January 31,        January 25,
                                                1998               1997
Deferred tax assets:
     Reserves                              $      -                 2,271
     Capitalized inventory                        -                    73
     Co-op credits                                -                    10
     VHS inventory                                -                   354
     Percentage rent                              -                   254
     Net Operating Loss Carryforward            13,743              3,096
     Tax Credit Carryforward                      -                     2
         Total deferred tax assets              13,743              6,060

Deferred tax liabilities:
     Reserves                                     -                  -
     Percentage rent                              -                  -
     Fixed Assets                                 -                  (244)
         Total deferred tax liabilities           -                  (244)
         Total deferred tax assets
           (liabilities) net                    13,743              5,816
         Less: Valuation Allowance             (13,743)            (5,816)

Net deferred tax assets                    $      -                  -

     At January 31, 1998, the Company has certain net operating loss carry-forwards totaling $39,265 which are scheduled to expire during the years ending 2009 through 2013. The Company has treated net operating losses incurred prior to the Effective Date in accordance with Section 382(l)(5) of the Internal Revenue Code. As a result, there is approximately $26,620 in net operating losses incurred prior to the Effective Date as well as $12,645 incurred subse-quent to the Effective Date available as carryovers. All net operating losses may be subject to certain limitations on utilization.

     The Internal Revenue Service has examined the Company's federal income tax returns for the years 1988 through 1991, and claims arising from those examina-tions have been settled. The provision for these claims made in prior years was reduced during 1996 to the amount of the settled claim. Federal net operating loss carryovers for fiscal years subsequent to January, 1992 are subject to future adjustments, if any, by the IRS. All state income and franchise tax returns for taxable years ending prior to fiscal 1993 are not subject to adjust-ment, primarily because of the application of certain facets of Bankruptcy law.

14  LEASED ASSETS AND LEASE COMMITMENTS

     As a result of the Sale, the Company no longer has any commitments under operating leases requiring any future minimum annual payments.

     Amortization of capitalized leases was approximately $162 in 1997, $88 in 1996, and $220 in the thirteen weeks ended April 29, 1995. The capital lease assets were written off in Fresh-Start Reporting (See Note 3), thus no amortiza-tion was incurred in the thirty-nine weeks ended January 27, 1996.

NOTES TO FINANCIAL STATEMENTS

     Total rental expense for the three years ended January 31, 1998 was as follows:

                                     Successor               | Predecessor
                                                 Thirty-Nine |  Thirteen
                           Fiscal      Fiscal    Weeks Ended | Weeks Ended
                            Year        Year     January 27, |  April 29,
                            1997        1996        1996     |    1995
Operating Leases:                                            |
  Minimum rentals      $   16,723      20,430      15,787    |    5,265
  Contingent rentals        2,909       3,417       2,990    |      843
                       $   19,632      23,847      18,777    |    6,108

     Contingent rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities and on the basis of mileage for transportation equipment.

     Rent expense for the year ended January 31, 1998, January 25, 1997 and the thirty-nine weeks ended January 27, 1996, did not include any payments to less-ors controlled by or affiliated with directors of the Successor. Included in rent expense was $132 for the thirteen weeks ended April 29, 1995, and $665 for 1994, paid to lessors controlled by or affiliated with certain directors of the Predecessor.

15  CONTINGENCIES

     As a result of the Sale on December 2, 1997 to Variety of all of the outstanding capital stock of the Registrant's wholly owned subsidiary and sole operating entity, Stores, the Registrant was relieved of liability for claims against Stores except to the extent of its indemnification, obligation of cer-tain claims, as set forth in the Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, ten percent ($1,920,000) of the purchase price for the sale of stock to Variety was placed in escrow for payment of indemnified losses to Variety. The Stock Purchase Agreement further provides that if the aggregate cumulative indemnifiable losses as of December 2, 1998 are less than such amount, the balance of the escrowed amount will be disbursed to the Registrant at such time and any further claims for indemnification by Variety shall be satisfied directly by the Registrant. As of the date hereof, the only material claim arising under the indemnification obligation of the Registrant to Variety relates to the assertion by a third party, of a right to a fee in the amount of $1.3 million. The Company disputes its obligation to pay any such fee.

     Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management and counsel, all material contingencies are either adequately covered by insurance or are without merit.

16  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments are cash and cash equivalents and ac-counts payable. The carrying values of these financial instruments approximate fair value.
PAGE

NOTES TO FINANCIAL STATEMENTS

17  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        Following is a summary of the quarterly results of operations during the years ended January 31, 1998 and January 25, 1997:

                                                                    Fiscal 1997
                                                                   Quarters Ended
                                               April 26,      July 26,    October 25,    January 31,
                                                 1997          1997          1997           1998

      Earnings from continued
        operations                          $     -             -             -                71
      Discontinued operations:
        Loss from operation of
          discontinued business                 (1,308)       (3,986)       (1,032)         3,163
        Loss from disposal of
          discontinued business                   -             -             -           (22,446)
      Net loss                              $   (1,308)       (3,986)       (1,032)       (19,212)
      Net loss per share - basic            $    (0.15)        (0.46)        (0.12)         (2.23)

                                                                    Fiscal 1996
                                                                   Quarters Ended
                                               April 27,      July 27,    October 26,     January 25,
                                                 1996          1996          1996            1997
      Earnings from continued
        operations                          $     -             -             -               -
      Discontinued operations:
        Earnings (loss) from operation of
          discontinued business                    652        (2,706)          448           1,986
      Net earnings (loss)                   $      652        (2,706)          448           1,986
      Net earnings (loss)
        per share - basic                   $     0.08         (0.31)         0.05            0.23
