Form 10-K/A
period 1998-01-31
ROSES HOLDINGS INC
filed 1998-05-26
CIK 85149

SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D. C. 20549

                                        FORM 10-K/A-1

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

    As of January 31, 1998, of the 10,000,000 shares of common stock delivered to First Union National Bank of North Carolina ("FUNB"), as Escrow Agent, pursuant to the Modified and Restated First Amended Joint Plan of Reorganiza-tion, 1,367,659 shares have been returned to the Company and canceled, and 8,620,391 shares are outstanding. The remaining 19,680 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved. To the extent that escrowed shares of common stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

    As of April 7, 1998, the aggregate market value of common stock held by non-affiliates of the Company (assuming all pending claims are resolved adversely to the Company) was approximately $9,089,484.


PAGE

     The Registrant's Form 10-K for the fiscal year ended January 31, 1998 is hereby amended to include the following items:

Item 10.      Directors and Executive Officers of the Registrant.

       Set forth below is certain information concerning the directors of the Corporation as of May 1, 1998.

Name and Age                        Occupation and Other Directorships

Jack L. Howard (36)                 Mr. Howard has served as a director of the
(term expires 1999)                 Corporation since 1996 and Vice President,
                                    Secretary and Treasurer of the Corporation since
                                    December 1997. Mr. Howard has been a registered
                                    principal of Mutual Securities, Inc., a stock
                                    brokerage firm, since prior to 1993.  He is a
                                    director of Gateway Industries, Inc. and Scientific
                                    Software Intercomp, Inc.

Warren G. Lichtenstein (32)         Mr. Lichtenstein has served as a director of the
(term expires 1998)                 Corporation since 1996 and President and Chief
                                    Executive Officer of the Corporation since December
                                    1997. Mr. Lichtenstein has been Chief Executive
                                    of the General Partner of Steel Partners II, LP,
                                    a private investment firm, since 1993 and Chairman
                                    of Steel Partners Services, Ltd., a private
                                    investment firm,  since 1993. Mr. Lichtenstein was
                                    Executive Vice President of Alpha Technologies
                                    Group, Inc., a manufacturer of electronic
                                    components, from September 1994 through September
                                    1995. Mr. Lichtenstein is a director of Saratoga
                                    Spring Water Corporation, Inc. and Gateway
                                    Industries, Inc. ("Gateway"). Gateway was the sole
                                    stockholder of Marsel Mirror and Glass Products,
                                    Inc. ("Marsel") from November 1995 to December
                                    1996. Mr. Lichtenstein served as President of
                                    Marsel from its formation as an acquisition
                                    subsidiary until the acquisition was consummated.
                                    Thereafter, Marsel appointed a President who had
                                    no prior affiliation with Gateway. Mr. Lichtenstein
                                    served as Marsel's sole director until Gateway
                                    disposed of its interest in Marsel. Marsel filed
                                    for protection under Chapter 11 of the Bankruptcy
                                    Code shortly following Gateway's disposition of
                                    Marsel.

Earle C. May (80)                   Mr. May was elected a director of the Corporation
(term expires 1998)                 by the Board of Directors on July 22,1997.  Mr.
                                    May has been Chairman and Chief Executive Officer
                                    of May Management, Inc., an investment management
                                    firm, since prior to 1993.
PAGE

Joseph L. Mullen (52)               Mr. Mullen has served as a director of the
(term expires 1998)                 Corporation since 1995.  Since January 1994, Mr.
                                    Mullen has served as Managing Partner of Li Moran
                                    International, a management consulting company and
                                    has functioned as a senior officer overseeing the
                                    merchandise and marketing departments for such
                                    companies as Leewards Creative Crafts Inc., Office
                                    Depot of Warsaw, Poland and Rose's Stores, Inc.
                                    From January 1994 to July 1994, Mr. Mullen served
                                    as Senior Vice President for Leewards Creative
                                    Crafts Inc., a national retail chain specializing
                                    in crafts.  Prior to January 1994, Mr. Mullen was
                                    employed by Hills Department Stores, Inc. ("Hills")
                                    for approximately 23 years and held a variety of
                                    positions, including Vice President Hardlines.
                                    Hills filed for protection under Chapter 11, Title
                                    11 of the United States Code on February 4, 1991,
                                    while Mr. Mullen was employed by Hills.

J. David Rosenberg (49)             Mr. Rosenberg has served as a director of the
(term expires 2000)                 Corporation since 1995.  Mr. Rosenberg has been
                                    a partner of Keating, Muething & Klekamp, a law
                                    firm, since prior to 1993.

Harold Smith (74)                   Mr. Smith has served as a director of the
(term expires 1999)                 Corporation since 1995.  Since 1990, Mr. Smith
                                    has been President of Funding & Merchandising
                                    Resources Corp., a retail consulting firm, and was
                                    formerly President and Chief Operating Officer of
                                    Woolco, a division of F. W. Woolworth and President
                                    and Chief Executive Officer of Goldblatt's.

N. Hunter Wyche, Jr. (46)           Mr. Wyche has served as a director of the
(term expires 1999)                 Corporation since 1995.  Mr. Wyche is a founding
                                    partner of Wyche & Story, a law firm.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

       Under the Securities Exchange Act of 1934 (the "Exchange Act"), the Corporation's directors, executive officers and any persons holding more than 10% of any class of the Corporation's equity securities registered pursuant to
Section 12 of the Exchange Act are required to report their ownership of such equity securities and any changes in that ownership, on a timely basis to the Securities and Exchange Commission. The Corporation believes that all such reports required to be filed during the fiscal year ended January 31, 1998 ("Fiscal 1997") were filed on a timely basis except for Messrs. Howard, Lichtenstein, May and Rosenberg who inadvertently did not file a report on a timely basis relating to stock options or stock granted in lieu of cash payment of director fees. Upon discovery, the reports were filed. The Corporation's belief is based solely on its review of Forms 3, 4 and 5 and amendments thereto furnished to the Corporation during, and with respect to, Fiscal 1997 by persons known to be subject to Section 16 of the Exchange Act.
PAGE

Item 11.  Executive Compensation.

Cash and Other Compensation

   The following table sets forth all the cash compensation paid or to be paid by the Corporation, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer and the four other highest paid executive officers of the Corporation (collectively, the "Named Executives") for Fiscal 1997 in all capacities in which they served:

                                   Summary Compensation Table
                                                               Long-Term Compensation
                             Annual Compensation              Awards             Payouts
    (a)         (b)     (c)        (d)       (e)          (f)       (g)      (h)        (i)
                                                    Other
Name and                                            Annual       Restricted    Options/               All Other
Principal                  Salary      Bonus       Compen-         Stock        SARs        LTIP       Compen-
Position        Year        ($)         ($)(1)     sation (2)     Awards ($)   (#)(3)     Payouts($)  sation(4)
R. Edward       1997      375,962       88,600         8,956          -           -            -      1,005,464
Anderson        1996      424,523         -            5,094          -           -            -          6,198
President and   1995      407,692         -            4,518          -        137,500         -          6,198
Chief Executive
Officer

Bobby L. Sasser 1997      180,000         -           13,342          -           -            -          6,089
Senior Vice     1996       15,385(5)    20,000          -             -           -            -           -
President       1995         -            -             -             -           -            -           -
Merchandising
& Marketing

Robert          1997      144,615       15,000         7,485          -           -            -          5,345
Greenwald       1996         -            -            1,641          -           -            -          5,528
Vice President  1995         -            -            2,097          -         50,000         -          5,528
GMM Softlines

Jeanette        1997      141,539       19,931         7,345          -           -            -          4,884
Peters          1996      159,575         -            1,641          -           -            -          5,528
Senior Vice     1995      156,346         -            2,097          -         50,000         -          5,528
President,
Chief Financial
Officer and Treasurer

Barry L.        1997      123,846       10,000         2,258          -           -            -          4,530
Gouge           1996        7,692(6)      -             -             -           -            -           -
Vice President  1995         -            -             -             -           -            -           -
GMM Hardlines
_____________
(1) 1997 bonuses for Mr. Anderson and Ms. Peters represent the value of Common Stock awarded upon the successful emergence from the Corporation's Chapter 11 reorganization in 1995.
    All restrictions on the use and enjoyment of the stock lapsed during 1997.
(2) "Other Annual Compensation" consists of tax gross-ups on medical and moving expense reimbursements.
(3) All of the above named officers resigned their positions with the Corporation effective
    December 2, 1997 upon sale of the Corporation's subsidiary and all Options/SARs listed in column (g) expired on such date.
(4) "All Other Compensation" consists of automobile allowance and severance payments ($1,000,100 in the case of Mr. Anderson, and $100 in the case of each of the other officers) relating to their resignation of the Corporation upon the sale by the Corporation of its subsidiary,
    Rose's Stores, Inc., on December 2, 1997.
(5) Represents Mr. Sasser's compensation from December 16, 1996, the date of commencement of his employment with the Corporation.
(6) Represents Mr. Gouge's compensation from January 16, 1997, the date of commencement of his employment with the Corporation.

PAGE

Stock Options Granted During Fiscal Year

       During Fiscal 1997, no options were granted to any of the Named
Executives.


Stock Options Exercised During Fiscal Year and Year End Values of Unexercised Options

       None of the Named Executives owns any stock options or stock appreciation rights or, during Fiscal 1997, exercised any options.


Employment Agreements, Termination of Employment and Change-In-Control Arrangements

       Effective May 27, 1995, the Board of Directors approved a new employment agreement with R. Edward Anderson, President and Chief Executive Officer of the Corporation, which provided for his employment for an initial three-year term. In contemplation of the sale of the Corporation's subsidiary, and in order to facilitate the sale, Mr. Anderson agreed to amendments to the employment agreement at the request of the Board of Directors. Under the terms of the agreement as amended, Mr. Anderson received a base salary of $425,000 and was further entitled to participate in all bonus, incentive and equity plans and all pension, health, insurance and fringe benefit plans, as well as perquisites, established by the Corporation. The agreement as amended also included a change of control allowance under which Mr. Anderson had the right to terminate the employment agreement and to be paid a severance payment of $1.0 million. Upon the consummation of the sale of Rose's Stores, Inc. to Variety Wholesalers, Inc. on December 2, 1997, Mr. Anderson terminated the agreement and his employment with the Corporation and resigned from the Board of Directors of the Corpora-tion, and the Corporation paid Mr. Anderson such $1.0 million severance payment.

       Prior to consummation of the sale of Rose's Stores, Inc. to Variety Wholesalers, Inc. on December 2, 1997, the Corporation maintained a severance program for employees of Rose's Stores, Inc. providing for the payment of cer-tain benefits upon the cessation of employment of the executive officers of the Corporation, including the Named Executives other than the Chief Executive Officer. By reason of the sale of all of the outstanding stock of Rose's Stores, Inc. to Variety Wholesalers, Inc., the Corporation's obligations under the severance program were terminated. No benefits were paid under the severance program prior to or incident to the sale of Rose's Stores, Inc. to Variety Wholesalers, Inc.


Director Compensation

       Effective July 22, 1997, the compensation of the Directors of the Corporation was reduced by the Board of Directors by twenty-five percent to pro-vide for an annual retainer fee (the "Retainer Fee") of $18,000 per year, plus a meeting fee (a "Meeting Fee") for each meeting (i) of the Board of Directors (in the amount of $1,125 per meeting for attendance in person or $562.50 for attendance by telephone), (ii) of a committee of the Board of Directors that does not meet on the same day as a meeting of the Board of Directors (in the amount of $1,125 per meeting), and (iii) of a committee of the Board of Direc-tors that meets on the same day as the Board of Directors (in the amount of $375 per meeting). Pursuant to the 1997 Long-Term Incentive Stock Plan, approved by the stockholders at the 1997 annual meeting, beginning with the 1997 Fiscal Year the Retainer Fee and Meeting Fees were payable, at the election of each direc-tor, in the form of cash, grants ("Stock Awards") of shares of the Corporation's common stock, no par value ("Common Stock"), and options to purchase Common Stock ("Options"), provided that a director electing to receive Stock Awards or Options had to elect to receive his Retainer Fee in such forms and could elect to receive his Meeting Fees in such forms.

       On January 15, 1998, the compensation of the Directors of the Corporation for Fiscal 1998 was set as follows: a Retainer Fee of $24,000 per year which is paid in the form of Options pursuant to the 1997 Long-Term Incentive Stock Plan; plus Meeting Fees, in the form of cash, for each meeting (i) of the Board of Directors (in the amount of $1,125 per meeting), (ii) of a committee of the Board of Directors that does not meet on the same day as a meeting of the Board of Directors (in the amount of $1,125 per meeting), and (iii) of a committee of the Board of Directors that meets on the same day as the Board of Directors (in the amount of $375 per meeting). Directors are reimbursed for their actual travel and other expenses.

       Pursuant to the 1997 Long-Term Incentive Stock Plan, (i) Options are valued using the Black-Scholes option pricing model and such assumptions as the Corporation, in its sole discretion, deems reasonable; (ii) the exercise price of the Options will be, and Stock Awards will be valued using, the closing price of the Common Stock on the date of grant or issuance or deemed date of grant or issuance; (iii) a director's entitlement to receive Options will vest, and will be granted or issued, or deemed to be issued or granted, on the first day of the quarter as to which the Retainer Fee is payable; and (iv) options will terminate on the fifth anniversary of the date of issuance and will survive termination of membership on the Board of Directors of the Corporation.


Compensation Committee Interlocks and Insider Participation

       During Fiscal 1997, the Compensation Committee consisted of Messrs. Wyche (Chairman), Howard, Rosenberg and Smith. None of such members were officers or employees of the Corporation during the 1997 Fiscal Year or in prior fiscal years. None of the executive officers of the Corporation served as a member of the board of directors of another entity or as a member of the compensation committee of another entity during Fiscal 1997.
PAGE

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

       The only persons known by the Corporation to be the beneficial owner of more than five percent of the outstanding shares of Common Stock as of May 1, 1998, are shown below:

                                           Amount and
                                           Nature of
                                           Beneficial
Name and Address                           Ownership            Percent of Class

Warren G. Lichtenstein                     2,021,479(1)                23.2%
150 East 52nd Street, 21st Floor
New York, New York 10022

Steel Partners II, L.P.                    1,961,559(2)                22.7%
150 East 52nd Street, 21st Floor
New York, New York 10022

Earle C. May                               1,464,991(3)                17.0%
4550 Kruse Way #345
Lake Oswego, Oregon 97035

May Management, Inc.                       1,430,975                   16.6%
4550 Kruse Way #345
Lake Oswego, Oregon 97035
 ____________

(1) Includes: (a) 5,000 shares of Common Stock owned by Mr. Lichtenstein; (b) 54,920 shares of Common Stock issuable upon the exercise of options owned by Mr. Lichtenstein; (c) 1,918,190 shares of Common Stock owned by Steel Partners II, L.P. and (d) 43,369 shares of Common Stock issuable upon the exercise of war-rants owned by Steel Partners II, L.P. Mr. Lichtenstein is Chief Executive Officer of the general partner of Steel Partners II, L.P. Mr. Lichtenstein dis-claims beneficial ownership of the shares of Common Stock owned by Steel Part-ners II, L.P. except to the extent of his pecuniary interest in such shares of Common Stock, which is less than the amount disclosed.
(2) Represents 1,918,190 shares of Common Stock and 43,369 shares of Common Stock issuable upon exercise of warrants.
(3) Includes: (a) 11,730 shares of Common Stock owned by Mr. May; (b) 22,291 shares of Common Stock issuable upon the exercise of options owned by Mr. May;
(c) 100,595 shares owned by May Management, Inc.; and (d) 1,330,375 shares of Common Stock held in customer accounts as to which May Management, Inc. has shared dispositive power. Mr. May is Chief Executive Officer and a principal stockholder of May Management, Inc. and may be deemed to be the beneficial owner of shares owned by May Management, Inc. or as to which May Management, Inc. has shared dispositive power.
PAGE

Beneficial Ownership of Directors and Management

      Set forth below is certain information concerning the beneficial ownership of Common Stock as of May 1, 1998 by (a) the Corporation's directors, (b) the executive officers named in the Summary Compensation Table in Item 11 above and
(c) all directors and executive officers as a group.

                                           Amount and
Name of                                    Nature of
Beneficial                                 Beneficial
Owner                                      Ownership  (1)       Percent of Class

R. Edward Anderson                            67,284                    *
Jack L. Howard                               114,368                    1.3%
Warren G. Lichtenstein                     2,021,479(2)                23.2%
Earle C. May                               1,464,991(3)                17.0%
Joseph L. Mullen                              22,291                    *
J. David Rosenberg                           147,274                    1.7%
Harold Smith                                  22,291                    *
N. Hunter Wyche, Jr.                          22,291                    *
Barry L. Gouge                                     0                    *
Jeanette Peters                               13,865                    *
Robert Greenwald                                   0                    *
Bobby L. Sasser                                    0                    *

All directors and executive                3,814,985(4)                42.5%
 officers as a group
 (seven persons)

*    Less than 1% of the outstanding Common Stock
(1) Includes shares subject to warrants and options that are exercisable within 60 days as follows: Mr. Howard - 57,068 shares; Mr. Lichtenstein - 54,920 shares; Mr. May - 22,291 shares; Mr. Mullen - 22,291 shares; Mr. Rosenberg - 111,774 shares; Mr. Smith - 22,291 shares; Mr. Wyche - 22,291 shares; and all directors and executive officers as a group - 312,926 shares.
(2) Includes 1,918,190 shares of Common Stock and 43,369 shares subject to warrants that are exercisable within 60 days that are owned by Steel Partners II, L.P. Mr. Lichtenstein is Chief Executive Officer of the General Partner of Steel Partners II, L.P. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock by Steel Partners II, L.P., except to the extent of his pecuniary interest in such shares of Common Stock, which is less than the amount disclosed.
(3) Includes 100,595 shares of Common Stock owned by May Management, Inc. and 1,330,375 shares of Common Stock held in customer accounts as to which May Management, Inc. has shared dispositive power. Mr. May is Chief Executive Officer and a principal stockholder of May Management, Inc. and may be deemed to be the beneficial owner of shares owned by May Management, Inc. or as to which May Management, Inc. has shared dispositive power.
(4) Mr. Anderson, Mr. Gouge, Mr. Greenwald, Ms. Peters and Mr. Sasser resigned on December 2, 1997 upon the sale by the Corporation of its subsidiary. The shares owned by such officers are, accordingly, not included in the aggregate number for all directors and executive officers as a group.

Item 13.      Certain Relationships and Related Transactions

       As of March 31, 1998, the Corporation sub-sub-leased from Gateway Industries, Inc. office space on a non-exclusive basis for use as corporate headquarters or for other corporate uses. Under terms of this sub-sub-lease, the Corporation is obligated to pay one-third of all amounts payable, as billed to Gateway under the Master Sub-Lease. Gateway Industries, Inc.'s sub-lease for the space is with Steel Partners II, L.P. as sub-landlord. Warren Lichtenstein, a director and the President and Chief Executive Officer of the Corporation, beneficially owns more than 10% of the outstanding voting stock of Gateway Industries, Inc. and is the chief executive officer of the general partner of
Steel Partners II, L.P.   The rent payable by the Corporation is approximately
$2,700 per month. The sub-lease runs through March 30, 2001, but may be terminated by either party on 30 days' notice.

                                         SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ROSE'S HOLDINGS, INC.


Date:  May 26, 1998                        /s/ Jack L. Howard
                                           Jack L. Howard
                                           Vice President