Form 10-Q
period 1998-05-02
ROSES HOLDINGS INC
filed 1998-06-16
CIK 85149

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549

                                (Mark One)
    (X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended May 2, 1998

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

                        150 East 52nd Street, 21st Floor
                              New York, New York
                                    10022
              (Address and zip code of principal executive offices)

         Registrant's telephone number, including area code:  212-813-1500

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

	As of May 2, 1998 of the 10,007,730 shares of common stock delivered to First Union National Bank of North Carolina, as Escrow Agent ("FUNB"), pursuant to the Modified and Restated First Amended Joint Plan of Reorganization, 8,655,391 of such shares of common stock are outstanding.
The remaining 19,680 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved. If all pending claims are resolved adversely to the Company, approximately 8,644,644 shares of common stock will be outstanding. If all pending claims are resolved in accordance with the Company's records, approximately
8,675,071 shares of common stock will be outstanding. To the extent that escrowed shares of common stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company.

                            ROSE'S HOLDINGS, INC.

                        PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements
     	(Amounts in thousands except per share amounts)

	The following summary of financial information of Rose's Holdings, Inc. (the "Company"), which is unaudited, reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the information presented.

                           ROSE'S HOLDINGS, INC.
               CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
               (Amounts in Thousands Except Per Share Amounts)

	                                               For the Thirteen Weeks Ended

                                                	May 2, 1998 	April 26, 1997
Selling, general and administrative          	$       248	         -

    Total costs and expenses                 	        248	         -
Other Income
  Interest income	                                    208	         -
Loss from operation of
Discontinued business	                                    -	       (1,308)

Net Loss                                     	$       (40)	        (1,308)
Net Loss Per Share-Basic                     	$        -            (.15)
Weighted Average Shares	                              8,632	        8,632

See notes to financial statements

                            ROSE'S HOLDINGS, INC.
                          CONDENSED BALANCE SHEETS
                           (Amounts in thousands)

                                         	      May 2, 	January 31,	 April 26,
      	                                          1998 	    1998    	   1997
Assets
 Current Assets
   Cash and cash equivalents               	$   13,393	   13,465	         584
   Cash restricted in escrow	                    1,961	    1,920	           -
   Accounts receivable	                              -	        -        7,473
   Inventories	                                      -	        -      155,485
   Other current assets	                             -         -        3,355
     Total current assets	                      15,354	   15,385	     166,897

 Property and Equipment, at cost,
     less accumulated depreciation and amortization	     	     -	       7,554
 Other Assets	                                      16	       23	         282
                                           	$   15,370	   15,408 	    174,733
Liabilities and Stockholders' Equity
 Current Liabilities
   Short-term debt		                                 -         -	      44,243
Bank drafts outstanding		                            -         -  	     2,041
   Accounts payable	                                 8	        6	      36,539
   Accrued salaries and wages	                       -         -        4,400
Pre-petition liabilities		                           -         -	       1,908
   Other current liabilities	          	             -         -  	    11,123
     Total current liabilities	                      8	        6	     100,254

Excess of Net Assets Over Reorganization Value,
  Net of Amortization	                               -	        -	      20,997
Reserve for Income Taxes	                            -	        -	      13,033
Deferred Income	                                     -	        -	         128
Other Liabilities	                                   -	        -          689

Stockholders' Equity
  Preferred stock, Authorized 10,000 shares;
    none issued	                                     -	        - 	          -
  Common stock, Authorized 50,000 shares;
    issued 8,632 at 4/25/98, 1/31/98 and 4/26/97
    (Note 1)	                                   35,000	   35,000	     35,000
  Paid-in capital	                               1,159	    1,159	      1,159
  Retained (deficit) earnings 	                (20,797)  (20,757) 	    3,473
    Total stockholders' equity 	                15,362 	  15,402 	    39,632
                                            	$  15,370 	  15,408 	   174,733

See notes to financial statements

                             ROSE'S HOLDINGS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in thousands)

                                                        For the Thirteen Weeks Ended
                                                       	May 2, 1998      April 26, 1997
Cash flows from operating activities:
Net earnings (loss)                               	$          (40)	          (1,308)
Expenses not requiring the outlay of cash:
  Depreciation and amortization	                                -	        		   (529)
  Amortization of deferred financing costs	                     -  	    	       206
Settlement of pre-petition liabilities     	                    - 	   	        (754)
  Provision for closed store 	                                  -  	    	       189
Cash provided by (used in) assets and liabilities:
  Increase in accounts receivable	                              - 	      		  (2,372)
  Increase in inventories	                                      -   	   		  (14,198)
  Decrease (increase) in other assets	                        (34)	           1,150
  Increase in accounts payable	                                 2		     	    17,309
  Decrease in other liabilities	                                - 	    		    (1,439)
  Increase in income tax reserves	                              -                37
  Increase in reserve for store closings	                       -	    		       (530)
  Decrease in deferred income                         	         -		    	       (211)
  Net cash used in operating activities	                      (72)   	       (2,450)

Cash flows from investing activities:
  Purchases of property and equipment	                          -	 	           (204)
Net cash used in investing activities	                          -  	           (204)

Cash flows from financing activities:
  Net activity on line of credit 	                              - 	 	           105
  Payments of unsecured priority
     and administrative claims	                                 - 	      		     (75)
  Principal payments on capital leases	                         - 	       	     (64)
  Increase in bank drafts outstanding	                          -  	    	     2,041
  Payments of deferred financing costs	                         - 	 	           (10)
Net cash provided by (used in) financing activities	            -  	 	        1,997

Net decrease in cash	                                         (72) 	            (15)
Cash and cash equivalents at beginning of period	          13,465 	             593
Cash and cash equivalents at end of period           	$    13,393 	             578

Supplemental disclosure of additional non-cash
  investing and financing activities:
  Retirement of net book value of assets in reserve
    for store closings                               	$         -	      		       14

See notes to financial statements

                           ROSE'S HOLDINGS, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS:

Thirteen Weeks Ended May 2, 1998; 53 Weeks Ended January 31, 1998 and Thirteen Weeks Ended April 26, 1997
(Amounts in thousands except per share amounts)

1.  DISCONTINUED OPERATIONS

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

     On December 2, 1997, Rose's Holdings, Inc. consummated the sale to Variety Wholesalers, Inc. of all of the outstanding capital stock of Rose's Stores, Inc., a wholly owned subsidiary of the Company pursuant to a Stock Purchase Agreement, dated as of October 24, 1997, between the Company and Variety. The Sale constituted the disposition by the Company of substantially all of its assets and was approved by the holders of a majority of the outstanding shares of Common Stock of the Company at a special stockholders meeting of the Company on December 2, 1997. The total purchase price for the Sale was $19,200, including $1,920 which was placed in escrow. The proceeds of the Sale, net of certain transaction, closing, and other costs, were $15,331 (including the $1,920 in escrow). The loss resulting from the Sale was $22,446.

2.  REORGANIZATION AND EMERGENCE FROM CHAPTER 11

     The Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on September 5, 1993
(the "Filing Date"). The Company's Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") was consummated on April 28, 1995
(the "Effective Date").

     The Plan provided for, among other things, the cash payment of $26,423 to the Company's pre-petition secured lenders and amounts owing under the debtor-in-possession revolving credit agreement and various administrative and tax claims due at the Effective Date, and the distribution of common stock of reorganized Rose's to be issued pursuant to the Plan to creditors Additionally, stockholders of record as of the Effective Date received their pro-rata share of warrants and the shares of stock, stock options, and stock warrants of the Company's Predecessor were canceled. In addition, RSI Trading, Inc., a wholly owned subsidiary of the Company, was merged into the Company under the provisions of the Plan. Also, a new board of directors was elected for the Successor. Upon consummation of the Plan, the Company obtained $125 million of post-emergence financing.

     Under Chapter 11, the Company elected to assume or reject real estate leases, employment contracts, and unexpired executory pre-petition contracts subject to Bankruptcy Court approval. The Company established and recorded its estimated liabilities for such items and settled or carried forward portions of the liabilities (for assumed leases) at the Effective Date.

3.  FRESH-START REPORTING

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

                           ROSE'S HOLDINGS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS (continued):

3.  FRESH-START REPORTING (continued)

Accordingly, the statements of operations and changes in cash flows commencing May 1995, and the balance sheets beginning with April 1995, are not comparable to the financial information for prior periods.

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

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Stock-Based Compensation Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Discontinued Operations Discontinued operations are excluded from the income from continuing operations and included in net income before extraordinary items. Prior years have been restated to conform with generally accepted accounting principles.

5. CONTINGENCIES

     As a result of the Sale on December 2, 1997 to Variety of all of the outstanding capital stock of the Registrant's wholly owned subsidiary and sole operating entity, Stores, the Registrant was relieved of liability for claims against Stores except to the extent of its indemnification, obligation of certain claims, as set forth in the Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, ten percent ($1,920,000) of the purchase price for the sale of stock to Variety was placed in escrow for payment of indemnified losses to Variety. The Stock Purchase Agreement further provides that if the aggregate cumulative indemnifiable losses as of December 2, 1998 are less than such amount, the balance of the escrowed amount will be disbursed to the Registrant at such time and any further claims for indemnification by Variety shall be satisfied directly by the Registrant.

                          ROSE'S HOLDINGS, INC.
           NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

5.  CONTINGENCIES (continued)

As of the date hereof, the only material claim arising under the indemnification obligation of the Registrant to Variety relates to the assertion by a third party, of a right to a fee in the amount of $1.3 million. The Company disputes its obligation to pay any such fee. Certain claims, suits and complaints arrising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management and counsel, all contingencies are either adequately covered by insurance or are without merit.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

     Revenue The Company reported no sales revenue for the first quarter of 1998. Excluding the results of discontinued operations (Stores), the Company had no revenue for 1997.

     Costs and Expenses There were no cost of sales or related expenses for the first quarter of 1998. Selling, general and administrative expenses (SG&A) for the first quarter of 1998 which includes audit fees and legal fees of $80 and $26, respectively, for Variety Wholesalers post closing matters.

     Other Income $208 for the first quarter of 1998 included money market interest and escrow account interest of $167 and $41, respectively.

     Liquidity and Capital Resources The Company currently has no business operations and its principal asset is the net proceeds from the Sale. The Company is actively seeking acquisitions and/or merger transactions in which to employ its cash so that the Company's stockholders may benefit by owning an interest in a viable enterprise. There can be no assurance that the Company will be able to locate or purchase a business, or that such business, if located and purchased, will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness or issue securities. Pending the use of the net proceeds of the Sale, the Company has invested, and plans to continue to invest, such net proceeds in liquid, high quality investments. The Company's management believes that the Company's current cash flows are adequate to meet its liquidity needs.

PART II.  OTHER INFORMATION

Item 6.  None



SIGNATURES


	   Pursuant to the requirements of the Securities Exchange Act of 1934, the
Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            	ROSE'S HOLDINGS, INC.


  		                              By:  Warren G. Lichtenstein
			                                    Warren G. Lichtenstein
			                                    President, Chief Executive Officer,
			                                    and Chief Accounting Officer


  	                               By:  Jack L. Howard
	                                      Jack L. Howard
	                                      Vice President, Secretary, Treasurer,
                                       and Chief Financial Officer



Date:  June 16, 1998

450


0145