Form 10-Q
period 1998-08-01
ROSES HOLDINGS INC
filed 1998-09-17
CIK 85149

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON SEPTEMBER 16 , 1998 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                  FORM 10-Q
    (Mark One)

     (X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                               or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES AND EXCHANGE ACT OF 1934

                        Commission File Number 0-631

                              ROSE'S HOLDINGS, INC.

                     Incorporated Under the Laws of Delaware

                 I.R.S Employer Identification No. 56-2043000

                     150 East 52nd Street, 21st Floor
                           New York, New York
                                 10022
            (Address and zip code of principal executive offices)

    Registrant's telephone number, including area code:  212-813-1500

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     As of August 1, 1998 of the 10,007,730 shares of common stock delivered to First Union National Bank of North Carolina, as Escrow Agent ("FUNB"), pursuant to the Modified and Restated First Amended Joint Plan of Reorganization, 8,655,391 of such shares of common stock are outstanding.
The remaining 19,680 shares held in escrow will be distributed by FUNB in satisfaction of disputed Class 3 claims as and when such claims are resolved. If all pending claims are resolved adversely to the Company, approximately 8,655,391 shares of common stock will be outstanding. If all pending claims are resolved in accordance with the Company's records, approximately 8,635,711 shares of common stock will be outstanding. To the extent that escrowed shares of common stock are not used to satisfy claims, they will revert to the Company and will be retired or held in the treasury of the Company. As of August 18, 1998 the remaining 19,680 shares held in escrow were returned to the Company and retired, leaving 8,935,711 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements
         (Amounts in thousands except per share amounts)

                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                (Amounts in Thousands Except Per Share Amounts)


                          For the Thirteen Weeks Ended

                                              August 1, 1998    July 26, 1997

Selling, general and administrative expenses    $     297                  -

               Total costs and expenses               297                  -
Other Income
  Interest income                                     185	               -

Loss from operation of
  Discontinued business                              -                 (3,986)

Net Loss                                        $    (112)         $   (3,986)

Net Loss Per Share-Basic                        $    (.01)         $     (.46)

Weighted Average Shares	                            8,632               8,632


                                              For the Twenty-six Weeks Ended

                                              August 1, 1998    July 26, 1997

Selling, general and administrative expenses    $     544                  -

               Total costs and expenses               544                  -
Other Income
  Interest income                                     393                  -
Loss from operation of
  discontinued business                               -                (5,294)

Net Loss                                       $     (151)         $   (5,294)

Net Loss Per Share-Basic                       $     (.02)         $     (.61)

Weighted Average Shares	                            8,632               8,632

See notes to financial statements

                             ROSE'S HOLDINGS, INC.
                           CONDENSED BALANCE SHEETS
                            (Amounts in thousands)

                                            August 1,  January 31,   July 26,
                                              1998       1998         1997
                                          (Unaudited)  (Audited)   (Unaudited)
                                          ___________________________________
Assets
  Current Assets
    Cash and cash equivalents              $   13,180   $  13,465   $     595
    Cash restricted in escrow                   1,977       1,920        -
    Accounts receivable                           -           -        11,320
    Inventories                                   -           -       156,442
    Other current assets                           32         -         3,041
Total current assets                           15,189      15,385     171,398

  Property and Equipment, at cost,
      less accumulated depreciation
      and amortization                            -          -          8,692
  Other Assets                                    157          23         644
                                             ________    ________    ________
                                             $ 15,346    $ 15,408   $ 180,734

Liabilities and Stockholders' Equity
  Current Liabilities
    Short-term debt                               -          -         59,408
   Bank drafts outstanding                        -          -          2,729
    Accounts payable                               95           6      29,644
    Accrued salaries and wages                    -          -          6,124
   Pre-petition liabilities                       -          -          1,079
    Other current liabilities                     -          -         11,533
                                             ________    ________    ________
      Total current liabilities              $     95    $      6   $ 110,517

Excess of Net Assets Over Reorganization Value,
  Net of Amortization                             -          -         20,122
Reserve for Income Taxes                          -          -         13,033
Deferred Income                                   -          -             34
Other Liabilities                                 -          -          1,382

Stockholders' Equity
  Preferred stock, authorized 10,000 shares;
    none issued                                  -           -           -
  Common stock, authorized 50,000 shares;
    issued 8,655, 8,613, & 8,613 at 8/1/98,
    1/31/98, & 7/26/97, respectively           35,000      35,000      35,000
  Paid-in capital                               1,159       1,159       1,159
 Accumulated Deficit                          (20,908)    (20,757)       (513)
Total stockholders' equity                     15,251      15,402      35,646
                                            $  15,346   $  15,408   $ 180,734

See notes to financial statements

                             ROSE'S HOLDINGS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in thousands)

                                                For the Twenty-six Weeks Ended
                                                 August 1, 1998  July 26,1997

Cash flows from operating activities:
Net Loss                                             $     (151)    $  (5,294)
Expenses not requiring the outlay of cash
  Depreciation and amortization                            -           (1,012)
  Amortization of deferred financing costs                 -              362
  Settlement of pre-petition liabilities                   -             (754)
  Provision for closed store                               -              189

Cash provided by (used in) assets and liabilities:
  (Increase) decrease in accounts receivable               -           (6,219)
  (Increase) decrease in inventories                       -          (15,155)
  (Increase) decrease in other assets                      (223)        1,466
  Increase (decrease) in accounts payable                    89        10,414
  Increase (decrease) in other liabilities                 -             (168)
  Increase (decrease) in income tax reserves               -               37
  Increase (decrease) in reserve for store closings        -             (530)
  Increase (decrease) in deferred income                   -             (305)
                                                      _________     _________
  Net cash used in operating activities                    (285)      (16,969)
                                                      _________     _________
Cash flows from investing activities:
  Purchases of property and equipment                      -             (847)
                                                      _________     _________
  Net cash used in investing activities                    -             (847)
                                                      _________     _________

Cash flows from financing activities:
  Net activity on line of credit                           -           15,270
  Payments of unsecured priority and administrative
    claims                                                 -             (151)
  Principal payments on capital leases                     -             (148)
  Increase (decrease) in bank drafts outstanding           -            2,729
  Payments of deferred financing costs                     -             (530)
                                                      _________     _________
  Net cash provided by financing activities                -           17,170
                                                      _________     _________

Net decrease in cash                                       (285)         (646)
Cash and cash equivalents at beginning of period         13,465         1,241
                                                      _________     _________
Cash and cash equivalents at end of period            $  13,180     $     595

Supplemental disclosure of additional non-cash
investing and financing activities: Retirement of
net book value assets in reserve for store closing   $     -       $      14

See notes to financial statements

                             ROSE'S HOLDINGS, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS:

Twenty-six Weeks Ended August 1, 1998; 53 Weeks Ended January 31, 1998 (Amounts in thousands except per share amounts)

1. DISCONTINUED OPERATIONS

     On August 7, 1997, pursuant to an agreement and plan of merger among Rose's Stores, Inc. ("Stores") and two newly created, wholly-owned subsidiaries of Stores, Stores became a wholly-owned subsidiary of the Company. As a result of such merger, each share of common stock, no par value ("Store's Common Stock"), of Stores was converted into common stock, no par value ("Common Stock"), of the Company and each warrant, option or other right entitling the holder thereof to purchase or receive shares of Stores Common Common Stock was converted into a warrant, option or other right
(as the case may be) entitling the holder thereof to purchase or receive shares of Common Stock on identical terms. The powers, rights and other provisions of the Common Stock was identical to the powers, rights and other provisions of the Stores Common Stock.

     On December 2, 1997, Rose's Holdings, Inc. consummated the sale to Variety Wholesalers, Inc. of all the outstanding capital stock of Rose's Stores, Inc., a wholly-owned subsidiary of the Company pursuant to a Stock Purchase Agreement, dated as of October 24, 1997, between the Company and Variety. The Sale constituted the disposition by the Company of substantially all of its assets and was approved by the holders of a majority of the outstanding shares of Common Stock of the Company at a special stock ompany on December 2, 1997. The total purchase price for the Sale was $19,200, including $1,920 which was placed in escrow. The proceeds of the Sale, net of certain transaction, closing, and other costs, were $15,331 (including the $1,920 in escrow). The loss resulting from the Sale was $22,446.

2. REORGANIZATION AND FRESH START REPORTING

     The Company filed a petition for reorganization under Chapter 11 of the United states Bankruptcy Code ("Chapter 11") on September 5, 1993 (the "Filing Date"). The Company's Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") was consummated on April 28, 1995 (the "Effective Date").

     In 1990, the American Institute of Certified Public Accountants issued Statement of Position 90-7 ("SOP 90-7") "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (sometimes called "Fresh-Start Reporting"). The application of Fresh-Start Reporting changed the Company's basis for accounting for financial purposes. In accordance with SOP 90-7, the reorganization value of the Company was determined as of the Effective Date. The reorganization value of $35,000 was derived by an outside company using various valuation methods, including discounted cash flow analyses (utilizing the Company's projections), analyses of the market value of other publicly traded companies whose businesses are reasonably comparable, and analyses of the present value of the Company's equity.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Nature of Operations--The Company currently has no business operations and its principal asset is cash. The Company is actively seeking acquisitions and/or merger transactions in which to employ its cash but there can be no assurance that suitable acquisitions will be located.

     Cash Equivalents--The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market. Bank drafts outstanding have been reported as a current liability.

     Earnings (Loss) Per Share--For the year ended January 31, 1998, the Company adopted SFAS No. 128 "Earnings Per Share" ("SFAS No. 128"). In accordance with this statement, primary net loss per common share is replaced with basic loss per common share which is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Fully diluted net income per common share is replaced with diluted net income per common share reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options and stock warrants. Diluted net earnings (loss) per common share is not shown, as common equivalent shares from stock options and stock warrants would have an anti-dilutive effect. Prior period per share data has been restated to reflect the adoption of SFAS No. 128.

     Stock Based Compensation--Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Discontinued Operations--Discontinued Operations are excluded from the income from continuing operations and included in net income before extraordinary items. Prior years have been restated to conform with generally accepted accounting principles.

4. CONTINGENCIES

     As a result of the Sale on December 2, 1997 to Variety of all of the outstanding capital stock of the Registrant's wholly owned subsidiary and sole operating entity, Stores, the Registrant was relieved of liability for claims against Stores except to the extent of its indemnification, obligation of certain claims, as set forth in the Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, ten percent ($1,920,000) of the purchase price for the sale of stock to Variety was placed in escrow for payment of indemnified losses to Variety. The Stock Purchase Agreement further provided that if the aggregate cumulative indemnifiable losses as of December 2, 1998 are less than such amount, the balance of the escrowed amount will be disbursed to the registrant at such time and any further claims for indemnification by Variety shall be satisfied directly by the Registrant.
As of the date hereof, the only material claim arising under the indemnification obligation of the Registrant to Variety relates to the assertion by a third party, of a right to a fee in the amount of $1.3 million. The Company disputes its obligation to pay any such fee.
Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management and counsel, all contingencies are either adequately covered by insurance or are without merit.

5.  SUBSEQUENT EVENTS
     On August 31, 1998, Rose's International, Inc. ("Rose's"), a newly formed, wholly owned Delaware subsidiary of Rose's Holdings, Inc. (the "Company"), consummated the acquisition of 90 percent of the outstanding common stock ("Bank Common Stock") of WebBank Corporation, a Utah industrial loan corporation (the "Bank"), pursuant to an assignment (the "Assignment") from Praxis Investment Advisers, a Nevada limited liability company ("PIA"), of a stock purchase agreement, dated January 20, 1998 (the "Purchase Agreement"), between PIA and Block Financial Corporation ("Block"), relating to the purchase by PIA of all of the issued and outstanding Bank Common Stock. Pursuant to the Assignment, Rose's paid Block $4,914 for the shares of Bank Common Stock purchased by it. The source of the funds used by Rose's was the Company's working capital. Reference is made to the Purchase Agreement and the Assignment, which are filed as exhibits hereto and incorporated by reference herein.

    In connection with the purchase of the Bank Common Stock, Rose's entered into a subscription and stockholders agreement, dated as of August 31, 1998 (the "Stockholders Agreement"), with Andrew Winokur ("AW"), the owner of the 10 percent of the outstanding shares of Bank Common stock not owned by Rose's. Pursuant to the Stockholders' Agreement, Rose's agreed to purchase 90 percent, and AW agreed to purchase 10 percent, of the common stock (the "Praxis
Common Stock") of Praxis Investment Advisors, Inc., a newly formed Delaware corporation ("Praxis"). The Stockholders Agreement also provides for certain restrictions on the disposition by AW of his Bank Common Stock and Praxis Common Stock and certain rights and obligations of Rose's and the Company to purchase the shares of Bank Common Stock and Praxis Common Stock owned by AW. Reference is made to the Stockholders Agreement, which is filed as an exhibit hereto and which is incorporated by reference herein.

     Rose's, AW and Praxis have entered into a management agreement (the "Management Agreement") under which Praxis has agreed to provide certain management services to AW and Rose's in connection with the ownership and operation of the Bank. Reference is made to the Management Agreement which is filed as an exhibit hereto and which is incorporated by reference herein. The Management Agreement provides that Praxis may make recommendations to and consult with, the management and board of directors of the Bank with respect to the deploment of Bank's capital, the development of the Bank's business lines, the Bank's acquisition of assets and the Bank's distributions to its stockholders.

     Praxis and AW have also entered into an employment agreement (the "Employment Agreement"), providing for the employment of AW by Praxis. Reference is made to the Employment Agreement, which is filed as an exhibit hereto and which is incorporated by reference herein. Under the Employment Agreement, Mr. Winokur agrees to serve as President and chief executive officer of Praxis for a term commencing on the date of the approval of the Employment Agreement. Under the Employment Agreement, Mr. Winokur is granted the authority to formulate the recommendations to the Bank on behalf of Praxis pursuant to the Management Agreement.

     The Company intends to file the financial statements and proforma financial information required by Item 7 of Form 8-K within the time period specified in such Item 7.

     Effective August 18, 1998 19,680 shares of common stock held in escrow reverted to the Company and were retired.

     Options to purchase shares of Rose's stock have been granted to officers, directors and employees. Option purchase prices are at or above fair market value at grant date, consequently no compensation costs have been recognized. The total number of options granted from January 26, 1997 through August 25, 1998 is 940.417. Between June 25, 1998 and August 25, 1998, Warren Lichtenstein and Jack Howard were granted 400 and 225 options, respectively, in lieu of monetary remuneration for their service as officers and board members.

                          ROSE'S HOLDINGS, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands)

     Costs and Expenses--Selling, general and administrative expenses (SG&A) of $544 for the first six months of 1998 include audit fees and legal fees of $95 and $26, respectively, for Variety Wholesalers post closing matters. Legal fees and travel expenses during the same time period for a potential acquisition totaled $96.

     Revenue--The Company reported no sales revenue for the first half of 1998. Excluding the results of discontinued operations (Stores), the
Company had no revenue for 1997.

     Other Income--for the first six months of 1998 consisted of money market interest and escrow account interest for $336 and $57, respectively.

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


PART II. OTHER INFORMATION

ITEM 5.  Other Information

     On August 31, 1998, Rose's International, Inc. ("Rose's"), a newly formed, wholly owned Delaware subsidiary of Rose's Holdings, Inc. (the "Company") consummated the acquisition of 90 percent of the outstanding common stock ("Bank Common Stock") of WebBank Corporation, a Utah industrial loan corporation (the "Bank"), pursuant to an assignment (the "Assignment") from Praxis Investment Advisers, a Nevada limited liability company ("PIA") and Block Financial Corporation ("Block"), relating to the purchase by PIA of all the issued and outstanding Bank Common Stock. Pursuant to the Assignment, the Company paid Block $ 4,914,000 for the shares of Bank Common Stock purchased by it. The source of the funds used by the Company was its working capital. Reference is made to the Purchase Agreement and the Assignment, which are filed as exhibits hereto and incorporated by reference herein.

     In connection with the purchase of the Bank Common Stock, Rose's entered into a subscription and stockholders agreement, dated as of August 31, 1998 ("the Stockholders Agreement") with Andrew Winokur ("AW"), the owner of the 10 percent of the outstanding shares of the Bank Common stock not owned by Rose's. Pursuant to the Stockholders' Agreement, Rose's agreed to purchase 90 percent , and AW agreed to purchase 10 percent, of the common stock (the "Praxis Common Stock") of Praxis Investment Advisors, Inc. a newly formed Delaware corporation ("Praxis"). The Stockholders Agreement also provides for certain restrictions on the disposition by AW of his Bank Common Stock and Praxis Common Stock and certain rights and obligations of Rose's and the Company to purchase the shares of Bank Common Stock and Praxis common Stock owned by AW. Reference is made to the Stockholders Agreement, which is filed as an exhibit hereto and which is incorporated by reference herein.

     Rose's, AW and Praxis have entered into a management agreement (the "Management Agreement") under which Praxis has agreed to provide certain management services to AW and Rose's in connection with the ownership and operation of the Bank. Reference is made to the Management Agreement which is filed as an exhibit hereto and which is incorporated by reference herein. The Management Agreement provides that Praxis may make recommendations to and consult with, the management and board of directors of the Bank with respect to the deployment of the Bank's capital, the development of the Bank's business lines, the Bank's acquisition of assets and the Bank's distributions to its stockholders.

     Praxis and AW have also entered into an employment agreement (the "Employment Agreement"), providing for the employment of AW by Praxis. Reference is made to the Employment Agreement, which is filed as an exhibit hereto and which is incorporated by reference herein. Under the Employment Agreement, Mr. Winokur agrees to serve as President and chief executive officer of Praxis for a term commencing on the date of the approval of the Employment Agreement. Under the Employment Agreement, Mr. Winokur is
 formulate the recommendations to the Bank on behalf of Praxis pursuant to the Management Agreement.

     The Company intends to file the financial statements and proforma financial information required by Item 7 of Form 8-K within the time period specified in such Item 7.

     Effective August 18, 1998 19,680 shares of common stock held in escrow reverted to the Company and were retired.

     Options to purchase shares of Rose's stock have been granted to officers, directors, and employees. Option purchase prices are at or above fair market value at grant date, consequently no compensation costs have been recognized. The total number of options granted from January 26, 1997 through August 25, 1998 is 940,417. Between June 25, 1998 and August 25, 1998,
Warren Lichtenstein and Jack Howard were granted 400,000 and 225,000 options, respectively, in lieu of monetary remuneration for their service as officers and board members.



ITEM 6.  Exhibits and Reports in Form 8-K.

         a.  Exhibits

             1  Purchase Agreement
             2  Stockholders Agreement
             3  Assignment
             4  Employment Agreement
             5  Management Agreement

         b.  Reports in Form 8-K:  none



SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ROSE'S HOLDINGS, INC.


                                 By:     /s/ Warren G. Lichtenstein
                                         __________________________________
                                         Warren G. Lichtenstein
                                         President, Chief Executive Officer,
                                         and Chief Accounting Officer


                                 By:     /s/ Jack L. Howard
                                         __________________________________
                                         Jack L. Howard
                                         Vice President, Secretary, Treasurer,
                                         and Chief Financial Officer


Date:  September 16, 1998

                                                           Exhibit 1
                         STOCK PURCHASE AGREEMENT
THIS STOCK PURCHASE AGREEMENT (the "Agreement") is entered into as of January 20, 1998, by and between PRAXIS INVESTMENT ADVISORS, a Nevada limited liability company ("Buyer"), and BLOCK FINANCIAL CORPORATION, a Delaware corporation ("Seller") (Buyer and Seller each a "Party" and together "Parties").

RECITALS
Buyer desires to purchase from Seller, on the following terms and conditions, all of the issued and outstanding shares of capital stock (the "Shares") of WebBank Corporation, a Utah corporation (the "Bank"); and
Seller desires to sell to Buyer, on the following terms and conditions, the Shares.
NOW, THEREFORE, in consideration of the recitals and the mutual covenants, representations, warranties, conditions, and agreements hereinafter expressed, the Parties agree as follows:
ARTICLE I
PURCHASE AND SALE
1.1.	The Shares.  Upon the terms and subject to the conditions set forth in this Agreement, at Closing, Seller shall sell and deliver to Buyer and Buyer shall purchase and accept from Seller the Shares, free and clear of all security interests, claims, and restrictions.
1.2.	Consideration.  The total purchase price (the "Purchase Price") payable to the Seller by the Buyer for the Shares shall consist of (i) the tangible net equity value of the Bank on the Closing Date (which shall not be greater than $2,500,000), plus (ii) $900,000 (the "Base Premium"), plus (iii) an amount equal to the product of (a) $3000 per day, and (b) the number of days elapsed from the one hundred fifth (105th) day after the earlier of the date of this Agreement and January 1, 1998, to (and including) the Closing Date
(the "Additional Premium").
1.3.	Closing; Cooperation.  The consummation of the transactions contemplated hereby ("Closing") shall take place at the offices of the Bank, 136 Heber
Avenue, #209, Park City, UT 84060 or at such place as the Parties may mutually agree on the fifth business day following the date on which the conditions to Closing are satisfied or waived (other than conditions with respect to actions to be taken at the Closing) or such earlier date as the Parties may mutually agree (the "Closing Date"). Each Party shall reasonably cooperate, take all commercially reasonable steps necessary or desirable and and proceed diligently and in good faith, as to matters under such Party's control, to satisfy the conditions to the obligations of the Parties at
Closing; provided that the foregoing shall not require either Party to waive any condition herein to its obligations at Closing or to incur any substantial cost not otherwise required hereunder.
1.4.	Deliveries of Seller at Closing.  Subject to the conditions to Seller's obligations in Article V, at Closing, Seller shall deliver to Buyer:
(a)	a certificate or certificates evidencing the Shares, duly endorsed in blank or accompanied by a duly executed stock power;
(b)	the minute books, stock record books, and other corporate documents relating to the Bank;
(c)	written tenders of resignation of such directors of the Bank as requested by Buyer; and
(d)	the documents identified in Article IV.
(e)	a certificate of Seller confirming that the Closing Balance Sheet
(referred to in Section 2.17 below) presents fairly the condition of the Bank as of the Closing, or confirming the same, as adjusted by such immaterial adjustments as are described in detail in the Certificate as to amount.
1.5	Deliveries of Buyer at Closing.  Subject to the conditions to Buyer's obligations in Article IV, at Closing, Buyer shall deliver to Seller:
(a)	the Purchase Price by wire transfer of immediately available funds to such account as has been designated by Seller to Buyer at least two (2)
business days prior to the Closing Date; and
(b)	the documents identified in Article V.
ARTICLE II
REPRESENTATIONS AND WARRANTIES OF SELLER
Seller hereby represents and warrants to Buyer, as of the date of this
Agreement and as of the Closing Date, as follows:
2.1.	Enforceable Agreement; Stock Ownership.
(a)	Seller has the corporate power and authority and has taken all corporate actions necessary to authorize it to execute and deliver this Agreement, to perform its obligations hereunder, and to consummate the transactions contemplated hereby. This Agreement constitutes the valid and binding obligation of Seller, enforceable against Seller in accordance with its terms except to the extent enforceability may be limited by applicable bankruptcy, insolvency, reorganization, receivership, moratorium and other similar laws relating to or affecting the rights and remedies of creditors generally and by general principles of equity (regardless of whether enforcement is sought in an action at law or in equity), including without limitation concepts of materiality, reasonableness, good faith and fair dealing.
(b)	Seller is the sole holder of record and beneficial owner of the Shares.
The Shares consist of one million five hundred thousand (1,500,000) shares of common stock of the Bank and are owned by Seller free and clear of all security interests, claims, and restrictions.
2.2.	Capitalization; Related Matters.  The authorized capital stock of the
Bank consists solely of one hundred million (100,000,000) shares of common stock, par value $0.10 per share, of which the Shares are the only shares issued or outstanding.  All the Shares were duly authorized and validly issued and are fully paid and non-assessable. Except for Buyer's rights hereunder, (a) there are no outstanding (i) other securities of the Bank,
(ii) shares held in treasury, or (iii) rights or options to acquire securities of the Bank, and (b) neither Seller nor the Bank is subject to any obligation to issue, deliver, redeem, or otherwise acquire or retire the Shares or any other securities of the Bank.
2.3.	Corporate Existence; Qualification; Minute Books.;  The Bank is a
corporation duly incorporated, validly existing, and in good standing under the laws of the State of Utah and it is duly qualified and in good standing in each foreign jurisdiction where such qualification is required, except where the failure to so qualify and be in good standing will not have a material adverse effect on the business, financial condition, or operations of the Bank.  The Bank has the corporate power and authority to own and to transact the business in which it is engaged.  The Bank is duly licensed as an industrial loan corporation by the Department of Financial Institutions of the State of Utah (the "Department") under Utah law, and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC")
within the limits prescribed by law. The minute books of the Bank, a copy of which has been delivered to the Buyer, accurately reflect in all material respects all material actions taken to date by the shareholders, board of directors and committees of the Bank and contain true and complete copies of the Articles of Incorporation, bylaws and other charter documents and all amendments thereto.
2.4.	Property; Permits.  Except as set forth on Schedule 2.4, the Bank is the sole owner of all right, title, and interest in and to all assets reflected on the Call Report. The Bank holds all permits, licenses and other approvals necessary to conduct the business in which it is engaged. Schedule 2.4 sets forth a list of all furnishings, fixtures and equipment of the Bank, and their respective book values as of September 30, 1997.  The Bank does not own any real property.
2.5.	Call Report.  Attached as Exhibit 2.5 is the Consolidated Reports of
Condition and Income for a Bank with Domestic Offices Only and Total Assets of less than $100 Million, filed by the Bank for the period ending September
30, 1997 (the "Call Report"). The Call Report has been prepared in all material respects in accordance with the regulatory requirements of the FDIC for the completion and filing of such reports and has been furnished to Buyer.
2.6.	No Undisclosed Liabilities.  (a) As of the date hereof, the Bank does not have any liabilities or obligations whatsoever, accrued, absolute, contingent, or other, except (i) as set forth in the Call Report, (ii) as set forth on Schedule 2.6 or other Schedules to this Agreement, or (iii) to the extent they arise in the ordinary course of the business of the Bank and are not required to be set forth on a Schedule hereto:  (A) Taxes incurred since the date of the Call Report and (B) performance and payment obligations lawfully incurred under arm's-length contracts for goods or services, ncurred under arm's-length contracts for goods or services, and (b) as of the Closing, the Bank has no liabilities or obligations whatsoever, accrued, absolute, contingent, or other, including without limitation any claim by a third party arising from the conduct of the Bank prior to the Closing, whether or not such claim was asserted prior to the Closing, except, to the extent they arise in the ordinary course of business of the Bank, for (i) to the extent accrued as liabilities on the Closing Balance Sheet, (A) Taxes incurred since the date of the Call Report and and (B) performance and payment obligations lawfully incurred under arm's-length contracts for goods or services, and (ii) performance and payment obligations lawfully incurred under arm's-length contracts for goods or services to be delivered to or performed for the Bank after the Closing.
2.7.	Taxes.
(a)	The Bank has filed or caused to be filed with the appropriate Government entity all tax returns and reports required to be filed by or on behalf of the Bank ("Tax Returns"). All such Tax Returns are described on Schedule 2.7, and the Bank has made copies of the Tax Returns available to the Buyer for inspection.
(b)	All Taxes payable by the Bank with respect to all periods reflected on
Tax Returns have been fully paid (other than Taxes that are being contested in good faith), and there are no grounds for the assertion or assessment of any additional Taxes against the Bank or its assets with respect to such periods.  To the knowledge of Seller, there are no audits of any Tax Returns in process or threatened.  There is no waiver of any statute of limitations in effect with respect to any Tax Returns.
(c)	The Bank has withheld and paid all Taxes required to have been withheld and paid in connection with amounts paid or owing to any officer, director, employee or agent in compliance with all Tax withholding provisions of applicable law.
(d)	The Bank has timely complied with all requirements under applicable laws relating to information, reporting and withholding and other similar matters for customer and other accounts.
(e)	As used in this Agreement, "Taxes" means all taxes, charges, fees, levies, or other like assessments, including without limitation income, gross receipts, ad valorem, value added, premium, excise, real property, personal property, windfall profit, sales, use, transfer, license, withholding, employment, payroll, and franchise taxes imposed by: the United States or any other nation, state, or bilateral or multilateral governmental authority, any local governmental unit or subdivision thereof, or any branch agency, or judicial body thereof ("Government"); and shall include any interest, fines, penalties, assessments, or additions to tax resulting from, attributable to, or incurred in connection with any such Taxes or any contest or dispute
thereof. 2.8.	Absence of Certain Changes.  Since September 30, 1997, except as set forth in the Call Report or Schedule 2.8 hereto, and except for such transactions as are contemplated by Section 6.9 hereof, there has not been:
(a)	Any material adverse change in (i) the business, financial condition, or operations of the Bank, or (ii) the condition of the assets and property, real and personal, tangible and intangible, of the Bank (the "Property");
(b)	Any transaction entered into or carried out by the Bank other than in the ordinary course of business; or
(c)	Any change made by the Bank in its methods of doing business or of accounting.
2.9.	No Breach of Law or Governing Document.  The Bank is not in default under or in breach or violation of any applicable statute, law, treaty, convention, ordinance, decree, order, injunction, rule, directive, or regulation of any Government ("Law") or the provisions of any Government permit, franchise, or license, or any provision of its articles of incorporation or its bylaws, except where such breach, default or violation would not have a material adverse effect on the business, financial condition or operations of the Bank.  The Bank has filed all documents and reports required to be filed by it with the FDIC, the Department or any other
Government entity, and all such reports conform in all material respects with the requirements promulgated by such Government entity.  Except as set forth on Schedule 2.9, the Bank has not received any notice alleging such default, breach or violation. Neither the execution of this Agreement nor the Closing will constitute or result in any such default, breach or violation.
2.10.	Litigation.   Except as set forth on Schedule 2.10, (a) there is no
suit, claim, litigation, proceeding (administrative, judicial, or in arbitration, mediation or alternative dispute resolution), Government or grand jury investigation, or other action (any of the foregoing, "Action") pending or, to the knowledge of Seller, threatened against the Bank or involving its business, any of its Property, or, in connection with its business, any of its shareholders, directors, officers, agents, or other personnel, including without limitation any Action challenging, enjoining, or preventing this Agreement or the consummation of the transactions contemplated hereby, and (b) the Bank is not subject to any order, writ, injunction, or decree of any court or other Government entity ("Order") other than Orders of general applicability. The FDIC has not initiated or, to the knowledge of Seller, threatened to initiate any formal enforcement action (including a written agreement) under Section 8 of the Federal Deposit Insurance Act or any informal enforcement action (including a memorandum of understanding).
2.11.	Contracts.
(a)	Set forth on Schedule 2.11 is a list of each contract, agreement, lease, indenture, and evidence of indebtedness, to which the Bank is a party or of which it is a beneficiary which involves outstanding, contingent, or continuing liability or obligation of or to the Bank ("Contract") and which
(i) is material to the business, financial condition, or operations of the
Bank, (ii) involves (A) a guaranty, indemnity, or power of attorney, (B) a sharing of payments or joint venture, (C) a sales agency, representation, distributorship or franchise arrangement, (D) restrictions on competition,
(E) collective bargaining, works council, or union representation, or (F) an obligation in excess of $5,000, (iii) is not terminable upon 30 days' notice without liability, or (iv) is not in the ordinary course of business of the
Bank.  The Bank has delivered copies of the Contracts to the Buyer.
(b)	Each of the Contracts is a valid, binding and enforceable obligation of the Bank and, to the knowledge of Seller, the other parties thereto, except to the extent enforceability may be limited by applicable bankruptcy, insolvency, reorganization, receivership, moratorium and other similar laws relating to or affecting the rights and remedies of creditors generally and by general principles of equity (regardless of whether enforcement is sought in an action at law or in equity), including without limitation concepts of materiality, reasonableness, good faith and fair dealing. Except as set forth on Schedule 2.11, the Bank is not, and to the knowledge of Seller, no other party to a Contract is, in default under or in breach or violation of any Contract, and no event has occurred that, through the passage of time or the giving of notice, or both, would constitute, and neither the execution of this Agreement nor the Closing hereunder will constitute or result in, such a default, breach or violation, cause the acceleration of any obligtion of any party thereto or the creation of a lien or encumbrance upon any
Property or the Shares, or require any consent thereunder.
(c)	There is no Contract pursuant to which assets of the Bank have been sold for which any party has any recourse against the Bank, whether pursuant to explicit or implicit representations or warranties, or otherwise.
2.12  	Intellectual Property. Set forth on Schedule 2.12 is a complete list of each patent, trademark, trade name, service mark, and copyrighted work, and registrations thereof and applications therefor, trade secret, software program, invention, proprietary process, and item of proprietary know-how and other intellectual property, and all licenses, sublicenses, and agreements in respect thereof, used or licensed by or to the Bank, to which the Bank is a party, or which are otherwise included in the Property of the Bank. The Bank is not infringing or violating any intellectual property rights owned or otherwise held by any other party, and the Bank has not used any intellectual property owned or otherwise held by any other party, unless a valid license for such use has been held by the Bank.
2.13	Insurance. The Bank has at all times maintained:  (i) general comprehensive liability, fidelity, errors and omission and directors' and officers' liability insurance against such risks as are customarily insured against by companies similar to the Bank and in at least such amounts as are usually carried by persons engaged in the same or a similar business; and
(ii) insurance as required by law or under any agreement to which the Bank is or has been a party. No insurer under any such insurance policy notified the Bank of an intention to cancel or not to renew any such policy or bond or generally disclaimed liability thereunder.
2.14	Labor Matters; Employee Benefit Matters.
(a)	Except as set forth on Schedule 2.14:  (i) the Bank is not and has not engaged in any unfair labor practice; (ii) there is no labor strike, dispute, slowdown, or work stoppage pending or, to the knowledge of Seller, threatened against the Bank; (iii) no right of representation exists respecting the Bank's employees; and (iv) no collective bargaining agreement is currently being negotiated and, to the knowledge of Seller, no organizing effort is currently being made with respect to the Bank's employees.
(b)	Except as set forth on Schedule 2.14, the Bank does not have outstanding and is not a party to or subject to liability under any agreement, arrangement, plan, or policy, whether or not considered legally binding, that involves any pension, retirement, profit sharing, deferred compensation, bonus, stock option, stock purchase, health, welfare, or incentive plan, and the Bank has no written or oral agreements with any employee or officer that are inconsistent with the status of all employees and officers of the Bank
being "at-will" employees.   Copies of all such plans and agreements  listed
on Schedule 2.14 have been delivered to the Buyer.
(c)	(i) The Bank has not made any contributions to any multi-employer plan
(as defined in ERISA) or to any pension plan subject to the minimum funding standards of ERISA or Title IV of ERISA, (ii) the Bank has never been a member of a controlled group which contributed to any such plans, and (iii)
the Bank has never been under common control with an employer which contributed to any such plans.
2.15	Approvals; Filings.  Except as set forth on Schedule 2.15, neither
Seller nor the Bank is required to obtain any approval, consent, or authorization of, or to make any declaration or filing with, any Government or any other third party for the valid execution and delivery of this
Agreement or any other agreement to be delivered hereunder, the purchase and sale of the Shares, or the performance or consummation of the respective transactions contemplated hereby or thereby.
2.16	Brokers; Finders.  No finder, broker, agent, or other intermediary, acting on behalf of Seller or the Bank, is entitled to a commission, fee, or other compensation or obligation in connection with the negotiation or consummation of this Agreement or any of the transactions contemplated hereby.
2.17	Closing Balance Sheet.
(a)	Schedule 2.17 sets forth a pro forma balance sheet of the Bank as of the
Closing (the "Pro Forma Closing Balance Sheet").  The Pro Forma Closing
Balance Sheet reflects those assets and liabilities to be held by the Bank at Closing, together with the anticipated tangible net equity on which the
Purchase Price is partially based.  Accruals for Taxes, vacation pay, bonuses and other expenses required to be accrued in accordance with generally accepted accounting principles, consistently applied ("GAAP") have been prepared on an estimated basis.
(b)	 No later than ten (10) days prior to the Closing Date, Seller shall prepare and deliver to Buyer as Exhibit 2.17 the balance sheet of the Bank as it shall appear on the Closing Date (the "Closing Balance Sheet").  The
Closing Balance Sheet shall be prepared in accordance with GAAP, showing the same assets and liability items as contained in the Pro Forma Closing Balance Sheet, shall set forth the accruals for Taxes, vacation pay, bonuses and other expenses required to be accrued in accordance with GAAP as of the Closing Date and shall otherwise (with such adjustments as are set forth in the Seller's certificate referenced in Section 1.4(e)) fairly set forth the financial condition of the Bank as of the Closing Date in accordance with GAAP. All investment securities shall be shown on the Closing Balance Sheet as securities available for sale.
ARTICLE III
REPRESENTATIONS AND WARRANTIES OF BUYER
Buyer represents and warrants, as of  the date of this Agreement and as of the Closing Date, to Seller,  as follows:
3.1.	Authorization.  Buyer is a limited liability company, duly organized, validly existing and in good standing under the laws of Nevada.  Buyer has the corporate power and authority and has taken all corporate actions necessary to authorize it to execute and deliver this Agreement, to perform its obligations hereunder, and to consummate the transactions contemplated hereby. This Agreement constitutes the valid and binding obligation of
Buyer, enforceable against Buyer in accordance with its terms, except ility may be limited by applicable bankruptcy, insolvency, reorganization, receivership, moratorium and other similar laws relating to or affecting rights and remedies of creditors generally and by general principles of equity (regardless of whether enforcement is sought in an action at law or in equity), including without limitation concepts of materiality, reasonableness, good faith and fair dealing.
3.2.	Investment Representation.  Buyer is acquiring the Shares for its own account, for investment and without any view to resale or distribution of the Shares or any portion thereof in violation of federal or state securities laws.
3.3.	Approvals; Filings.  Except as set forth on Schedule 3.3, Buyer is not required to obtain any approval, consent, or authorization of, or to make any declaration or filing with, any Government or any other third party for the valid execution and delivery of this Agreement or any other agreement to be delivered hereunder, the purchase and sale of the Shares, or the performance or consummation of the respective transactions contemplated hereby or thereby.
3.4.	No Conflict.  Buyer's execution and delivery of this Agreement, the performance of its obligations hereunder and the consummation of the transactions contemplated hereby will not (a) violate any Law or the provisions of any Government permit, franchise, or license; (b) violate any provision of its articles of incorporation or its bylaws; or (c) result in a default, breach or violation, or cause the acceleration of any obligation or the creation of any lien under any Contract to which Buyer is a party or by which any of its assets or properties may be bound.
3.5.	Litigation.  There is no Action pending or, to the knowledge of Buyer, threatened against Buyer or involving its business, any of its Property, or, in connection with its business, any of its shareholders, directors, officers, agents, or other personnel challenging, enjoining, or preventing this Agreement or the consummation of the transactions contemplated hereby.
3.6.	Brokers; Finders.  Except as set forth on Schedule 3.6, no finder, broker, agent, or other intermediary, acting on behalf of Buyer, is entitled to a commission, fee, or other compensation or obligation in connection with the negotiation or consummation of this Agreement or any of the transactions contemplated hereby. Buyer will be solely responsible for any and all items, including indemnification obligations, set forth on Schedule 3.6.
3.7.	Buyer's Reliance.  In entering into this Agreement and consummating the transactions contemplated hereby, Buyer has relied solely on the written representations, warranties and Schedules of Seller contained in this
Agreement or in any document delivered to Buyer by Seller pursuant to Article
II or IV and on Buyer's examination of the Bank, and has not relied on any other information provided by Seller.
3.8.	Buyer's Examination.  Buyer and its representatives have received or been given access to all of the information described or referred to in this Agreement and all other information requested by any of them, including, without limitation, the minute books of the Bank, the Call Report, the Tax Returns, the Contracts, the plans and agreements listed on Schedule 2.14 and the  Closing Balance Sheet as of the date thereof.  Buyer and its representatives have been afforded the opportunity to meet with, ask questions of and receive answers from Seller in connection with the determination by
Buyer to enter into this Agreement and consummate the transactions contemplated hereby, and all such questions were answered to the full satisfaction of Buyer.
3.9.	Financing.  Buyer has and, at the Closing, Buyer will have, all funds necessary to pay the Purchase Price and related fees and expenses and has, and as of the Closing with have, the financial capacity to perform all of its other obligations under this Agreement.
ARTICLE IV
CONDITIONS TO BUYER'S OBLIGATIONS
The obligations of Buyer at Closing shall be subject to the satisfaction at or prior to Closing of each of the following conditions (unless waived in writing by Buyer in its sole discretion):
4.1.	Representations and Warranties.  Seller's representations and warranties set forth in Article II shall have been true and correct in all material respects on the Closing Date as though such representations and warranties were made at and as of such date and time; provided, however, that for purposes of determining satisfaction of this condition, no breaches of any representations or warranties of the Seller shall be deemed to have been "material" unless such breaches, in the aggregate, would result in excess of $45,000.
4.2.	Performance of Agreement.  Seller and the Bank shall have fully performed and complied with all covenants, conditions, and other obligations under this Agreement to be performed or complied with by them at or prior to Closing.
4.3.	No Adverse Proceeding.  No Action shall have been instituted and remain pending before a grand jury or court or other Government entity, and no statute, rule, regulation executive order or decree shall have been promulgated by any Government entity, in any case (a) for the purpose of enjoining or preventing the consummation of this Agreement or any of the transactions contemplated hereby, (b) which claims that this Agreement, such transactions, or their consummation, is illegal, or makes them illegal otherwise materially restricts consummation of the transactions contemplated by this Agreement.
4.4.	Approvals.  Buyer shall have obtained all required consents and approvals and all waiting periods required by Law shall have expired, including the approval of the Department to the acquisition of control of the Bank, including the transfer of the Industrial Loan Corporation Charter (the "Charter") and the approval (or non-objection to the filing of the notice of change of control within the applicable notice period) of the FDIC to the transfer of control of the Bank.
4.5.	Certificate.  Seller shall have delivered to Buyer at Closing a certificate executed by an officer of Seller, dated the Closing Date, to the effect that the conditions set forth in Sections 4.1 and 4.2 have been satisfied.
4.6.	Resolutions.  The Board of Directors of Seller and H & R Block, Inc.
shall each have approved the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby on or before January 31, 1998, and Buyer shall have received from Seller certified copies of resolutions duly adopted by the Board of Directors of Seller authorizing the execution and performance of this Agreement and the other documents contemplated hereby and the consummation of the transactions contemplated hereby or thereby.

4.7.	Legal Opinion.  Buyer shall have received from Seller's counsel (which may be in-house counsel of Seller) a legal opinion addressed to Buyer, with standard and customary exceptions and qualifications reasonably satisfactory to Buyer's counsel,  to the following effect:
(a)	The Bank is duly organized, validly existing and in good standing and has the full corporate power to carry on its business as it is now being conducted;
(b)	Seller has the corporate power and authority to execute and deliver, and to perform and observe the provisions of, the Agreement.
(c)	The Agreement has been duly authorized, executed and delivered by the
Seller and is enforceable against the Seller in accordance with its terms.
(d)	No registration with, consent or approval of, notice to, or other action by, any governmental entity is required on the part of Seller for the execution, delivery or performance by Seller of the Agreement, or if required, such registration has been made, such consent or approval has been obtained, such notice has been given or such other appropriate action has been taken.
(e)	The execution, delivery and performance of the Agreement by Seller are not in violation of Seller's Articles and Bylaws.
(f)	The authorized capital stock of Bank is 100,000,000 shares of common stock, par value $.10 per share.  At the Closing, 1,500,000 shares are issued and outstanding, and all issued and outstanding shares are duly authorized, validly issued, fully paid and nonassessable.
(g)	To the actual knowledge of such counsel,
(i)	there are no outstanding subscriptions, options, warrants, rights, convertible securities or other agreements of any character relating to the issued or unissued capital stock or other securities of the Bank obligating the Bank to issue, deliver or sell, or to cause to be issued, delivered or sold, additional shares of the capital stock of the Bank or obligating the
Bank to grant, extent or enter into any subscription, option, warrant, right convertible security or other similar agreement or commitment, of capital stock of Bank are subject to any preemptive rights, and
(ii)	there are no outstanding contractual obligations of the Bank to repurchase, redeem or otherwise acquire any outstanding shares of its capital stock, and there are no outstanding stock appreciation rights granted by the
Bank with respect thereto.
4.8.	No Banking Moratorium.  There shall not have occurred any general banking or economic crisis, natural disaster, or general banking moratorium or general suspension of payments in respect of banks in Utah or the United States.
4.9.	Directors and Officers.  Arrangements reasonably satisfactory to Buyer shall have been made with the current directors, officers and employees
(other than Karie Newton ) of Bank to stay on after the Closing to ensure the continuing integrity of operations.
4.10.	Termination of Amended and Restated Operating and Regulatory Compliance
Agreement. The Amended and Restated Operating and Regulatory Compliance Agreement dated as of December 9, 1997, by and among Seller, Bank and H&R
Block, Inc. shall have been terminated with Bank having no further obligations under such agreement after the Closing.
ARTICLE V
CONDITIONS TO SELLER'S OBLIGATIONS
The obligations of Seller at Closing shall be subject to the satisfaction at or prior to the Closing of the following conditions (unless waived in writing by Seller in its sole discretion):
5.1	Representations and Warranties.  Buyer's representations and warranties set forth in Article III shall have been true and correct in all material respects on the Closing Date as though such representations and warranties were made at and as of such date and time; provided, however, that for purposes of determining satisfaction of this condition, no breaches of any representations or warranties of the Buyer shall be deemed to have been "material" unless such breaches, in the aggregate, would result in damages to the Seller in excess of $45,000.
5.2	Performance of Agreement.  Buyer shall have fully performed and complied with all covenants, conditions, and other obligations under this Agreement to be performed or complied with by it at or prior to the Closing.
5.3	Approvals.  Buyer shall have obtained all required consents and approvals and all waiting periods required by Law shall have expired, including the approval (or non-objection to the filing of the notice of change of control within the applicable notice period) of the Department and the FDIC. Buyer shall have delivered to Seller at Closing a copy of the Order issued by the Department authorizing the acquisition of control of the Bank by Buyer and written evidence of approval (or non-objection to the filing of the notice of change of control within the applicable notice period) by the FDIC of acquisition of control of the Bank by Buyer.

5.4	No Adverse Proceeding.   No Action shall have been instituted and remain
pending before a grand jury or court or other Government entity, and no statute, rule, regulation executive order or decree shall have been promulgated by any Government entity, in any case (a) for the purpose of enjoining or preventing the consummation of this Agreement or any of the transactions contemplated hereby, (b) which claims that this Agreement, such transactions, or their consummation, is illegal, or makes them illegal or
(c) which otherwise materially restricts consummation of the transactions contemplated by this Agreement.
5.5	Certificate.  Buyer shall have delivered to Seller at Closing a certificate of Buyer executed by an officer of Buyer, dated the Closing Date, to the effect that the conditions set forth in Sections 5.1 and 5.2 have been satisfied.
5.6	Resolutions.  Seller shall have received from Buyer certified copies of resolutions duly adopted by the Board of Directors of Buyer authorizing the execution and performance of this Agreement and the other documents contemplated hereby and the consummation of the transactions contemplated hereby or thereby.
5.7	No Banking Moratorium.   There shall not have occurred any general
banking or economic crisis, natural disaster, or general banking moratorium or general suspension of payments in respect of banks in Utah or the United
States.
5.8	Board Approval.  The Boards of Directors of Seller and H & R Block, Inc.
shall each have approved the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby.
ARTICLE VI
COVENANTS OF THE PARTIES
6.1.	Conduct of Business Before Closing.  Until the Closing, and except for those transactions contemplated by Section 6.9 hereof, Seller shall (a) cause the Bank to operate in the ordinary course of business and (b) not permit the
Bank to, without the prior written consent of Buyer:
(i) declare, set aside, or pay any dividend or any distribution (in cash or in kind) to any shareholder of the Bank with respect to any securities of the
Bank, or make any direct or indirect redemption, purchase, or other acquisition by the Bank of any of its securities;
(ii) enter into, modify or terminate any employment agreement or any agreement, arrangement, plan or policy that involves any pension, retirement, profit sharing, or deferred compensation, bonus, stock option, stock purchase, health, welfare or incentive plan ("Plan") or increase the compensation or other remuneration payable to or for the benefit of or committed to be paid to or for the benefit of any shareholder, director, officer, agent, or employee of the Bank, or increase any benefits granted under any Plan of any such shareholder, director, officer, agent, or employee;
(iii)  enter into or carry out any transaction other than in the ordinary course of business;
(iv) borrow or incur any other indebtedness, contingent or other, (except in the ordinary course of business) or endorse, assume, or guarantee payment or performance of any loan or obligation of any other person or entity;
(v) change its methods of doing business or of accounting;
(vi) grant any mortgage, security interest, or other encumbrance with respect to the Property;
(vii) sell, lease, or dispose of, or agree to sell, lease, or dispose of, any of its Property other than in arm's-length sales, leases, or dispositions in the ordinary course of business to persons other than Affiliates of Seller or the Bank;
(viii) modify or terminate any Contract set forth on Schedule 2.11 or any material term thereof;
(ix) purchase any capital assets in excess of $5,000;
(x) make any loan or advance to any person or entity except for loans and advances made in the ordinary course of business; or
(xi) enter into any binding commitment or agreement to do any of the foregoing items (i) through (x).
Notwithstanding the above, nothing herein shall be construed as prohibiting the Bank from selling its credit card receivables portfolio to any party, including Seller or an Affiliate of Seller.
6.2.	Access to Records.
(a)	Until the Closing, Seller shall cause the Bank to afford to authorized representatives of Buyer access during normal business hours to such books, records, and data of the Bank as Buyer may reasonably request; provided that
(i) such investigation will not unreasonably interfere with the operations of the Bank, (ii) such access is only upon no less than 48 hours prior notice to
Seller, and (iii) the provision of such information will not violate any Law or Contract.
(b)	From and after the Closing, Buyer shall cause the Bank to afford to authorized representatives of Seller reasonable access during normal business hours to such books, records, and data of the Bank as the Seller may reasonably require to prosecute or defend any litigation or investigation by
Government (including without limitation tax audits); provided that Seller shall reimburse Buyer for all expenses and costs incurred in connection therewith.
6.3.	Application to Transfer Charter.  Within 45 days after the date of this
Agreement, Buyer shall file with the Department a "section 7-1-705
Application for Acquisition of Control" and such other supporting documents as may be requested or required requesting approval to acquire the Charter of the Bank from Seller.  Within 45 days after the date of this Agreement, Buyer shall file with the FDIC an "Interagency Notice of Change in Control," as
required by the Change in Bank Control Act, as amended (12 U.S.C. 1817(j) and such other supporting documents as may be requested or required, including an
"Interagency Biographical and Financial Report" for each person named in the
Notice.  Buyer shall provide copies of the nonconfidential portions of the
Application and Notice to Seller for its approval prior to their filing, which approval shall not be unreasonably withheld.  For purposes of this
Section, the term "nonconfidential portions" means those portions that would be exempt from disclosure to the public pursuant to the Freedom of
Information Act (5 U.S.C. section 552(b)).
6.4.	Confidentiality.  Neither Party to this Agreement shall make any public disclosure of the terms hereof or the transactions contemplated hereby without the prior written consent of the other Party, except as required by law.  Buyer and Seller have entered into a Confidentiality Agreement dated
December 5, 1997 (the "Confidentiality Agreement").  The Confidentiality
Agreement shall survive the termination of this Agreement or the Closing in accordance with the terms thereof.
6.5.	Further Assurances.  From and after the Closing, the Parties shall do such acts and execute such documents and instruments as may be reasonably required to make effective the transactions contemplated hereby.
6.6.	Employee
s.  Upon the Closing and for six months thereafter, Buyer shall cause the Bank to provide to active employees of the Bank terms and conditions of employment, including compensation and benefits, which are substantially comparable (with the exception of the availability of stock options) in the aggregate with respect to all such employees as pertained to them on the day immediately preceding the Closing Date.  If any employees of the Bank are on leave (including medical, maternity, disability, or family leave) on the Closing Date.  Buyer shall cause the Bank to recall or reinstate such employees in accordance with Law and the leave policy of the Bank which is in effect on the date of this Agreement.
6.7.	Insurance.  Until the Closing, Seller shall cause the Bank to maintain:
(i) general comprehensive liability, fidelity, errors and omission and directors' and officers' liability insurance against such risks as are customarily insured against by companies similar to the Bank and in at least such amounts as are usually carried by persons engaged in the same or a similar business, and (ii) insurance as required by law or under any agreement to which the Bank is a party; provided that such insurance will er the Closing, Seller shall cooperate with Buyer to make available to the
Bank the benefit of any applicable insurance carried by Seller or Bank covering occurrences on or prior to the Closing. Except as provided above, from and after the Closing, Buyer shall be responsible for obtaining such insurance on its own.
6.8.	No Solicitation.  Unless and until this Agreement has been terminated,
Seller will not, and will cause its officers, directors, employees, representatives and agents not to, directly or indirectly (i) disclose (other than to Buyer and its authorized representatives) any information concerning the business or affairs of the Bank which is not either customarily disclosed in the ordinary course of business or required to be disclosed under applicable law; (ii) solicit, initiate discussions with respect to or encourage any offer by any person for the acquisition of the Bank or provide any information to any person in connection with or negotiate, accept, facilitate, recommend or enter into any agreement relating to any such offer or agreement, or (iii) agree to do any of the foregoing.
6.9.	Restructuring of the Bank.  On or before the Closing, Seller shall purchase or otherwise transfer out of the Bank all assets which do not appear on the Closing Balance Sheet, and shall pay off or assume all liabilities which do not appear on the Closing Balance Sheet and shall otherwise engage in such transactions as it reasonably requires or finds convenient to cause the balance sheet of the Bank at the Closing to conform in all material respects to the Closing Balance Sheet.
6.10.	Board Approval.  The Seller hereby agrees that it will present to its
Board of Directors and to the Board of Directors of H & R Block, Inc., with a favorable recommendation, the terms and conditions of this Agreement and that it will use its best efforts to obtain the approval of both Boards of
Directors to the execution and delivery of this Agreement and to the consummation of the transactions contemplated hereby; provided, however, that nothing contained in this Section 6.10 shall be deemed to be a guaranty that such approval will be obtained, and Seller shall have no liability for the failure to obtain such approval except as specifically provided in Section 7.9.
6.11.	Termination of Amended and Restated Operating and Regulatory Compliance
Agreement.  The Seller hereby agrees that it will cause the termination at or prior to the Closing of the Amended and Restated Operating and Regulatory
Compliance Agreement dated as of December 9, 1997, by and among Seller, Bank and H&R Block, Inc., with Bank having no further obligations under such agreement after the Closing.
6.12.	Tax Covenants.
(a)	Seller shall duly file or cause to be filed all Federal and state Tax
Returns required to be filed with the appropriate Government entity by or with respect to the Bank for any periods, or portions thereof, through and including the Closing Date, and will pay or cause to be paid any Tax with respect to such periods required to be paid by the Bank.  No later than thirty (30) days following any such Tax payment by or on behalf of Seller,
Seller shall send to Bank an invoice in the amount of such payment a ause the Bank to pay) the invoiced amount to Seller within thirty (30) days of the date of any such invoice.  Notwithstanding the foregoing, Buyer shall not be obligated to make any payment to Seller under this Section 6.12 to the extent that the aggregate of all such payments to Seller would exceed the amount shown as an accrued tax payable to H&R Block, Inc. on the Closing
Balance Sheet.
(b)	Buyer will prepare and timely file, or cause the Bank to prepare and timely file, at the Buyer's expense, all required Tax returns and reports of
Taxes due by the Bank after the Closing Date for any period which begins and ends after the Closing Date.  The Buyer or Bank shall timely pay any unpaid liability for Taxes owing by the Bank reflected on each return and report prepared by it.
ARTICLE VII
MISCELLANEOUS PROVISIONS
7.1.	Limitations on Survival of Representations and Warranties;
Indemnification.
(a)	The representations and warranties in this Agreement or in any instrument delivered pursuant to this Agreement shall survive the Closing Date for a period of one year, except that the representations and warranties contained in Section 2.7 shall survive the Closing Date for the applicable statute of limitations period; provided, however, that this Section 7.1 shall not limit any covenant or agreement of the Parties that by its terms contemplates performance after the Closing Date.
(b)	Seller shall indemnify, defend and hold harmless Buyer and Bank and the officers, directors, employees and agents of each of them  (collectively, the
"Buyer Indemnitees") against any and all losses, claims, damages or liabilities and actions, and any reasonable legal or other expenses or costs incurred by Buyer Indemnitees in connection with investigating or defending any such loss, claim, damage, liability or action (regardless of whether an action or claim has been filed or asserted) arising from or with respect to
(i) inaccuracy in any representation or warranty made by Seller under this
Agreement; (ii) any breach by Seller of this Agreement; or (iii) any claim asserted against any Buyer Indemnitee based on any act, omission, event, occurrence or condition relating to the business or operation of the Bank arising prior to the Closing and not disclosed or required to be disclosed pursuant to Section 2.6 of this Agreement ("Buyer Indemnified Losses").
(c)	Buyer shall indemnify, defend and hold harmless Seller and the officers, directors, employees and agents of Seller (collectively, the "Seller
Indemnitees") against any and all losses, claims, damages or liabilities and actions, and any reasonable legal or other expenses or costs incurred by
Seller Indemnitees in connection with investigating or defending any such loss, claim, damage, liability or action (regardless of whether an action or claim has been filed or asserted) arising from or with respect to epresentation or warranty made by Buyer under this Agreement; (ii) any breach by Buyer of this Agreement; or (iii) any claim asserted against any Seller
Indemnitee based on any act, omission, event, occurrence or condition relating to the business or operation of the Bank arising after the Closing
("Seller Indemnified Losses").
(d)	Any party seeking indemnification pursuant to this Section 7.1 for an inaccuracy of a representation or warranty made under this Agreement shall be required to make its claim within one year from the date hereof (except for claims for indemnification for any inaccuracy of the representation and warranty made in Section 2.7, which claim may be made within the applicable statute of limitations), and any indemnification sought by a Party by reason of the assertion of a claim against such Party by a third-party shall be pursued in accordance with the following procedure:
	(i)	If there is asserted by a third party any claim, liability or obligation
(a "Claim") against a Buyer Indemnitee or a Seller Indemnitee (an
"Indemnitee") that in the judgment of the Indemnitee may give rise to any
Buyer Indemnified Losses or Seller Indemnified Losses ("Indemnified Losses")
or if the Indemnitee determines the existence of a Claim (whether or not asserted), the Indemnitee shall give the party from whom indemnification is sought (the "Indemnitor") notice within 30 days of assertion of any Claim or within 10 days of receipt of notice of the filing of any lawsuit based upon such assertion (or with respect to a Claim not yet asserted, promptly upon the determination by Indemnitee ofthe existence of the same).  The notice shall describe the Claim in reasonable detail and shall include the amount
(estimated if necessary) of the related Indemnified Loss.
Failure by the Indemnitee to give timely notice pursuant to this paragraph shall not relieve the Indemnitor of its obligation except to the extent that the Indemnitor is actually and materially prejudiced by such failure to give timely notice.
(ii)	The Indemnitee shall permit the Indemnitor to assume the defense of such
Claim and any litigation resulting therefrom upon receipt by the Indemnitee of the Indemnitor's written agreement to assume the defense of all claims or
counts of such Claim.   After giving such notice of assumption, the
Indemnitor shall not be liable under this Agreement for any legal or other expenses subsequently incurred by the Indemnitee in connection with such defense but the Indemnitor shall be responsible for all such expenses (as provided herein) incurred by the Indemnitee in connection with the Claim prior to such assumption.  Notwithstanding the foregoing, any indemnitee shall be entitled to conduct its own defense at the cost and expense of the Indemnitor if the Indemnitee can establish, by reasonable evidence, that the conduct of its defense by the Indemnitor would reasonably be likely to prejudice materially the Indemnitee due to the nature of any claims or counterclaims presented or by virtue of a conflict between the interest of the Indemnitee and the Indemnitor, and provided further that in any event the Indemnitee may participate in such defense at its own expense.  Counsel selected by the
Indemnitor or by the Indemnitee to defend any Claim shall be subject to the reasonable approval of the other party.  If the Indemnitor fails to assume the defense of any such Claim as provided above within a reasonable time after due notice has been given of a Claim, then until such time as the Indemnitor shall make such assumption, the Indemnitee shall have the right to prosecute and conduct its own defense by counsel of its choice, and in connection therewith shall have full right to conduct the defense thereof and to enter into any compromise or settlement thereof; provided, however, that Indemnitee shall not consent to the entry of any judgment or decree or consent to the terms of any compromise or settlement of any Claim or litigation defended by
Indemnitee in accordance herewith without the prior written consent of the
Indemnitor, which consent will not be unreasonably withheld or delayed.  Such defense shall be at the cost and expense of the Indemnitor if the Indemnitor subsequently assumes such defense as provided above, or if it is subsequently determined that the Indemnitor is or was obligated to defend or indemnify the
Indemnitee with respect to such Claim.
(iii)	The Indemnitor shall not, without the prior written consent of the
Indemnitee, consent to the terms of any compromise or settlement of any Claim or litigation defended by the Indemnitor in accordance herewith, which consent will not be unreasonably withheld or delayed.  The Indemnitor shall not, except with the prior written consent of Indemnitee, which consent will not be unreasonably withheld or delayed, consent to entry of any judgment or enter into any compromise or settlement of an action or portion of an action relating to the Indemnitee which does not include as an unconditional term thereof the giving by the claimant or plaintiff to the Indemnitee of an unconditional release in respect of such Claim or litigation.  If the
Indemnitor chooses to defend any Claim, the Indemnitee shall cooperate with the Indemnitor and make available to the Indemnitor any personnel or any books, records or other documents within its control that are necessary or appropriate for such defense.  The Indemnitor shall pay the Indemnitee's actual out-of-pocket expenses incurred in connection with such cooperation.
(e)	Notwithstanding anything to the contrary contained herein, Buyer shall not be entitled to make any claims against Seller, and Seller shall not be entitled to make any claims against Buyer,  pursuant to this Section 7.1 for indemnification or otherwise until, and only to the extent that, the aggregate amount of all such claims exceeds $45,000 (the "Threshold").
(f)	With respect to Buyer Indemnified Losses arising under an inaccuracy in
Seller's representations at Section 2.6, Seller's liability shall be limited to one hundred percent (100%) of the first $630,000 of such Buyer Indemnified
Losses, plus fifty percent (50%) of the next $2,740,000 of such Buyer
Indemnified Losses.  Notwithstanding the foregoing, with respect to Buyer
Indemnified Losses which arose from or were related to the purchase, sale, assignment or creation of any banking asset which is not retaining by the Bank at the Closing, Seller's liability for such Buyer Indemnified Losses shall not be limited by this subsection (f), except as otherwise provided in this subsection (f), an Indemnitor shall have no liability with respect to
Indemnified Losses arising under this Agreement to the extent such
Indemnified Losses exceed in the aggregate $630,000.
(g)	In determining the foregoing Threshold and in otherwise determining the amount to which Buyer or Seller is entitled to assert a claim against the other pursuant to this Section 7.1 or otherwise, only actual losses, net of all tax benefits, and no consequential or other special losses or damages, shall be considered.  All parties hereto waive any claim to exemplary or punitive damages.
(h)	Buyer acknowledges and agrees that any event, transaction, circumstance, or liability, whether contingent or accrued, for which adequate reserves have been established on the Closing Balance Sheet shall not be used at any time as the basis for a claim by Buyer or considered in any way in determining whether the Threshold has been reached.  In addition, in connection with an alleged breach of Seller's representations, warranties and covenants under this Agreement, the Buyer's damages shall be net of any reserves established on the Closing Balance Sheet in connection with the particular item or contingency in dispute.
(i)	All indemnification payments under this Section 7.1 shall be deemed to constitute adjustments to the Purchase Price.
(j)	The remedies provided in this Section 7.1 shall be the exclusive remedies of the Parties from and after the Closing Date for any breach of a representation or warranty, or nonperformance, partial or total, of any covenant or agreement contained herein.

7.2.	Notice.  All notices, requests, demands, and other communications required or permitted under this Agreement shall be in writing and shall be deemed to have been duly given and made upon being delivered either by courier or fax delivery to the Party for whom it is intended, provided, that a copy thereof is deposited, postage prepaid, certified or registered mail, return receipt requested, in the United States mail, bearing the address shown in this Section 7.2 for, or such other address as may be designated in writing hereafter by, such Party:
If to Buyer:
Praxis Investment Advisors
1620 L Street NW, Suite 1210
Washington, D.C.  20036
Attention:  Andrew S. Winokur
Phone:   (202) 463-3516
Fax:  (202) 955-6070
With a copy to:
Morrison & Foerster LLP
555 West Fifth Street, Suite 3500
Los Angeles, California 90013
Attention:  Henry M. Fields
Phone:  (213) 892-5275
Fax:  (213) 892-5454
If to Seller:
Block Financial Corporation
4400 Main Street
Kansas City, Missouri  64111
Attention:  John R. Cox, Esq.
Phone:  (816) 932-4919
Fax:  (816) 932-8489
7.3.	Entire Agreement.  Except for the Confidentiality Agreement, this
Agreement and the Schedules hereto (which are incorporated by reference herein and made a part hereof) embody the entire agreement and understanding of the Parties with respect to the subject matter hereof, and supersede all prior and contemporaneous agreements and understandings relative to such subject matter.
7.4.	Amendment; Waiver.  This Agreement may be amended at any time by an instrument in writing signed by both Buyer and Seller.  No attempted waiver of compliance with any provision or condition hereof, or consent pursuant to this Agreement, or amendment, modification or supplement will be effective unless evidenced by an instrument in writing signed by the party against whom enforcement is sought.
7.5. Assignment; Binding Agreement. This Agreement and various rights and obligations arising hereunder shall inure to the benefit of and be binding upon Buyer, its successors, and permitted assigns and Seller, its successors, and permitted assigns. Neither this Agreement nor any of the rights, interests, or obligations hereunder shall be transferred, delegated, or assigned (by either of the Parties without the prior written consent of the other Party (which consent shall not be unreasonably withheld); provided, that Buyer may assign its rights hereunder to an affiliate, principal or client as long as Buyer remains fully liable for the performance of Buyer's and any such assignee's obligations hereunder.
7.6.	Counterparts.  This Agreement may be executed in multiple counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.
7.7.	Headings; Interpretation.  The article and section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of the Agreement. Each reference in this Agreement to an Article, Section, or Schedule, unless otherwise indicated, shall mean an Article or a Section of this Agreement or a Schedule attached to this Agreement, respectively.  References herein to "days", unless otherwise indicated, are to consecutive calendar days. The parties have participated jointly in the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the Parties and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any of the provisions of this Agreement. Any reference to any federal, state, local or foreign statute or law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires othersies.  As used in this Agreement, knowledge of any person of or with respect to any matter means that such person (if a natural person) or any of the officers, directors, and senior management of such person (if not a natural person) has actual awareness or knowledge of such matter, without independent inquiry. Any matter disclosed in a Schedule hereto shall be deemed to be disclosed in all Schedules where such matter is required to be disclosed, regardless of whether such matter is specifically cross-referenced. The disclosure of any matter in a Schedule is not to be deemed an indication that such matter is material.
7.8.  Expenses.  Each Party shall pay all costs and expenses incurred on behalf of itself in connection with the negotiation, preparation and execution of this Agreement and the consummation of the transaactions contemplated hereby, including, without limitation, fees and expenses of attorneys and accountants.
7.9.  Termination of the Agreement.  This Agreement may be terminated (i) by the mutual agreement of the parties hereto at any time prior to the Closing Date, or (ii) by a Party, by written notice to the other Party in the manner provided herein, without further liability or obligation except as provided in this Section 7.9, if (a) such Party is not in breach or violation hereof and (b) the conditions to such Party's obligations at Closing have not been or cannot be satisfied on or before June 30, 1998 (unless such failure results primarily from such Party's breach of any of its representations, warranties or covenants contained in this Agreement); provided, however, that if the Closing has not occurred by June 30, 1998 as a result of a delay in the receipt of regulatory approvals, each Party shall have the unilateral right, if there exists a reasonable basis to believe that such regulatory approvals are likely to be received during such extension, to extend such deadline by sixty (60) days by giving written notice to the other Party prior to 5:00 p.m. (Mountain time) on June 15, 1998, which notice shall specify the basis for such Party's belief that regulatory approvals are likely to be received during such extension. Notwithstanding anything to the contrary contained herein, (i) in the event this Agreement is terminated for any reason (other than lack of satisfaction of the conditions to Closing set forth in Sections 4.1, 4.2, 4.5, 4.6, 4.7 or 4.9), on the date of such termination (the "Termination Date"), Buyer shall pay to Seller an amount equal to the product of (a) $3,000 per day, and (b) the number of days elapsed from the earlier of the date of this Agreement and January 1, 1998, to (and including) the Termination Date; and (ii) in the event this Agreement is terminated by Buyer on or before February 15, 1998 by reason of failure by Buyer to comply with the condition set forth in Section 4.6, Seller shall pay to Buyer an amount equal to any reasonable out-of-pocket expenses actually incurred by Buyer, including reasonable attorneys' and consultants' fees, in connection with the preparation and negotiation of, and the transactions contemplated by, this Agreement, and all diligence and investigation conducted in connection therewith.
7.10.	Remedies Cumulative.  All rights and remedies of the Parties under this
Agreement are cumulative and without prejudice to any other rights or remedies under Law.
7.11.	Governing Law.  This Agreement shall in all respects be construed in accordance with and governed by the substantive laws of the State of Utah, without reference to its choice of law rules. In the event any dispute arises out of this Agreement or any of the transactions contemplated by this Agreement, each of the parties hereto (a) consents to submit itself to the personal jurisdiction of any Federal Court located in the State of Utah or any Utah State court, and (b) agrees that it will not initiate any action in any court other than a Federal court in the State of Utah or a Utah State court.
7.12.	No Third Party Beneficiaries.  Nothing contained in this Agreement, express or implied, is intended to confer upon any person other than the parties hereto, and their successors in interest and permitted assignees, any rights or remedies under or by reason of this Agreement unless expressly so stated.
[the next page is the signature page]

IN WITNESS WHEREOF, each of the Parties has caused this Agreement to be executed as of the date first above written.
BUYER:

PRAXIS INVESTMENT ADVISORS


By: /s/ Andrew Winokur

Name: Andrew Winokur

Title: 100% owner/CEO


SELLER

BLOCK FINANCIAL CORPORATION

By: /s/ Bret G. Wilson

Name: Bret G. Wilson

Title: Vice President

                                                                   Exhibit 2

               SUBSCRIPTION AND STOCKHOLDERS AGREEMENT


AGREEMENT, dated as of August 31, 1998, among Andrew Winokur ("AW"), whose address is P. O. Box 383, Calistoga, California 94515, Rose's International, Inc., a Delaware corporation ("Rose's" and, collectively with AW and any other person or entity that becomes a party hereto, the "Stockholders"), the address of which is 150 East 52nd Street, New York, New York 10022, WebBank Corporation, a Utah industrial loan corporation (the "Bank"), the address of which is 136 Haber Avenue, Suite 209, Park City, Utah 84060, Praxis Investment Advisors, Inc., a Delaware corporation ("Praxis"), the address of which is 1308 Main Street, Suite 112, Saint Helena, California 94574, and Rose's Holdings, Inc., a Delaware corporation ("Holdings"), the address of which is 150 East 52nd Street, New York, New York 10022.
                    	W I T N E S S E T H :

WHEREAS, AW and Rose's have accepted the assignment (the "Assignment") from Praxis Investment Advisers, a Nevada limited liability company ("PIA"), of a stock purchase agreement, dated January 20, 1998 (the "Purchase Agreement"), between PIA and Block Financial Corporation ("Block"), relating to the purchase by PIA of all of the issued and outstanding common stock of the Bank ("Bank Common Stock");

WHEREAS, upon the consummation of the Purchase Agreement, AW and Rose's desire to subscribe for all of the issued and outstanding Common Stock, par value $.01 per share (the "Praxis Common Stock"), of Praxis;
WHEREAS, the parties wish to provide certain restrictions which the parties agree are reasonable on the disposition by AW of his Stock of the Bank and
Stock of Praxis (as hereinafter defined), and certain rights of Rose's and
Holdings to purchase from AW his shares of Stock of the Bank and certain rights of Rose's to purchase from AW his shares of Stock of Praxis under certain circumstances;
WHEREAS, Praxis and AW have entered into an employment agreement (the
"Employment Agreement") and the Stockholders wish to agree as to certain matters relating to the Employment Agreement; and
WHEREAS, Rose's AW and Praxis have entered into a management agreement (the
"Management Agreement") under which Praxis has agreed to provide to the
Stockholders certain services relating to the Bank;
NOW, THEREFORE, in consideration of the foregoing, and the mutual agreements and covenants contained herein, the parties hereto agree as follows:
1.	Definitions.For purposes of this Agreement, the following terms shall have the meanings indicated:"Appraised Value" shall mean the value of the Stock of the Bank owned by AW as of the Valuation Date, with reference to the Valuation and reflecting the compensation payable to AW under the Employment Agreement as a result of the Valuation, as determined by the investment bank retained to perform the Valuation.
"Dispose Of" shall mean to sell, assign, pledge, hypothecate, grant an option with respect to, or otherwise transfer or encumber.
"Permitted Transfer" shall mean a transfer of Stock of the Bank or Stock of
Praxis (a) by AW to his (i) parent, sibling, spouse, lineal descendant, or a trust for the benefit of any of the foregoing or (ii) personal representative or estate, provided in each case the transferee becomes a party to this
Agreement in accordance with Section 5 hereof, and (b) by AW to Rose's, the
Bank or Praxis.
"Permitted Transferee" shall mean a person who receives Stock of the Bank or
Stock of Praxis from AW in a Permitted Transfer.
"Pro Rata Portion" shall mean, as to a Stockholder, that portion of an obligation or benefit which is equal to the percentage determined by dividing
(i) the number of shares of Bank Common Stock owned by such Stockholder by
(ii) the total  number of shares of Bank Common Stock owned by all Stockholders.
"Securities Act" shall mean the Securities Act of 1933, as amended.
"Stock of the Bank" shall mean Bank Common Stock, any other capital stock or other security of the Bank, or any option, warrant or other right exercisable for, or convertible into, Bank Common Stock or other capital stock or securities of the Bank.
"Stock of Praxis" shall mean Praxis Common Stock, any other capital stock or other security of Praxis, or any option, warrant or other right exercisable for, or convertible into, Praxis Common Stock or other capital stock or securities of Praxis.
"Valuation" shall have the meaning set forth in the Employment Agreement.
2.	Purchase by AW.Subject to the terms and  conditions of this Agreement, AW hereby agrees:  (a) pursuant to the Assignment, to pay to Block $___________
and to receive therefor 100,000 shares of Bank Common Stock, representing 10% of the Common Stock being purchased from Block thereunder and (b) to purchase from Praxis, for $___________, and Praxis hereby agrees to sell to AW, 10 shares of Praxis Common Stock.
3.	Purchase by Rose's.Subject to the terms and  conditions of this Agreement,
Rose's hereby agrees:  (a) pursuant to the Assignment, to pay to Block $_____
and to receive therefor 900,000 shares of Bank Common Stock, representing 90%
of the Common Stock being purchased from Block thereunder and (b) to purchase from Praxis, for $________, and Praxis hereby agrees to sell to Rose's, 90 shares of Praxis Common Stock.
4.	Payment.Subject to the terms and conditions of this Agreement, upon the date of the consummation of the transactions (the "Closing") contemplated in the Purchase Agreement, pursuant to the Assignment whereby the rights of PIA under the Purchase Agreement, or will be at the Closing, assigned to AW and
Rose's, (a) AW shall pay, by certified check or wire transfer, (i) to Block, the full amount of the purchase price described in Section 2(a) and (ii) to
Praxis, the full amount of the purchase price of the Praxis Common Stock being purchased by him hereunder, and (b) Rose's shall pay, by certified check or wire transfer, (i) to Block, the full amount of the purchase price described in Section 3(a) and (ii) to Praxis, the full amount of the Praxis Common
Stock being purchased by it hereunder; provided, however that funds previously advanced by AW and Rose's (or its parent, Rose's Holdings, Inc.
("Holdings")) with respect to the potential acquisition of the Bank
(as previously documented to the satisfaction of the parties hereto and as hereto), shall be deemed to be a credit to, and deducted from, the purchase price of the Praxis Common Stock purchased hereunder.  The closing of such purchases and sales of the Bank Common Stock and the Praxis Common Stock hereunder shall take place at the offices of the Bank, Park City, Utah.
5.	Restrictions on Transfer. (a)	Subject to Section 5(b), AW shall not
Dispose Of any Stock of the Bank or Stock of Praxis, except (i) in a
Permitted Transfer, provided that the Permitted Transferee becomes a party to this Agreement (by executing and delivering to the parties hereto a copy of this Agreement or an agreement to be bound hereby) and the Management
Agreement simultaneously with such Permitted Transfer and thereupon and thereafter such Permitted Transferee shall be deemed to have identical rights and obligtions hereunder as a successor to AW or (ii)in accordance with
Section 6 hereof.  Any other attempt by AW to Dispose of Stock of the Bank or
Stock of Praxis shall be null and void.
(b)	Any attempt by AW or any subsequent transferee of AW (including a
Permitted Transferee or a person or entity receiving Stock of the Bank or
Stock of Praxis pursuant to Section 6 or their transferees) to Dispose Of
Stock of the Bank or Stock of Praxis shall be null and void, unless such transferee becomes a party to this Agreement (other than Sections 5(a) and
6), by executing and delivering to the parties hereto a copy of this
Agreement or an agreement to be bound hereby, and the Management Agreement simultaneously with such transfer and thereupon and thereafter such transferee shall be deemed to have identical rights and obligations hereunder as a successor to AW.
6.	Right of First Refusal.(a)	If AW or a successor to AW pursuant to
Section 5 or 6 (a "Selling Stockholder") desires to sell Stock of the Bank
("Offered Bank Shares") or Stock of Praxis ("Offered Praxis Shares") to any
person other than a Permitted Transferee (a "Prospective Buyer"), he shall give written notice thereof (an "Offering Notice") to Rose's.  The Offering
Notice shall include a copy of the offer from the Prospective Buyer (which shall be a bona fide offer and shall include reasonable evidence of the offer from the Prospective Buyer (which shall be a bona fide offer and shall include reasonable evidence of the Prospective Buyer's ability to pay for the Offered
Bank Shares or Offered Praxis Shares) and shall state (i) the number of
Offered Bank Shares or Offered Praxis Shares proposed to be sold to the
Prospective Buyer, (ii) the name and address of the Prospective Buyer and
(iii) the price per Offered Bank Share or Offered Praxis Share (which shall be payable in cash) at which the Selling Stockholder proposes to sell the
Offered Shares to the Prospective Buyer.
(b)	Rose's shall have the irrevocable option, but not the obligation, to purchase from the Selling Stockholder all, but not less than all, of the
Offered Bank Shares or the Offered Praxis Shares on the same terms and conditions offered by the Prospective Buyer; provided, however, that Rose's shall not be required to pay for the Offered Bank Shares or the Offered
Praxis Shares earlier than 60 days after the receipt by Rose's of the
Offering Notice.  To exercise such option, Rose's shall, within 30 days after
e the Offered Bank Shares or the Offered Praxis Shares at the per share purchase price and other terms specified in the Offering Notice (subject to the proviso contained in the first sentence of this Section 6(b)).  The exercise of such option and the purchase and sale of the Offered Bank Shares or the Offered Praxis Shares resulting from the exercise of such option shall take place at the principal offices of Rose's on the fifteenth business day following the date of delivery of the Acceptance Notice, or at such other place, on such other date, or both, as the Selling Stockholder and Rose's shall agree upon in writing (the "Closing Date").  On the Closing Date, the
Selling Stockholder shall deliver to Rose's the certificates representing the number of Offered Bank Shares or the Offered Praxis Shares in proper form for transfer with appropriate stock powers executed in blank attached and with all documentary or transfer tax stamps affixed.  By delivering such certificates, the Selling Stockholder shall be deemed to represent that Rose's will receive good title to the shares represented by such certificate(s), free and clear of all liens, security interests, pledges, charges, stockholders' agreements, voting trusts and other encumbrances of any kind.
(c)	If the Offered Bank Shares and Offered Praxis Shares are not purchased by
Rose's, the Selling Stockholder shall be free, during the 60-day period commencing on the date the option granted pursuant to this Section 6 expires unexercised, to sell or transfer all but not less than all of the Offered
Bank Shares and Offered Praxis Shares to the Prospective Buyer at a per share price and other terms which shall not be less than the price, or on more favorable terms to the Prospective Buyer, as specified in the Offering Notice, provided such Prospective buyer becomes a party to this Agreement (other than
Sections 5(a), 6 and 7 hereof) and theManagement Agreement.  After such 60-day period, the Selling Stockholder shall not Dispose of any Stock of the Bank or
Stock of Praxis except in accordance with Section 5 or this Section 6.
7.	Put and Call Options.(a)	If, pursuant to Section 8(c) of the Employment
Agreement,  Rose's shall accept the Valuation, AW shall have the irrevocable option, but not the obligation, to cause Rose's to purchase all, but not less than all, of the Stock of the Bank owned by AW at the Appraised Value thereof.  To exercise such option, AW shall, within 30 days after the date of
Rose's acceptance of the Valuation (the "Put Period"), deliver to Rose's a notice of his intention to exercise such option (a "Put Notice").  By so delivering the the Put Notice, AW shall irrevocably be committed to exercise the option to sell all of the Stock of the Bank owned by AW at the Appraised
Value thereof.  AW and Rose's agree to use their best efforts to cause the investment bank retained to perform the Valuation also to determine the
Appraised Value.
(b)	If AW does not exercise his option pursuant to Section 7(a), Holdings shall have the irrevocable option, but not the obligation, to cause AW to sell to Holdings all, but not less than all, of the Stock of the Bank owned by AW at the Appraised Value thereof.  To exercise such option, Holdings shall, within 30 days after the termination of the Put Period, deliver to AW a notice of its intention to exercise such option (a "Call Notice").  By so delivering the Call Notice, Holdings shall irrevocably be committed to exercise the option to purchase all of the Stock of the Bank owned by AW at the Appraised Value thereof.
(c) The purchase and sale of the shares resulting from the exercise of the option described in Section 7(a) or (b) shall take place at the principal offices of Rose's or Holdings (as the case may be) on the fifteenth business day following the date of delivery of the Put Notice or the Call Notice (as the case may be), or at such other place, on such other date, or both, as AW and Rose's or Holdings (as the case may be) shall agree upon in writing (the
"Option Closing Date").  On the Option Closing Date, AW shall deliver to Rose's or Holdings (as the case may be) the certificates representing the Stock of the Bank being sold by him in proper form for transfer with appropriate stock powers executed in blank attached and with all documentary or transfer tax stamps affixed.  By delivering such certificates, AW shall be deemed to represent that Rose's or Holdings (as the case may be) will receive good title to the shares represented by such certificate(s), free and clear of all liens, security interests, pledges, charges, stockholders' agreements, voting trusts and other encumbrances of any kind.  The total purchase price for the
Stock of the Bank purchased by, and sold to, Holdings pursuant to Section 7(b)
shall be payable on the Option Closing Date.  The total purchase price for the
Stock of the Bank purchased and sold pursuant to Section 7(a), with interest at the rate described below, will be payable on the first anniversary of the date of the final payment by Praxis (or Rose's pursuant to its guarantee) to
AW under Section 8(c) of the Employment Agreement.  Interest shall accrue at the following rates:

For the first six months after the Option Closing Date:	LIBOR
From six to 12 months after the Option Closing Date:		LIBOR+2%
From 12 to 18 months after the Option Closing Date:		LIBOR+4%
From 18 months until the full payment of the purchase price:	LIBOR+6%
8.	Legend.The following legend shall be noted conspicuously on all certificates representing shares of Stock of the Bank or Stock of Praxis heretofore or hereafter issued which are subject to the terms of this Agreement:"The securities represented by this certificate are subject to certain options and restrictions on transfer as provided in an agreement, dated as of August 31, 1998, among the Company and certain holders of its capital stock, a copy of which is on file with the Secretary of the Company."

9.	Tax Sharing.Praxis and the Bank will not be required to make payments to
Holdings to fund their share of the consolidated group's federal income tax liability to the extent Holdings' net operating losses carryover ("NOLs") are available to offset the taxable income produced by such corporations, and therefore the taxable income produced by such corporations does not increase the consolidated group's federal income tax liability.  In connection herewith, Rose's hereby represents to AW that Note 13 to the audited financial statements of Holdings, as of January 31, 1998 and for the fiscal year then ended, fairly presents the amount of Holdings' available NOLs as of such date.
10.	Contribution to Guarantee Obligations.If, and to the extent that, Rose's is obligated to make a payment under Section 17 of the Employment Agreement
(a "Guarantee Obligation"), Rose's shall so notify the other Stockholders and the amount of the Guarantee Obligation.  Each of the other Stockholders agrees to pay to Rose's his Pro Rata Portion of such Guarantee Obligation within three days after such notice from Rose's.
11.	Payments by AW to Rose's.Upon the sale of the Bank as contemplated by
Section 3 of the Employment Agreement, if Rose's has not received (taking into account prior distributions by the Bank and Praxis to Rose's) a
Cumulative Rate of Return (as defined in, and determined in accordance with the Employment Agreement) of 10 percent or more, AW will make a payment to
Rose's of such amount that will provide Rose's with such 10 percent
Cumulative Rate of Return; provided, however, that AW's obligation to make such payment will be limited to the amount of all prior distributions he has received as a stockholder of the Bank and Praxis and to the amount he would otherwise be entitled to receive, as a stockholder of the Bank and Praxis, from the sale of the Bank.
12.	Indemnification.Upon the sale of the Bank as contemplated by Section 3 of the Employment Agreement, if and to the extent there are indemnification obligations in connection therewith, each of the Stockholders shall be liable for such indemnification obligations in the same proportion that the net proceeds from such sale received by such Stockholder (including, in the case of AW, whether or not he is then a stockholder of the Bank, amounts received as a result of such sale pursuant to the Employment Agreement) bears to the
total net proceeds from the sale of the Bank.   Notwithstanding the foregoing,
AW's proportionate share of any liability for indemnification shall not take into account incentive compensation payable to him  if his employment under the Employment Agreement shall have terminated under Section 7(a), and Rose's shall have accepted the Valuation, as contemplated by Section 8(c) of the Employment Agreement.
13.	After Acquired Stock and Options.The provisions of this Agreement shall apply equally to any Stock of the Bank or Stock of Praxis acquired or beneficially owned by a party hereto (other than Rose's or Holdings) after the date hereof.
14.	Availability of Equitable Remedies.Since a breach of the provisions of this Agreement could not adequately be compensated by money damages, any non-breaching party shall be entitled, in addition to any other right or remedy available to him, to an injunction restraining such breach and to specific performance of any such provision of this Agreement, and in either case no bond or other security shall be required in connection therewith, and each party hereto hereby consents to such injunction and to the ordering of such specific performance.
15.	Modification.This Agreement sets forth the entire understanding of the parties hereto with respect to the subject matter hereof, supersedes all existing agreements among them concerning such subject matter, and may be modified only by a written instrument duly executed by the parties hereto.
16.	Notices.Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be either personally delivered, sent by facsimile transmission (with written confirmation of receipt), sent by overnight courier service (which obtains a written receipt evidencing delivery) or mailed by certified mail (postage prepaid, return receipt requested), to the party to whom it is to be given at the address of such party set forth in the preamble to this Agreement or, in the case of a person who becomes a party hereto after the date of this Agreement, at the address of such party set forth in his agreement to be bound by the terms of this
Agreement pursuant to Section 5 or 6 (or to such other address as such party shall have furnished in writing to the other parties hereto in accordance with the provisions of this Section 16).  Notice shall be deemed received when so personally delivered, sent by facsimile transmission, one business day after being so delivered to an overnight courier service, or three business days after being so mailed.
17.	Waiver.Any waiver by any party of a breach of any provision of this
Agreement shall not operate as or be construed to be a waiver of any other breach of such provision or of any breach of any other provision of this Agreement. The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver of any provision of this Agreement must be in writing.
18.	Binding Effect.The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors,
heirs, and personal representatives.19.	Separability.If any provision of this
Agreement is invalid, illegal, or unenforceable, the balance of this Agreement shall remain in effect, and if any provision is inapplicable to any person or circumstance, it shall nevertheless remain applicable to all other persons and circumstances.
20.	Pronouns.Any masculine personal pronoun used herein shall be considered to mean the corresponding feminine or neuter personal pronoun, as the context requires.
21.	Counterparts.This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.
22.	Governing Law.This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York, without giving effect to the rules of such state respecting conflicts of law.
IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first written above.
ROSE'S INTERNATIONAL, INC.
By
Name:
Title:


WEBBANK CORPORATION
By
Name:
Title:


PRAXIS INVESTMENT ADVISORS, INC.
By
Name:
Title:

Andrew Winokur
ROSE'S HOLDINGS, INC.
By
Name:
Title:

                                                             Exhibit 3

                	ASSIGNMENT, TRANSFER AND DELEGATION AGREEMENT


Assignment, Transfer and Delegation Agreement, dated as of July __, 1998, by and between Praxis Investment Advisors, LLC, a Nevada limited liability company ("PIA"), on the one hand, and Andrew Winokur, an individual ("AW"), and Rose's International, Inc., a Delaware corporation ("Rose's" and together with AW, the "Transferees"), on the other hand.


                           	W I T N E S S E T H:


WHEREAS, PIA and Block Financial Corporation ("Block") are parties to a Stock Purchase Agreement, dated January 20, 1998 (the "Purchase Agreement"), relating to the purchase by PIA from Block of all of the issued and outstanding stock ("Bank Common Stock") of WebBank Corporation, a Utah corporation;

WHEREAS, PIA desires to assign all of its rights, title and interest in and to, and to delegate all of its duties under, the Purchase Agreement to the Transferees, and the Transferees desire to accept such assignment and delegation;

NOW, THEREFORE, in consideration of the covenants hereinafter set forth and for other good and valuable consideration, it is hereby agreed by PIA and the Transferees as follows:

1.	PIA hereby assigns all of its rights, title and interest in and to, and delegates all of its duties under, the Purchase Agreement to the Transferees, and the Transferees hereby accept such assignment, transfer and delegation, and pursuant hereto and the Purchase Agreement, (a) AW agrees to pay to Block 10 percent of the purchase price described in Section 1.2 of the Purchase Agreement (the "Purchase Price") and to receive therefor 150,000 shares of

Bank Common Stock and (b) Rose's agrees to pay to Block 90 percent of the Purchase Price and to receive therefor 1,350,000 shares of Bank Common Stock.

2.	This Agreement shall be construed in accordance with the laws of the State of Utah without giving effect to rules governing the conflict of laws.

3.	This Agreement shall be binding upon and inure to the benefit of the parties hereto, and their respective successors, assigns and personal representatives.

4.	This Agreement shall not be modified or amended except in a writing signed by the parties hereto.

5.	This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.


IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.


PRAXIS INVESTMENT ADVISORS, LLC


By
Name:
Title:


ROSE'S INTERNATIONAL, INC.


By
Name:
Title:



Andrew Winokur

Agreed to:

BLOCK FINANCIAL CORPORATION


By ______________________________
Name:
Title:

                                                              Exhibit 4

                            EMPLOYMENT AGREEMENT

Agreement made as of the ___th day of July, 1998, by and between Praxis Investment Advisors, Inc. ("Praxis"), a Delaware corporation, with its principal place of business at 1308 Main Street, Suite 112, Saint Helena, California 94574, and Andrew Winokur, whose address is P. O. Box 383,
Calistoga, California 94515 ("Executive").
                       	W I T N E S S E T H :
WHEREAS, it is anticipated that Rose's International, Inc. ("Rose's"), a
Delaware corporation and a wholly-owned subsidiary of Rose's Holdings, Inc. ("Holdings"), and Executive will enter into a Subscription and Stockholders Agreement, pursuant to which Rose's will purchase and own 90 percent, and Executive will purchase and own 10 percent, of the common stock of Praxis and of WebBank Corporation, a Utah industrial loan corporation (the "Bank" and, together with Praxis, the "Companies");
WHEREAS, it is anticipated that Praxis will enter into a management agreement (the "Management Agreement") under which Praxis will agree to provide Rose's and the other stockholders of the Bank management services in connection with the ownership and operation of the Bank;
WHEREAS, Praxis desires to employ Executive as President and chief executive officer and Executive is willing to serve in such capacity; and
WHEREAS, Praxis and Executive desire to set forth the terms and conditions of such employment;
NOW, THEREFORE, in consideration of the promises and of the mutual covenants and agreements herein contained, Praxis and Executive agree as follows:
1.	Employment.(a)	Praxis hereby agrees to employ Executive, and Executive
agrees to be employed by Praxis, on the terms and conditions herein contained as President and chief executive officer.  Executive shall report to the
Board of Directors of Praxis (the "Board") and the Chairman of the Board. Executive agrees that in such office he shall perform such duties and functions as are commensurate with his status as President and chief executive officer as may from time to time be determined by the Board in accordance with reasonable and customary practice, including, but not limited to, the ability to hire and discharge employees and to set their compensation and other customary duties and functions of presidents and chief executive officers of companies. The Executive shall promptly follow all legal directions of the Board.  The Executive shall devote substantially all of his business time, energy, skill and efforts to the performance of his duties hereunder and shall faithfully and diligently serve Praxis.
(b)	The Management Agreement provides that Praxis may make recommendations to, and consult with, the management and Board of Directors of the Bank with respect to the deployment of the Bank's capital, the development of the
Bank's business lines, the Bank's acquisition of assets and the Bank's distributions to its stockholders (the "Recommendations"). Executive shall have the authority to formulate the Recommendations on behalf of Praxis.
(c)	Each of the parties hereto agrees to execute and deliver on the Effective
Date (as hereinafter defined), and to use its best efforts to cause its affiliates (including the Bank) to execute and deliver on the Effective Date, the Subscription and Stockholders Agreement and the Management Agreement, substantially in the forms annexed hereto as Exhibits 1 and 2, respectively.
2.	Term of Employment.(a)	Executive's employment under this Agreement (the
"Employment") shall be for a term commencing on the date of the purchase by Rose's and Executive of the stock of the Bank (the "Effective Date") and terminating on the fifth anniversary of the Effective Date, or such earlier date as is provided in Section 6 hereof, subject to the Employment being extended pursuant to the renewal provisions described in Sections 2(b) and 2(c) hereof (the "Employment Term"). Notwithstanding anything to the contrary herein, the provisions of Sections 12 and 13 hereof shall survive and remain in effect notwithstanding the termination of Employment or a breach by Praxis or Executive of this Agreement.

(b)	The Employment Term shall be extended to the sixth anniversary of the
Effective Date if Praxis and the Executive shall agree, in writing during the 30-day period beginning 48 months after the Effective Date, to renew this Agreement on the same terms as described herein.
(c)	If the Employment Term shall be extended as described in Section 2(b), this Agreement shall be renewed, on the same terms as described herein, by Praxis and the Executive for one or more 12-month periods by agreeing in writing to renew the Agreement during the applicable 30-day period preceding the anniversary of the Effective Date.

3.	Compensation.(a)	Subject to Sections 3(d) and 14 hereof, as compensation
for his services under this Agreement, Praxis shall pay to the Executive an amount (the "Compensation") which shall be measured by reference to the receipt by stockholders (the "Stockholders") of cash ("Cash") as a result of distributions ("Dividends") by the Companies to their respective Stockholders and as a result of the sale of the Bank or Praxis (the "Sale" and, together with Dividends, the "Measuring Event") during the Employment Term, as follows:

(1)	After the Stockholders have received Cash in an aggregate amount
(i) equal to the capital invested by them in the Companies and (ii) providing them with a Cumulative Rate of Return (as defined in Section 3(b)) of 10 percent, Executive shall be paid an amount equal to 29.03 percent of the cumulative amount received by the Stockholders under clause (ii); provided, however, that if Praxis does not have sufficient liquidity to make the foregoing payment to Executive and the amount payable to Executive arises as a result of a Dividend, such amount shall be accrued and shall be paid to Executive out of subsequent available liquid resources, if any, before the Stockholders are entitled to receive any further Cash. If such amount otherwise payable to Executive arises from a Sale (of the Bank) and the amount of the purchase price and the amount of Praxis' assets does not allow Praxis to make such payment in full, Executive shall be entitled to no further payment after the utilization of Praxis' assets to satisfy the amount due to Executive.
(2)	Of the remaining Cash (after deducting all amounts described in Section
3(a)(1)), until such time as the Stockholders have received aggregate Cash providing them with a Cumulative Rate of Return of 25 percent, Executive shall be paid an amount equal to 22.5 percent of the amount of the Cash.
(3)	Once the Stockholders have received aggregate Cash providing them with a
Cumulative Rate of Return of 25 percent, Executive shall be paid an amount equal to 50 percent of the amount of the remaining Cash (after deducting all amounts described in Sections 3(a)(1) and (a)(2)).
Examples illustrating the application of this Section 3(a) are attached hereto as Exhibit A.
(b)	For purposes of Section 3(a), the Stockholders' "Cumulative Rate of
Return" of 10 percent or 25 percent, as the case may be, as of any particular time, means an amount equal to the aggregate Cash that would be required to be received by the Stockholders at that time (including, without limitation, the return of the amount of the capital invested in the Companies) in order to provide the Stockholders with the following rate of return of 10 percent or 25 percent, as the case may be: the rate of return (calculated as provided in Section 3(c)which (i) the total amount that has been received by the Stockholders, and retained by them after the payment of any Compensation to Executive, as of that time, represents on (ii) the total amount of capital invested by them in theCompanies as of that time.

Section 3(c)) which (i) the total amount that has been received by the
Stockholders, and retained by them after the payment of any Compensation to
Executive, as of that time, represents on (ii) the total amount of capital invested by them in the Companies as of that time.
(c)	The rate of return referred to in Section 3(b) is an annual rate and shall be calculated with compounding on an annual basis, taking into account the period of time from the date or dates that capital was invested by the
Stockholders in the Companies to the dates of the receipt of Cash by the
Stockholders.
(d)	No Compensation shall be paid to Executive under this Agreement until the
Compensation Committee of Holdings (the "Compensation Committee") shall certify in writing that the performance goals specified in Section 3(a) have been satisfied.  At least three business days prior to a proposed occurrence of a Measuring Event, the Compensation Committee shall determine whether, following such Measuring Event, Executive is entitled to any payment of
Compensation, and, if so, the amount of such payment.  If the Compensation
Committee shall determine that Executive is entitled to the payment of
Compensation, such payment shall be made promptly following the Measuring
Event.
(e)	If the proceeds of a Measuring Event involve property other than cash, the fair market value of such property shall be determined by the Board, acting in its reasonable discretion, for purposes of applying the performance goals described in Section 3(a).  If Executive shall be entitled to the payment of Compensation, the payment of such property shall be equitably apportioned between Executive and the Stockholders based on the respective amounts they are entitled to receive.
4.	Insurance.Praxis shall purchase, at its expense of up to $6,000 per year, a term life insurance policy for Executive in the amount of the lesser of (i)
$5,000,000 or (ii) the maximum amount of term insurance that may be purchased for an annual premium of $6,000.  The proceeds of such policy shall be payable to the estate of Executive or as he otherwise directs.
5.	Expenses.Praxis shall reimburse Executive in accordance with its expense reimbursement policy as in effect from time to time for all reasonable expenses incurred by Executive in connection with the performance of his duties under this Agreement upon the presentation by Executive of an itemized account of such expenses and appropriate receipts.
6.	Termination Events.  The Employment shall terminate upon the earliest to
occur of the following:(a)	The termination or expiration of the Management
Agreement unless (i) the ability of Praxis to make Recommendations is not terminated or (ii) such termination is due to the sale of the Bank and the
Executive's Employment has not been terminated or, if terminated, Section
7(a) hereof does not apply;
(b)	The expiration of the Employment Term, as it may be extended under
Section 2(b) or 2(c);
(c)	The termination of Employment by Praxis without
Cause (as defined in Section 10);
(d)	The termination of Employment by Praxis
for disability in accordance with Section 9;
(e)	The termination of Employment
by the Executive for Good Reason (as defined in Section 11);
(f)	The termination of Employment by Praxis for Cause (as defined in Section
10);
(g)	The Executive's death; or
(h)	The termination of Employment by the Executive other than for Good Reason
(as defined in Section 11).
7.  Termination
(a) If the Employment shall terminate upon the occurrence of any of the events described in Sections 6(a), 6(b), 6(c), 6(d), or 6(e), then Executive shall be entitled to receive payments as described in Section 8 below.
(b)	If the Employment shall terminate upon the occurrence of any of the events described in Sections 6(f), 6(g) or 6(h), then Executive shall be entitled to no further payments of any kind.
8.	Termination Payments.
(a)Pursuant to Section 7(a), the Bank shall be valued, as provided in Section
8(b) (the "Valuation"), and Rose's shall have 90 days from the date of the completion of the Valuation (the "Valuation Date") to accept or reject the
Valuation.  If Rose's shall accept the Valuation, then such amount due to
Executive shall be payable on the terms set forth in Section 8(c).  If Rose's shall reject the Valuation, then Section 8(e) shall apply.
(b)	Praxis and Executive shall mutually engage a nationally recognized or regionally recognized investment bank that has experience in valuing financial institutions in order to determine the Valuation as of the date of the cessation of employment.  If Praxis and Executive are unable to agree mutually on such investment bank to determine the Valuation, Praxis and
Executive shall each select an investment bank having the qualifications described in the first sentence of this Section 8(b), and such investment banks shall select a third investment bank with such qualifications to determine the Valuation.
(c)	If Rose's shall accept the Valuation, the Compensation Committee shall determine in writing the amount the Executive would have been entitled to receive under Section 3 if the Bank had been sold (as of the date of cessation of employment) for an amount equal to the Valuation after taking into account transaction expenses, and any amounts due to Executive shall be paid as follows:
(1)	To the extent that cash available to the Companies allows, and, in the case of the Bank, it is permitted to make a distribution to its Stockholders under applicable law, Executive shall be paid in full within 90 days (the
"Payment Date") after the Valuation Date.
(2)	To the extent that (i) the Chief Financial Officer of each of Praxis and the Bank shall certify to Executive on or before the Payment Date, and on each of the first three anniversaries of the Valuation Date ("Valuation Date
Anniversaries"), that the Companies do not have sufficient liquidity to permit them to prudently pay all amounts due to Executive, or (ii) in the case of the Bank, it is not permitted to make a distribution under applicable law, then, subject to clause (ii), that portion of the amount due to Executive that the liquidity of the Companies allows to be paid shall be paid on the
Payment Date and on the date which is 15 days after each of the Valuation Date
Anniversaries, and any remaining unpaid amounts shall not be immediately due but shall be deferred until a date which is not more than three years following the Valuation Date (the "Third Valuation Date Anniversary").
Notwithstanding the foregoing, if the Companies do not have sufficient liquidity on the Third Valuation Date Anniversary to pay to Executive all
amounts due him, or, in the case of the Bank, it is not permitted to make a distribution under applicable law, the remaining unpaid amount (the
"Unpaid Claim") shall be paid as provided in Section 8(c)(3).  Any amounts not paid shall be paid prior to any payments of any kind by the Companies to their respective Stockholders and in any case in full upon the sale of the
Bank and the receipt by the stockholders thereof.  The companies shall use reasonable commercial efforts to achieve sufficient liquidity to allow such unpaid amounts to be paid as soon as practicable.  Any amounts not paid on the
Payment Date shall bear interest from the Valuation Date at the following rates:
For the first six months after the Valuation Date:	LIBOR
From six to 12 months after the Valuation Date:	LIBOR+2%
From 12 to 18 months after the Valuation Date:	LIBOR+4%
From 18 to 36 months after the Valuation Date:	LIBOR+6%
(3)	The Unpaid Claim shall have a term of nine years and shall bear interest, payable quarterly, at LIBOR plus 6% (with LIBOR being determined and reset every 12 months).  The principal of the Unpaid Claim shall be paid in 36 equal installments.
(d)	Upon the acceptance by Rose's of the Valuation, the amount due to
Executive may be assignable by him.(e)	If Rose's shall reject the Valuation,
the Bank shall promptly be put up for sale and Section 3 shall apply.  If the purchase price of the Bank consists of property other than cash, in addition to or in lieu of cash, then the amount due to Executive shall be paid in the form of his pro rata portion of each element of such consideration.
(f)	Praxis shall promptly identify the projects which have been completed by
Praxis as of the date of the termination of Employment (the "Termination
Date") and provide or will provide Praxis with revenue (the "Project
Revenue").  Following his termination of Employment, in addition to any
Compensation payable to Executive pursuant to Section 3(a) and Section 8(c)
or 8(e), Dividends (whenever paid) by Praxis and consisting of Project
Revenue received by Praxis within five years of the Termination Date, plus
s on hand on the Termination Date, less allocable costs and expenses ("Net
Project Revenue"), shall be taken into account in computing the Compensation payable to Executive pursuant to Section 3(a).  Praxis hereby agrees to exercise its best efforts to timely pay Dividends of Net Project Revenue to its Stockholders.  Notwithstanding the foregoing, if Praxis shall owe any amount to Executive pursuant to Section 8(c)(2), the amount that would otherwise be paid by Praxis as a Dividend of Net Project Revenue to be applied against Executive's claim, but shall still be taken into account in computing the Compensation payable to Executive.
9.	Disability.   If the Executive becomes unable to perform his duties and
responsibilities as provided in Section 1 of this Agreement  for a period of at least 180 consecutive days by reason of disability, Praxis shall terminate the Employment hereunder.  In such event, Praxis shall have no other obligation to the Executive other than the termination payments as set forth in Section 8.
10.	Cause.    Cause shall mean any of the following:(a)	Any act by Executive
involving willful misconduct or gross negligence, which is materially injurious to either of the Companies;
(b)	The commission of any act by Executive constituting fraud on either of
the Companies (excluding any good faith expense account disputes); (c)	The
conviction of Executive of (or the pleading by Executive nolo contendere to)
a felony or any other crime which would materially interfere with Executive's ability to perform his responsibilities and duties, other than felonies or other crimes related to the operation of a motor vehicle; or
(d)	The breach by Executive of any material obligations under this Agreement and his failure to remedy such breach after having been given notice of the breach and a reasonable opportunity to cure it.
11.	Good Reason.  Good Reason shall mean any of the following:(a)	The
repeated failure to implement the Recommendations made by Executive as a result of the action or inaction of Praxis or Rose's, provided that:
(1)	The Recommendations have been accepted by the Bank's Board of Directors and management and have not been opposed by the government agencies responsible for regulating the Bank;
(2) 	The Recommendations do not require additional capital contributions by
Rose's;
(3) 	The Recommendations would not limit, in any material respect, the purchase, ownership or operation by Rose's or Holdings, directly or through any subsidiary, of other businesses under laws and regulations regulating the activities that may be conducted by stockholders of the Bank; and
(4)	The Recommendations do not involve a financing by the Bank outside of the ordinary course of its business or a sale of the Bank.
(b)	Any material diminution of the role, responsibilities or authority of
Executive as an employee of Praxis, which the parties agree will be deemed to have occurred upon the sale of the Bank.
12 	 Covenant not to Compete.
(a)	Executive agrees that during the Employment Term he will not, directly or indirectly, for his own benefit or for, with or through any other person, firm or corporation, (i) manage, operate, control or participate in the management, operation or control of, or be connected as a director, officer, employee, partner, consultant, agent, independent contractor or otherwise with, or permit his name to actively be used in connection with, the operation of any business or organization or (ii) invest in or loan money to any business or organization competing with, or of a nature similar to, the business of Praxis or the Bank; provided, however, Executive may purchase or hold not more than five percent of any class of equity securities of any publically traded company without restriction.
(b)	If (i) Executive shall resign voluntarily from his Employment other than for Good Reason or (ii) his Employment shall be terminated for Cause, then during the period commencing on the Termination Date and for a period of two years thereafter, Executive will not directly or indirectly, for his own benefit or for, with or through any other person, firm or corporation, manage, operate, control or participate in the management, operation or control of, or be connected as a director, officer, employee, partner, consultant, agent, independent contractor or otherwise with, or permit his name to actively be used in connection with, or invest in or loan money to
(collectively, "Participate In"), any business or organization which is then competing with or of a similar nature to the business of the Bank or Praxis;
provided, however, Executive may purchase or hold not more than five percent of
any class of equity securities of any publicly traded company without restriction.  If Executive's Employment shall terminate under any other circumstances, then during the period commencing on the Termination Date and for a period of two years thereafter, he will not Participate In or with respect to any other Utah industrial loan corporation.

(c)	Notwithstanding the provisions of subsections (a) and (b) above,
Executive shall be entitled to own, and to receive revenues or payments with respect to, nominal investments held by Executive as of the date of the signing of this Agreement as to which Executive's role is passive. Executive shall make reasonable efforts to disclose the nature of such investments to Rose's, but shall not be required to make any disclosure where such disclosure would conflict with a confidentiality obligation of Executive with respect to such investment. In addition, (i) Executive may contineu to hold his current investments (approximately nine percent of the outstanding equity on a fully diluted basis in Goodrich & Pennington Mortgage Fund Inc. (the "Fund"), a mortgage and loan origination company operating primarily in the western United States, (ii) Executive may serve as a member of the board of directors of the Fund, and (iii) Executive may continue to provide, in his capacity as a member of the board of directors, limited consulting services to the Fund, provided that the performance of such services does not interfere with the performance of services by Executive under this Agreement.
(d)	If any restriction set forth with regard to this Section 12 is found by any court of competent jurisdiction or an arbitrator to be unenforceable because it extends for too long a period of time or over too great a range of activities or in too broad a geographic area, it shall be interpreted to extend over the maximum period of time, range of activities or geographic area as to which it may be enforceable.
13 	 Confidential Information(a)	During and after the Employment Term,
Executive shall not use for his own benefit or any other person or entity other than the Companies and its affiliates any secret or confidential information, knowledge or data relating to the Company and its affiliates, and their respective businesses, including any confidential information as to customers of the Bank or its affiliates: (i) obtained by Executive during his employment by Praxis, and (ii) not otherwise public knowledge or known within the Bank's or its affiliates' industry. Executive shall not, without prior written consent of Praxis, unless compelled pursuant to the order of a court or other governmental or legal body having jurisdiction over such matter, communicate or divulge any such information, knowledge or data to anyone.

(b)	Upon termination of Employment, Executive shall promptly deliver to
Praxis all documents (whether prepared by Praxis, the Bank, an affiliated entity, Executive or a third party) relating to Praxis, the Bank or an affiliate of either or any of their businesses or property which Executive may possess or have under his direction or control.
14 	Stockholder Approval.This Agreement shall be effective only if it is approved by the stockholders of a majority of the outstanding shares of common stock of Holdings, and if such stockholders do not approve this
Agreement on or prior to October 31, 1998, it shall become null and void. Holdings agrees to call and convene a stockholders meeting as soon as practicable and to use its reasonable best efforts to obtain the required stockholder approval of this Agreement.
15 	Withholding.Praxis shall withhold from any and all amounts payable under this Agreement such federal, state and local taxes as may be required to be withheld pursuant to any applicable law or regulation. Accordingly, all dollar amounts referenced herein  are "gross" amounts as opposed to "net"
amounts.
16 	Executive Representation.Executive represents and warrants that he is under no contractual or other limitation that prevents him from entering into this Agreement and performing his obligations hereunder.
17 	Guarantee by Rose's.Rose's shall guarantee the obligations of Praxis to make payments to Executive pursuant to Sections 3 and 8(c)(3) and if the Bank has sufficient liquidity available to pay Dividends, subject to applicable law, Rose's shall exercise its reasonable best efforts to cause the Bank to pay Dividends and thereby allow Rose's to make payments to Praxis under the Management Agreement in order to enable Praxis to make payments that may be due to Executive pursuant to Section 8(c)(1) or 8(c)(2); provided, however, that Holdings shall have no liability hereunder.
18 	Entire Agreement; Modification.This Agreement constitutes the full and complete understanding of the parties hereto and supersedes all prior agreements and understandings, oral or written, with respect to the subject matter hereof. Each party to this Agreement acknowledges that no representations, inducements, promises or agreements, oral or otherwise, have been made by either party, or anyone acting on behalf of either party, which are not embodied herein and that no other agreement, statement or promise not contained in this Agreement shall be valid or binding. This Agreement may not be modified or amended except by an instrument in writing signed by the party against whom or which enforcement may be sought.
19 	Severability.Any term or provision of this Agreement which is invalid or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining terms and provisions of this Agreement or affecting the validity or enforceability of any of the terms of provisions of this Agreement in any other jurisdiction.
20 	Waiver of Breach.The waiver by any party of a breach of any provisions of this Agreement, which waiver must be in writing to be effective, shall not operate as or be construed as a waiver of any subsequent breach.
21 	Notices.All notices hereunder shall be in writing and shall be deemed to have been duly given when delivered by hand, or one day after sending by express mail or other "overnight mail service," or three days after sending by certified or registered mail, postage prepaid, return receipt requested. Notice shall be sent as follows: if to Executive, to the address as listed in the records of Praxis; and if to Praxis, to Praxis at its office as set forth at the head of this Agreement, to the attention of the Chairman. Either party may change the notice address by notice given as aforesaid.
22 	Assignability.This Agreement, and the rights and benefits conferred upon
Executive hereunder,  may not be sold, transferred, pledged or otherwise assigned by Executive.
23 	Governing Law.All issues pertaining to the validity, construction, execution and performance of this Agreement shall be construed and governed in accordance with the laws of the State of New York, without giving effect to the conflict or choice of law provisions thereof.
24 	Headings.The headings in this Agreement are intended solely for convenience or reference and shall be given no effect in the construction or interpretation of this Agreement.
25 	Counterparts.This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together shall constitute one and the same instrument.
26 	Availability of Equitable Remedies.Since a breach of the provisions of
Section 12 or 13 of this Agreement could not adequately be compensated by money damages, Praxis shall be entitled, in addition to any other right or remedy available to it, to an injunction restraining such breach or a threatened breach and to specific performance of any such provision of this Agreement, and in either case no bond or other security shall be required in connection therewith and the parties hereby consent to the issuance of such injunction and to the ordering of specific performance.

IN WITNESS WHEREOF, Praxis has caused this Agreement to be duly executed and Executive has hereunto set his hand as of the date first set forth above.

PRAXIS INVESTMENT ADVISORS, INC.


By:
Name:
Title:



Andrew Winokur
                                                              	Exhibit 5


                            MANAGEMENT AGREEMENT


Management Agreement, dated as of ________, l998, between Rose's International, Inc., a Delaware corporation ("Rose's"), the address of which is 150 East 52nd Street, New York, New York l0022, Andrew Winokur ("AW" and, together with Rose's and such other persons or entities who may become stockholders of the Bank and become parties hereto, the "Stockholders"), whose address is P. O. Box 383, Calistoga, California 94515, and Praxis Investment Advisors, Inc., a Delaware corporation (the "Manager"), the address150 East 52nd Street, New York, New York l0022.


                        	W I T N E S S E T H :


WHEREAS, the Stockholders own all of the outstanding common stock ("Bank Common Stock") of WebBank Corporation, a Utah industrial loan corporation (the "Bank"), and, in administering such investment, the Stockholders desire to avail themselves of the experience, sources of information, advice and assistance of the Manager and to have the Manager perform for them various management services;

WHEREAS, the Manager is willing to furnish such advice and services to the Stockholders on the terms and conditions hereinafter set forth;

WHEREAS, the Manager has entered into an Employment Agreement of even date herewith with AW (the "Employment Agreement"); and

WHEREAS, AW and Rose's have entered into a Subscription and Stockholders Agreement of even date herewith (the "Stockholders Agreement"), which provides, among other things, that other persons or entities that become stockholders of the Bank shall become a party to this Agreement;

NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, it is hereby agreed as follows:


1.   Services to be Provided.   The Manager shall furnish to the Stockholders
advice and recommendations and shall consult with the Board of Directors and officers of the Bank with respect to the deployment of the Bank's capital, the development of the Banks' business lines, the Bank's distributions to its stockholders and the Bank's acquisition (by purchase, exchange, subscription or otherwise) of securities, and advice and recommendations with respect to other aspects of the business and affairs of the Bank.

2.   Information Concerning  the Bank.   Subject to applicable law, including
the fiduciary obligations of the Stockholders and the Bank and their respective Boards of Directors, the Stockholders shall use their best efforts to ensure that the Manager is fully informed with regard to the investments, business, affairs and condition of the Bank, and the Stockholders shall use their best efforts to cause the Bank to furnish the Manager with copies of all financial statements and such other information with regard to the affairs of the Bank as the Manager may from time to time reasonably request.

3.   Compensation.   As compensation for the services to be performed by the
Manager hereunder, each of the Stockholders shall pay to the Manager a management fee equal to such Stockholder's Pro Rata Portion of the compensation payable by the Manager to AW under the Employment Agreement. As used herein, "Pro Rata Portion" means, as to a Stockholder, the percentage determined by dividing (a) the number of shares of Bank Common Stock owned by by such Stockholder by (b) the total number of shares of Bank Common Stock owned by all Stockholders.

4.   Effectiveness and Termination.   This Agreement shall become effective
on the date that the Employment Agreement becomes effective and shall continue in effect until the date of expiration or termination of the Employment Agreement.
5.   Non-Assignability.   This Agreement may not be transferred, assigned,
sold or in any manner hypothecated or pledged by any of the parties hereto without the prior written consent of the other parties hereto.

6. Modification. This Agreement sets forth the entire understanding of the parties hereto with respect to the subject matter hereof, supersedes all existing agreements among them concerning such subject matter, and may be modified only by a written instrument duly executed by the parties hereto.

7.   Notices.   Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be either personally delivered, sent by facsimile transmission (with written confirmation of receipt), sent by overnight courier service (which obtains a written receipt evidencing delivery) or mailed by certified mail (postage prepaid, return receipt requested), to the party to whom it is to be given at the address of such party set forth in the preamble to this Agreement or, in the case of a person who becomes a party hereto after the date of this Agreement, at the address of such party set forth in his agreement to be bound by the terms of this Agreement (or to such other address as such party shall have furnished in writing to the other parties hereto in accordance with the provisions of this
Section 7). Notice shall be deemed received when so personally delivered, sent by facsimile transmission, one business day after being so delivered to an overnight courier service, or three business days after being so mailed.

8.   Waiver.   Any waiver by any party of a breach of any provision of this
Agreement shall not operate as or be construed to be a waiver of any other breach of such provision or of any breach of any other provision of this Agreement. The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver of any provision of this Agreement must be in writing.

9.   Binding Effect.   The provisions of this Agreement shall be binding upon
and inure to the benefit of the parties hereto and their respective successors, assigns, heirs, and personal representatives.
10.   Separability.   If any provision of this Agreement is invalid, illegal, or unenforceable, the balance of this Agreement shall remain in effect, and if any provision is inapplicable to any person or circumstance, it shall nevertheless remain applicable to all other persons and circumstances.

11.   Pronouns.   Any masculine personal pronoun used herein shall be
considered to mean the corresponding feminine or neuter personal pronoun, as the context requires.
12.   Counterparts.   This Agreement may be executed in any number of
counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

13.   Governing Law.   This Agreement shall be governed by, and construed in
accordance with, the laws of the State of New York, without giving effect to the rules of such state respecting conflicts of law.IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed the day and year first above written.

ROSE'S INTERNATIONAL, INC.


By __________________________________
Name:
Title:

PRAXIS INVESTMENT ADVISORS, INC.


By ___________________________________
Name:
Title:


Andrew Winokur