Form 10-Q
period 1998-10-31
ROSES HOLDINGS INC
filed 1998-12-15
CIK 85149

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended October 31, 1998
                                      OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                          Commission File Number 0-631

            ROSE'S HOLDINGS, INC.
              (Exact name of registrant as specified in its charter)

       Delaware                                              56-2043000
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

150 East 52nd Street, 21st Floor
New York, New York
10022
(Address and zip code of principal executive offices)


212-813-1500
(Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at December 1, 1998
Common Stock, par value $.001                         [4,317,856] Shares



                    ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

                                FORM 10-Q

                                 INDEX



PART 1 - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets
         October 31, 1998, January 31, 1998 and October 25, 1997            3

Condensed Consolidated Statements of Operations
         for the thirteen weeks and thirty nine weeks ended
         October 31, 1998 and October 25, 1997                              4

Condensed Consolidated Statements of Cash Flow
         for the thirty nine weeks ended October 31, 1998
         and October 25, 1997                                               5

         Notes to Condensed Consolidated Financial Statements               7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11

PART II-OTHER INFORMATION

Item 1. Legal Proceedings                                                  13

Item 2. Changes in Securities                                              13

Item 3. Defaults Upon Senior Securities                                    13

Item 4. Submission of Matters to a Vote of Security Holders                13

Item 5. Other Information                                                  13

Item 6. Exhibits and Reports on Form 8-K                                   13

Signatures                                                                 14



PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements
       (Amounts in thousands except per share amounts)

ROSE'S HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands)

                                        October 31,  January 31,  October 25,
                                            1998        1998          1997
                                         (Unaudited)  (Audited)   (Unaudited)
                                          ___________________________________
Assets
    Cash and cash equivalents               $  10,719    $ 13,465    $    596
    Cash restricted in escrow                   2,003       1,920           -
    Securities available for sale I/O strip       230           -           -
    Accounts receivable                             -           -      21,621
    Accrued interest receivable                    29           -           -
    Inventories                                     -           -     195,849
    Prepaid expense                                22          -        4,026
    Loans receivable, net of allowance
      for loan losses of $0                     1,103           -           -
    Property and equipment, net                   106           -       8,719
    Goodwill, net                               1,658           -           -
    Other assets                                  221          23         504
                                             ________     _______    ________
                                             $ 16,091    $ 15,408    $231,315

Liabilities and Stockholders' Equity
    Demand deposits                         $      4     $      -    $      -
    Short-term debt                                 -           -     100,299
    Bank drafts outstanding                         -           -       4,605
    Accounts payable and accrued expenses          33           6      39,337
    Income taxes payable to former parent         327           -           -
    Accrued salaries and wages                      -           -       4,673
    Pre-petition liabilities                        -           -       1,003
    Excess of net assets over
      reorganization value, net                     -           -      19,247
    Income taxes                                    -           -      13,033
    Other liabilities                               -           -      14,504

Total liabilities before minority interests       364           6     163,118

Minority interests                                584           -           -

Stockholders' Equity
    Preferred stock, authorized 10,000
      shares; none issued                           -           -           -
    Common stock, authorized 50,000 shares;
      no par value; issued 4,318, 4,316, &
      4,316 at 10/31/98, 1/31/98, & 10/25/97,
      respectively                             35,000      35,000      35,000
    Paid-in capital                             1,159       1,159       1,159
    Accumulated deficit                       (21,016)    (20,757)     (1,545)
Total stockholders' equity                     15,143      15,402      34,614
                                             $ 16,091    $ 15,408    $231,315

See accompanying notes to condensed consolidated financial statements.

ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Amounts in Thousands Except Per Share Amounts)

                                               For the Thirteen Weeks Ended
                                            October 31, 1998  October 25, 1997
Interest income                               $    162           $      -

Selling, general and administrative                297                  -

Operating loss                                    (135)                 -

Loss from operation of discontinued business       -               (1,032)

Loss before minority interests                    (135)                 -

Loss attributable to minority interests             27                  -

Net loss                                      $   (108)          $ (1,032)

Basic and diluted net loss per share          $   (.03)          $   (.24)

Basic and diluted weighted average number
of shares outstanding                         4,319,694         4,316,171



                                         For the Thirty Nine Weeks Ended
                                         October 31, 1998  October 25, 1997

Interest income                               $    555           $      -

Selling, general & administrative expenses         841                  -

Operating loss                                    (286)                 -


Loss from operation of discontinued business         -             (6,326)

Loss before minority interest                     (286)                 -

Loss attributable to minority interest              27                  -

Net loss                                      $   (259)          $ (6,326)

Basic and diluted net loss per share          $   (.06)          $  (1.47)

Basic and diluted weighted average number
of shares outstanding                         4,325,028         4,316,171



See accompanying notes to condensed consolidated financial statements.

ROSE'S HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                            (Amounts in thousands)
                                              For the Thirty Nine Weeks Ended
                                                    October 31,    October 25,
                                                       1998           1997
Cash flows from operating activities:
Net loss                                              $    (259)    $  (6,326)
Adjustments to reconcile net income to
 net cash used in operating activities
  Minority interest                                         (27)            -
  Depreciation                                                9        (1,465)
  Amortization of security available for sale I/O strip      10             -
  Amortization of premium                                    12             -
  Amortization of goodwill                                   18             -
  Amortization of deferred financing costs                    -           509
  Settlement of pre-petition liabilities                      -          (754)
  Provision for closed stores                                 -           689

Net change in assets and liabilities:
  Accounts receivable                                         -       (16,520)
  Accrued interest receivable                                (8)            -
  Inventories                                                 -       (54,562)
  Prepaid expense                                           (22)            -
  Other assets                                             (152)          483
  Accounts payable and accrued expenses                      19        20,107
  Income taxes                                                             37
  Other liabilities                                           -        (1,306)

Net cash used in operating activities                      (400)      (59,108)

Cash flows from investing activities:
  Purchase of subsidiary                                 (2,848)            -
  Minority interest                                         611             -
  Purchases of property and equipment                       (26)       (1,296)
Net cash  used in investing activities                   (2,263)       (1,296)

Cash flows from financing activities:
  Net activity on line of credit                              -        56,161
  Payments of unsecured priority and administrative
    claims                                                    -          (227)
  Principal payments on capital leases                        -          (241)
  Increase in bank drafts outstanding                         -         4,605
  Payments of deferred financing costs                        -          (539)
Net cash provided by  financing activities                     -        59,759

Net decrease in cash                                     (2,663)         (645)
Cash and cash equivalents at beginning of period         15,385         1,241
Cash and cash equivalents at end of period            $  12,722     $     596


See accompanying notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)(continued)


Supplemental disclosure of additional non-cash
investing and financing activities:
  Retirement of net book value of assets in reserve
    for store closings                                       -            14
  Capital lease additions                                    -           887


  During 1998 the Company acquired 90% of the outstanding stock of WebBank Corporation (note 2). The following is a summary of the effect of this transaction in the Company's consolidated balance sheet:

  Assets acquired:

    Securities available for sale - I/O strip            $   (240)
    Accrued interest receivable                              (21)
    Loans receivable                                      (1,115)
    Property and equipment                                   (89)
    Goodwill                                              (1,676)
    Other assets                                             (46)

  Liabilities assumed:

    Demand deposits                                            4
    Accounts payable and accrued expenses                      8
    Income taxes payable to former parent                    327

    Net cash used                                       $ (2,848)


See accompanying notes to condensed consolidated financial statements.

ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Thirty-nine Weeks Ended October 31, 1998; 53 Weeks Ended January 31, 1998 (Amounts in thousands except per share amounts)

1. DISCONTINUED OPERATIONS

     On August 7, 1997, pursuant to an agreement and plan of merger among Rose's Stores, Inc. ("Stores") and two newly created, wholly-owned subsidiaries of Stores, Stores became a wholly-owned subsidiary of Rose's Holdings, Inc. (the "Company"). As a result of such merger, each share of common stock, no par value ("Stores Common Stock"), of Stores was converted into common stock, no par value ("Common Stock"), of the Company and each warrant, option or other right entitling the holder thereof to purchase or receive shares of Stores Common Stock was converted into a warrant, option or other right (as the case may be) entitling the holder thereof to purchase or receive shares of Common Stock on identical terms. The powers, rights and other provisions of the Common Stock were identical to the powers, rights and other provisions of the Stores Common Stock.

     On December 2, 1997, the Company consummated the sale to Variety Wholesalers, Inc. ("Variety") of all the outstanding capital stock of Stores pursuant to a stock purchase agreement, dated as of October 24, 1997, between the Company and Variety (the "Sale"). The Sale constituted the disposition by the Company of substantially all of its assets and was approved by the holders of a majority of the outstanding shares of common stock of the Company at a special meeting of the stockholders of the Company on December 2, 1997. The total purchase price for the Sale was $19,200, including $1,920 which was
placed in escrow.   The proceeds of the Sale, net of certain transaction,
closing, and other costs, were $15,331 (including the $1,920 in escrow). The loss resulting from the Sale was $22,446.

2.  ACQUISITION AND FORMATION OF SUBSIDIARIES

     On August 31, 1998, Rose's International, Inc. ("International"), a newly formed, wholly-owned Delaware subsidiary of the Company, consummated the acquisition of 90% of the outstanding common stock ("Bank Common Stock") of WebBank Corporation, a Utah industrial loan corporation (the "Bank"), pursuant to an assignment (the "Assignment") from Praxis Investment Advisers, a Nevada limited liability company ("PIA"), of a stock purchase agreement, dated January 20, 1998 (the "Purchase Agreement"), between PIA and Block Financial Corporation ("Block"), relating to the purchase by PIA of all of the issued and outstanding shares of Bank Common Stock. Pursuant to the Assignment, the Company paid Block $4,783 for the shares of Bank Common Stock to be purchased by Block pursuant to the Purchase Agreements. In addition the Company paid $288 in acquisition costs, for a total purchase price of $5,071. The acquisition is being accounted for under purchase accounting, resulting in goodwill of $1,676. On August 31, 1998, Praxis Investment Advisers, Inc., a Delaware corporation ("Praxis") was formed by cash contribution from Rose's of $428 for a 90% ownership. Reference is made to the Purchase Agreement and the Assignment, which were filed as exhibits to the Company's Quarterly Report on Form 10-Q filed September 16, 1998 and are incorporated by reference herein.

     In connection with the purchase of Bank Common Stock, International entered into a subscription and stockholders agreement, dated as of August 31, 1998 (the "Stockholders Agreement") with Andrew Winokur ("AW"), the owner of the 10% of the outstanding shares of the Bank Common Stock not purchased by International. Pursuant to the Stockholders Agreement, International agreed to purchase 90%, and AW agreed to purchase 10%, of the common stock ("Praxis Common Stock") of Praxis Investment Advisors, Inc., a newly formed Delaware corporation ("Praxis"). The Stockholders Agreement also provides for certain restrictions on the disposition by AW of his Bank Common Stock and Praxis Common Stock and certain rights and obligations of International and the Company to purchase the shares of Bank Common Stock and Praxis Common Stock owned by AW. Reference is made to the Stockholders Agreement, which was filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed September 16, 1998 and which is incorporated by reference herein.

     International, AW and Praxis have entered into a management agreement (the "Management Agreement") under which Praxis has agreed to provide certain management services to AW and International in connection with the ownership and operation of the Bank. Reference is made to the Management Agreement which, was filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed September 16, 1998 and is incorporated by reference herein. The Management Agreement provides that Praxis may make recommendations to and consult with, the management and board of directors of the Bank with respect to the deployment of the Bank's capital, the development of the Bank's businesslines, the Bank's acquisition of assets and the Bank's distributions to its stockholders.

     Praxis and AW have also entered into an employment agreement (the "Employment Agreement"), providing for the employment of AW by Praxis. Reference is made to the Employment Agreement, which was filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed September 16, 1998 and is incorporated by reference herein. Under the Employment Agreement, Mr. Winokur agrees to serve as president and chief executive officer of Praxis for a term of five years (which may be extended for one or more years with the written agreement of the parties). Under the Employment Agreement, Mr. Winokur is granted the authority to formulate the recommendations to the Bank on behalf of Praxis pursuant to the Management Agreement.

3. REORGANIZATION AND FRESH START REPORTING

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

     Nature of Operations--The Company currently owns 90% of an industrial loan corporation (the "Bank")located in Utah and 90% of an investment advisory firm located in California ("Praxis"). Praxis works actively with the Bank, under a management agreement among Praxis, AW, and Rose's.

     Cash Equivalents--The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
 The Company also considers investments in mutual funds where the underlying investment is highly liquid to be a cash equivalent. Cash equivalents are stated at cost, which approximates market. Bank drafts outstanding have been reported as a current liability.

     Earnings (Loss) Per Share-- The Company adopted SFAS No. 128 "Earnings Per Share" ("SFAS No. 128") for the year ended January 31, 1998. In accordance with this statement, primary net loss per common share is replaced with basic loss per common share which is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Fully diluted net loss per common share is replaced with diluted net loss per common share reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options and stock warrants. . Diluted net earnings loss per common share is not shown, as common equivalent shares from stock options and stock warrants would have an anti-dilutive effect. Prior period per share data has been restated to reflect the adoption of SFAS No. 128.

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

     Discontinued Operations--Discontinued operations are excluded from the income from continuing operations and included in net income before minority interest.

     Goodwill--The acquisition of the Bank was accounted for under purchase accounting resulting in goodwill of $1,676 which is being amortized over 15 years.

5. CONTINGENCIES

     As a result of the Sale on December 2, 1997 to Variety of all of the outstanding capital stock of the Company's wholly owned subsidiary and then sole operating entity, Stores, the Company was relieved of liability for claims against Stores except to the extent of its indemnification obligation with respect to certain claims, as set forth in the Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, ten percent ($1,920) of the purchase price for the sale of stock to Variety was placed in escrow for payment of indemnified losses to Variety. The Stock Purchase Agreement further provided that if the aggregate cumulative indemnifiable losses as of December 2, 1998 are less than such amount, the balance of the escrowed amount will be disbursed to the Company at such time and any further claims for indemnification by Variety shall be satisfied directly by the Company.
Variety has asserted a number of claims as to which it believes it is entitled to indemnification by the Company under the Stock Purchase Agreement. In the opinion of management and counsel, all contingencies are either adequately covered by insurance or are without merit.

6. SUBSEQUENT EVENTS

     The Company filed the financial statements and proforma financial information required by Item 7 of Form 8-K on November 16, 1998.

     On November 4, 1998, at the Annual Meeting of Stockholders of the Company, the stockholders approved a one-for-two reverse split of its common stock (the "Reverse Split"). Pursuant to the Reverse Split, which became effective on November 20, 1998 at 7:00 p.m. eastern time (the "Effective Date"), every two shares of common stock held by stockholders owning of record 500 or more shares of common stock on the Effective Date were converted into one share of common stock, and all shares held by stockholders owning of record fewer than 500 shares of common stock on the Effective Date were converted into the right to receive a cash payment in the amount of $2.0375 per share. The net effect of the Reverse Split was to reduce the number of shares of common stock outstanding as of the Effective Date from approximately 8,635 shares to approximately 4,318 shares. All references to the number of common shares and per common share amounts have been restated to reflect the split.

     The Company has applied to the Internal Revenue Service to change its fiscal year end to a calendar year end.


ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands)

Acquisition of WebBank

     On August 31, 1998, Rose's International, Inc. a wholly owned subsidiary of the Company, consummated the acquisition from Block Financial Corporation of 90% of WebBank Corporation, a Utah industrial loan corporation (the "Bank"). The remaining 10% was acquired by Andrew Winokur, an individual.
Mr. Winokur and Rose's agreed to spend $610 and $5,500 respectively to acquire the Bank and to form Praxis Investment Advisers, Inc., a Delaware corporation ("Praxis"), pursuant to an employment agreement between International and Praxis of which Mr. Winokur serves as president and chief executive officer. As with the Bank, International and Mr. Winokur own, respectively, 90% and 10%, of Praxis. Praxis and International are parties to a management agreement under which Praxis has agreed to provide International with management services in connection with the ownership and operation of the Bank. The Management Agreement provides that Praxis may make recommendations to, and consult with, the management and board of directors of the Bank with respect to the deployment of the Bank's capital, the development of the Bank's business lines, the Bank's acquisition of assets and the Bank's distributions to its stockholders. The Employment Agreement provides that Praxis will pay to Mr. Winokur an amount to be measured by reference to receipts by stockholders and that no compensation will be paid to Mr. Winokur until certain performance goals have been satisfied.

Results of Operations

     Costs and Expenses--Selling, general and administrative expenses (SG&A) totaled $297 and $841 for the three and nine months ended October 31, 1998 and consisted primarily of salary and benefits, facilities rentals and professional fees. There are no comparable prior year figures for SG&A as the discontinued operation was being liquidated and the new subsidiaries were not yet acquired or formed.

     Revenue--The Company reported revenue for the three and nine months ended October 31, 1998 of $162 and $555, respectively, as a result of interest income on outstanding loan receivable, securities available for sale, and cash and cash equivalents. The Company had no operating revenue for 1997.

Liquidity and Capital Resources

     The Company's cash and cash equivalents totaled $12,722 at October 31, 1998. At January 31, 1998 the Company, prior to the Bank acquisition, had cash and cash equivalents of $15,385. The Company's management believes that the Company's current cash flows are adequate to meet its liquidity needs.

     As of August 31, 1998 the Company purchased 90% of the Bank for $5,071 and 90% of Praxis for $428, including a total of $288 for acquisition costs. With approximately $12,000 cash available the Company is actively seeking an additional acquisition and/or merger transaction in which to employ its cash. There can be no assurance that the Company will be able to locate or purchase a business, or that such business, if located and purchased, will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness or issue securities.

     On November 4, 1998, at the Annual Meeting of Stockholders of the Company, the stockholders voted to change the par value of the Company's common stock from no par value to $.001 par value per share.

Year 2000 Issue

     Until recently, computer programs were written to store only two digits of date related information in order to more efficiently handle and store data. Such programs are unable to properly distinguish between the year 1900 and the year 2000. This situation is frequently referred to as the "Year 2000 problem." The Company believes that all of its significant computer software is year 2000 compliant and that it will not need to modify or replace its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond.

Certain Factors That May Affect Future Operating Results

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, changes in interest rates, the Company's ability to attract deposits, and the Company's ability to control costs. Because of these and other factors, past financial performance should not be considered an indication of future performance. The Company's future quarterly operating results may vary significantly. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarterly variations in operating results and other factors, including those discussed above.

ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1      Legal Proceedings.

     The registrant is not a party to any material legal proceedings.

Item 2     Changes in Securities.

     Not applicable.

Item 3.     Defaults Upon Senior Securities.

      Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the period covered by this report.


Item 5.  Other Information

     None

ITEM 6.  Exhibits and Reports on Form 8-K.

         a.  Exhibits:  None


         b.  Reports on Form 8-K:  None

ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ROSE'S HOLDINGS, INC.


                                 By:     /s/ Warren G. Lichtenstein
                                         Warren G. Lichtenstein
                                         President



                                 By:     /s/ Jack L. Howard
                                         Jack L. Howard
                                         Vice President





Date:  December 15, 1998


??  13