Form 10-K
period 1998-12-31
ROSES HOLDINGS INC
filed 1999-04-02
CIK 85149

THIS DOCUMENT IS A COPY OF THE FORM 10K FILED ON APRIL 1, 1999
               PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

(Mark One)
     [X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-631

                              ROSE'S HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                              56-2043000
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)





                        150 East 52nd Street, 21st Floor
                               New York, New York
                                      10022
              (Address and zip code of principal executive offices)
                                  212-813-1500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes [X] No [ ]

     As of December 31, 1998, of the 5,003,865 shares of common stock delivered to First Union National Bank of North Carolina ("FUNB"), as Escrow Agent, pursuant to the Modified and Restated First Amended Joint Plan of Reorganization, 693,673 shares have been returned to the Company and canceled, and 4,310,192 shares are outstanding. As of February 26, 1999, all disputed Class 3 claims have been resolved and all shares held in escrow have reverted to the Company and retired. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          CLASS                                OUTSTANDING AT MARCH 29, 1999
Common Stock, par value $.001                        4,229,224 Shares

                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                      PAGE NO.
                                     PART I

Item 1.   Business.........................................................   1

Item 2.   Properties.......................................................   3

Item 3.   Legal Proceedings................................................   3

Item 4.   Submission of Matters to a Vote of Security Holders..............   3

                                     PART II

Item 5.   Market for Registrant's Common Equity
           and Related Security Holder Matters.............................   4

Item 6.   Selected Financial Data..........................................   5

Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   6

Item 7A   Quantitative and Qualitative Disclosures About Market Risk.......   8

Item 8.   Financial Statements and Supplementary Data......................   8

Item 9.   Changes In and disagreements With Accountants
           on Accounting and Financial Disclosure..........................   8

                                    PART III

Item 10        Directors and Executive Officers of the Registrant..........   9

Item 11        Executive Compensation......................................   9

Item 12        Security Ownership of Certain Beneficial Owners
                and Management.............................................   9

Item 13        Certain Relationships and Related Transactions..............   9

                                     PART IV

Item 14        Exhibits, Financial Statement Schedules,
                and Report on Form 8-K.....................................  10

Signatures     ............................................................  11

PART I

Item 1. Business

OVERVIEW

     Rose's Holdings, Inc. (the "Company"), is a Delaware corporation, incorporated in 1997 to act as a holding company for Rose's Stores, Inc., an operator of general merchandise discount stores founded in 1927 in Henderson, North Carolina ("Stores").

     On September 5, 1993, Stores filed a voluntary petition for Relief under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of North Carolina (the "Bankruptcy Court"). Stores Modified and Restated First Amended Joint Plan of Reorganization (the "Plan") was approved by Order of the Bankruptcy Court on April 24, 1995. On April 28, 1995, the Plan became effective. Details of the bankruptcy proceedings are discussed in Note 3 to the Company's Financial Statements included elsewhere herein.

     In August 1997, Stores was reorganized into a holding company structure and became a wholly-owned subsidiary of the Company. On December 2, 1997, the Company consummated the sale to Variety Wholesalers, Inc. ("Variety") of all of the outstanding capital stock of Stores (the "Sale") pursuant to a Stock Purchase Agreement, dated as of October 24, 1997, between the Company and Variety (the "Stock Purchase Agreement"). The Sale constituted the disposition by the Company of substantially all of its assets and was approved by the holders of a majority of the outstanding shares of Common Stock at a special meeting of the stockholders of the Company on December 2, 1997. The total purchase price for the Sale was $19,200,000, including $1,920,000 which was placed in escrow. The proceeds of the Sale, net of certain transaction, closing, and other costs, were $15,331,000 (including the escrow). For further information with respect to the Sale, the Stock Purchase Agreement, and related matters, reference is made to the Company's definitive proxy statement, dated November 10, 1997, as filed with the Securities and Exchange Commission.

     On August 31, 1998, the Company, through Rose's International, Inc. ("International"), a newly formed, wholly-owned Delaware subsidiary, consummated the acquisition of 90% of the outstanding common stock of WebBank Corporation, a Utah industrial loan corporation ("WebBank"), pursuant to an assignment (the "Assignment") from Praxis Investment Advisers, a Nevada limited liability company ("PIA"), of a stock purchase agreement, dated January 20, 1998 (the "Purchase Agreement"), between PIA and Block Financial Corporation ("Block"), relating to the purchase by PIA of all of the issued and outstanding shares of common stock of WebBank. Pursuant to the Assignment, the Company paid Block $4,783,000 for the shares of WebBank's common stock to be purchased from Block pursuant to the Purchase Agreements. In addition the Company paid $288,000 in acquisition costs, for a total purchase price of $5,071,000.

     Also on August 31, 1998, the Company formed Praxis Investment Advisers, Inc., a Delaware corporation ("Praxis") which together with International and Andrew Winokur, the holder of the 10% of Praxis not owned by the Company ("AW"), has entered into a management agreement (the "Management Agreement") under which Praxis has agreed to provide certain management services to AW and International in connection with the ownership and operation of WebBank. The Management Agreement provides that Praxis may make recommendations to and consult with, the management and board of directors of WebBank with respect to the deployment of WebBank's capital, the development of its business lines, its acquisition of assets and its distributions to its stockholders.

 DESCRIPTION OF BUSINESS

     The subsidiaries of the Company described above operate in the banking environment. Following is a description of their recent activities and structure. WebBank engages in commercial finance transactions, U.S. Government credit enhancement and consumer specialty financing. WebBank is an FDIC insured Utah industrial loan corporation which, although a state chartered institution, possesses some characteristics of a national bank.

WebBank has three innovative approaches to its market:

1. Strategic Alliances--Many specialty finance, consumer and mortgage lending companies operate inefficiently across state lines due to state specific regulatory requirements. Through a strategic alliance with WebBank, financial product originators can provide their products uniformly and efficiently through WebBank's national charter. WebBank has the ability to help companies originate their asset classes with financial provisions allowable under Utah law. WebBank will be paid a fee and provide normal processing protections to ensure full compliance with its regulatory requirements. Currently WebBank has one program established and operating, and has just reached agreement on a second national alliance.

2. Portfolio Development-- WebBank is currently utilizing a relationship with a national bank that provides wholesale certificates of deposit to obtain FDIC insured funds at a highly competitive rate. These funds in turn are deployed in commercial credit enhancement programs administered by several agencies of the U.S. government. The loan program is an example of the synergy between the Company's subsidiaries emphasizing product and sourcing relationship development (from Praxis) and underwriting, execution and regulatory compliance (from WebBank). The emphasis inherent in this function is to identify product (originated by others) and to selectively identify loans where opportunity-pricing benefits can be obtained.

3. U.S. Government Credit Enhancement--The business development programs of the federal government provide significant opportunity for lenders to provide financing to higher risk creditors through the use of government guarantees. Such loans can then be pooled and converted into marketable securities. Currently, both U.S. Department of Agriculture programs and those administered by the U.S. Small Business Administration are being actively pursued.

     Praxis, based in St. Helena, California, provides research and development in creating financial products, followed by implementing practical realization of those products. Following is a description of two current programs of Praxis:

1. Assignable Annuity Purchase and Securitization--Praxis will set up an investment vehicle that will buy obligations of highly rated insurance companies where the assignment process is perfect and irrevocable, and these are the most senior obligations of the Company. In most cases other senior obligations yield substantially higher than similar obligations and so once critical mass is achieved these will be securitized.

2. Film Financing --Praxis will provide financing to the film industry, backed by major well-rated insurance companies which will provide insurance that the film is finished and certain minimum revenue streams are achieved.

Item 2. Properties

     As of March 31, 1998, the Company entered into a sub-lease for office space with Gateway Industries, Inc. The rent is approximately $2,700 a month. This lease runs through March 31, 2001, but may be terminated by either party with 90 days notice. Warren Lichtenstein, the Company's President, Chief Executive Officer, and Chief Accounting Officer, is the Chief Executive Officer and the principal stockholder for Gateway Industries, Inc.

Item 3. Legal Proceedings

     The registrant is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote at the annual meeting of stockholders of the Company, held on November 4, 1998 and continued on November 11, 1998:

1.   Proposal to amend the Company 's Restated  Certificate of  Incorporation to
     (i) changed the par value of the Company 's capital stock from no par value to $.001 par value per share and (ii) deleted therefrom certain unnecessary provisions relating to the bankruptcy of the Corporation's former operating subsidiary; (FOR: 5,315,750; AGAINST: 17,617; ABSTAINED: 18,394)

2. Proposal to amend the Company 's Restated Certificate of Incorporation to effect a reverse stock split followed by a forward stock split of the Company 's common stock; (FOR: 6,568,355; AGAINST: 28,757; ABSTAINED:
     27,262)

3.   Proposal to amend the Company 's Restated  Certificate of  Incorporation to
     (i) eliminate the Corporation's staggered Board of Directors and (ii) reduce the required number of Board members; (FOR: 5,961,157; AGAINST:
     112,668; ABSTAINED: 7,355)

4. Proposal to approve the performance bonus award to the president and chief executive officer of a subsidiary of the Company to qualify such award under Section 162(m) of the Internal Revenue Code of 1986, as amended; (FOR: 5,145,773; AGAINST: 185,110; ABSTAINED: 24,878)

5. Proposal to approve the merger of the Company 's New Equity Compensation Plan with the Long Term Stock Incentive Plan, together with certain amendments to the Long Term Stock Incentive Plan; (FOR: 5,192,265; AGAINST:
     137,926; ABSTAINED: 25,570)

6. Ratified the appointment of KPMG LLP, independent accountants, to audit the books and accounts of the Company. (FOR: 6,614,080; AGAINST: 5,374;
     ABSTAINED: 4,920)

PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters

The Common Stock was listed on the Nasdaq National Market System until March 11, 1998, at which time the Common Stock was delisted because the Company had no commercial operations. Since such date, the Common Stock has traded on the NASD OTC Bulletin Board (symbol "RSES"). The Company had 610 holders of record of Common Stock on March 18, 1999. The Company paid no dividends on its Common Stock in 1998 or 1997. High and low prices of the Common Stock, as reported on the NASDAQ OTC Bulletin Board, are shown in the table below:

                        Eleven Months Ended                  Fiscal Year Ended
                          January 31, 1998                    Decmber 31, 1998

                        High          Low                    High          Low
1st Quarter            3  1/8       3  7/64                 3  3/4       3  5/8
2nd Quarter            3  5/8       3  5/8                  2 13/16      2 13/16
3rd Quarter            4  3/16      4                       3  9/16      3  5/16
4th Quarter            6            5 27/32                 3  3/16      3  1/32

Item 6.  Selected  Consolidated  Financial  Data
                (Amounts in thousands except per share amounts.
            Not covered by Report of Independent Public Accountants)

                                                                Eleven Months
                                                              Ended December 31,      Fiscal Years
                                                                    1998           1997(a)     1996
Revenue:
      Total Revenue ..........................................   $   --         $   --      $   --
Costs and Expenses:
      Total costs and expenses ...............................      1,450            347        --
Other Income .................................................        676            418        --
Earnings (Loss) from
      continuing operations ..................................       (774)            71        --
Discontinued Operations:
      Earnings (loss) from
        operation of discontinued
        business .............................................       --           (3,163)        380
      Loss from disposal of
        discontinued operation ...............................       --          (22,446)       --
      Earnings (loss) from
        discontinued operation ...............................       --          (25,609)        380
Net earnings (loss) before
      minority interest ......................................       (774)       (25,538)        380
Loss attributable to
      minority interests .....................................         59           --          --
Net earnings (loss) ..........................................   $   (715)      $ (25,538)  $    380


Net earnings (loss) per common
        share-basic and diluted ..............................      (0.17)         (5.91)        .09
Cash dividends ...............................................       --             --          --
Total assets .................................................     15,980         15,408     160,332










--------------
(a) On December 2, 1997, the Company sold all of the outstanding stock of Rose's Stores, Inc. ("Stores") its sole operating entity. The operating results of Stores prior to the consummation of the sale are shown as earnings or loss of discontinued business. The loss resulting from the sale is show as loss from disposal of discontinued operation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Rose's Holdings, Inc. (the "Company") was incorporated in August 1997 as a holding company. In December 1997, the Company divested itself of Rose's Stores, Inc., then its only operating subsidiary, and in August 1998, the Company consummated a transaction in which it acquired a 90% interest in WebBank, a Utah industrial loan corporation, and Praxis.

     WebBank and Praxis operate in the banking environment. WebBank provides commercial and consumer specialty finance transactions utilizing U.S. Government credit enhancement. The benefits of WebBank's special charter allow it to "export" Utah's regulatory environment (interest rates, late charges, and prepayment fees, etc.) to forty-eight other states.

RESULTS OF OPERATIONS

     Revenue--The Company reported gross revenue for the eleven months ended December 31, 1998, of $676,000, as a result of interest income on an outstanding loan receivable, securities available-for-sale, and cash and cash equivalents.

     Costs and Expenses--Selling, general and administrative expenses ("SG&A") for the consolidated Company totaled $1,450,000 for the eleven months ended December 31, 1998 and consisted primarily of salary and benefits, facilities rentals and professional fees. There are no comparable prior year figures for SG&A as the discontinued operation was being liquidated and the new subsidiaries were not yet acquired or formed.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled $8,681,000 at December 31, 1998. The Company's management believes that the Company's current cash flows are adequate to meet its liquidity needs.

     As of August 31, 1998 the Company purchased 90% of WebBank for $5,071,000 and formed Praxis with 90% ownership for $428,000 including a total of $288,000 for acquisition costs. With $8,681,000 cash available the Company is seeking additional acquisitions and/or merger transactions in which to employ its cash. No firm commitments have been realized and no letters of intent have been signed at this time. There can be no assurance that the Company will be able to locate or purchase a business, or that such business, if located and purchased, will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness or issue securities.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY FORWARD-LOOKING STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K AND PRESENTED ELSEWHERE BY MANAGEMENT. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. A NUMBER OF UNCERTAINTIES EXIST THAT COULD AFFECT THE COMPANY'S FUTURE OPERATING RESULTS, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC CONDITIONS, CHANGES IN INTEREST RATES, THE COMPANY'S ABILITY TO ATTRACT DEPOSITS, AND THE COMPANY'S ABILITY TO CONTROL COSTS. BECAUSE OF THESE AND OTHER FACTORS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATION OF FUTURE PERFORMANCE. THE COMPANY'S FUTURE OPERATING RESULTS MAY VARY SIGNIFICANTLY. INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE FUTURE RESULTS AND SHOULD BE AWARE THAT THE TRADING PRICE OF THE COMPANY'S COMMON STOCK MAY BE SUBJECT TO WIDE FLUCTUATIONS IN RESPONSE TO QUARTERLY VARIATIONS IN OPERATING RESULTS AND OTHER FACTORS, INCLUDING THOSE DISCUSSED ABOVE.

YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Any of the Company's computer programs or other information systems that have time-sensitive software or embedded microcontrollers may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. During fiscal 1998, the Company completed an initial review of its information and non-information technology systems. This review included its existing and planned computer software and hardware. The Company has made an initial determination, based on its initial review, that the costs and/or consequences associated with the Year 2000 issue are not expected to have a material effect on its business, operations or future financial condition. A second, more in-depth analysis was also conducted, and included the testing of information systems. Based on these reviews, the Company presently believes that the Year 2000 Issue will not pose significant operational problems for its computer and other information systems.

     If required, the Company will utilize both internal and external resources to reprogram, or replace, and test the software and systems for Year 2000 modifications. If such modifications, conversions and/or replacements are not made, are not completed timely, or if any of the Company's suppliers or customers do not successfully deal with the Year 2000 Issue, the Year 2000 Issue could have a material impact on the operations of the Company and/or its subsidiaries. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time.

     While management has not yet specifically determined the costs associated with its Year 2000 readiness efforts, monitoring and managing the Year 2000 Issue will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third-party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Such costs have not been material to date. Both direct and indirect costs of addressing the Year 2000 Issue will be charged to earnings as incurred.

     After evaluating its internal compliance efforts as well as the compliance of third parties as described above, the Company has developed appropriate contingency plans to address situations in which various systems of the Company, or of third parties with which the Company does business, are not year 2000 compliant. Some risks of the Year 2000 Issue, however, are beyond the control of the Company and its suppliers and customers. For example, no preparations or contingency plan will protect the Company from a downturn in economic activity caused by the possible ripple effect throughout the entire economy caused by the Year 2000 Issue.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which becomes effective on January 1, 2000 for calendar year companies such as the Company. The new standard will significantly change the accounting treatment of end-user derivative contracts. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company will have to reconsider its risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the potential impact of the new accounting standard.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company maintains an investment portfolio and participates in commercial loans. Both of these activities are subject to specific policies that are focused on preserving principal, maintaining proper liquidity to meet operating needs, and maximizing yields.

     The Company's operations may be subject to a variety of market risks, the most material of which is the risk of changing interest rates. Most generally, interest rate risk is the volatility in financial performance attributable to changes in market interest rates, which may result in either fluctuation of net interest income or changes to the economic value of the equity of the Company.

     After a review of its investments and commercial loans as of December 31, 1998, the Company has determined that its current exposure to interest rate risk would not result in a significant impact to the financial statements taken as a whole.

Item 8.   Financial Statements and Supplementary data

     See the Company's Consolidated Financial Statements contained elsewhere herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.  Directors and Executive Officers

     The information required by this item will be included under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report and is incorporated herein by reference.

Item 11.  Executive Compensation

     The information required by this item will be included under the caption "Executive Compensation" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be included under the captions "Principal Stockholders" and "Beneficial Ownership of Directors and Management" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item is will be included under the caption `Certain Relationships and Related Transactions' in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Financial Statements

     See index to consolidated  financial statements  immediately  following the exhibit index.

(b) Reports on Form 8-K filed during the fourth quarter of the period covered by this report:

(i) Report on Form 8-K dated August 31, 1998, filed November 16, 1998, containing pro forma financial information relating to the Company's acquisition of 90% of the equity interest in WebBank Corporation, originally reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 1, 1998.

(c)      Exhibits

      See exhibit index immediately following the signature page.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                 ROSE'S HOLDINGS, INC.


                 By: /s/ Warren G. Lichtenstein_________________
                       Warren G. Lichtenstein
                       President, Chief Executive Officer
                       and Chief Accounting Officer

                 By: /s/ Jack L. Howard_______________________
                       Jack L. Howard
                       Vice President and Chief Financial Officer




Date: March 31, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack L. Howard_______________________
Jack L. Howard, Director


/s/ Warren G. Lichtenstein_________________
Warren G. Lichtenstein, Director


/s/ Earle C. May_________________________
Earle C. May, Director


--------------------------------------
Joseph L. Mullen, Director


/s/ Harold Smith_________________________
Harold Smith, Director

                                  EXHIBIT INDEX


10.1 Purchase Agreement incorporated by reference to exhibit 1 of the Company's current report on form 10-Q for the period ended August 1, 1998.

10.2 Subscription  and  Stockholders  Agreement  incorporated  by  reference  to exhibit 2 of the Company's current report on form 10-Q for the period ended August 1, 1998

10.3 Assignment,  Transfer and Delegation Agreement incorporated by reference to exhibit 3 of the Company's Current Report on Form 10-Q for the period ended August 1, 1998

10.4 Employment Agreement incorporated by reference to exhibit 4 of the Company's Current Report on Form 10-Q for the period ended August 1, 1998

10.5 Management Agreement incorporated by reference to exhibit 1 of the Company's Current Report on Form 10-Q for the period ended August 1, 1998

23.1 Consent of Deloitte & Touche, LLP, Independent Auditors. incorporated by reference to exhibit of the Company's Current Report on Form 8-K for the period ended August 1, 1998

23.2 Consent of KPMG, LLP, Independent Auditors

27   Financial Data Schedule

                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS................................ F-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS, KPMG LLP......................... F-2

Consolidated Balance Sheets - December 31, 1998 and January 31, 1998....... F-3

Consolidated Statements of Operations for the eleven months ended
December 31, 1998 and for the years ended January 31, 1998
and January 25, 1997....................................................... F-4

Consolidated Statements of Stockholders' Equity for the eleven months ended December 31, 1998 and for the years ended January 31, 1998 and
January 25, 1997........................................................... F-5

Consolidated Statements of Cash Flows for the eleven months ended
December 31, 1998 and for the years ended January 31, 1998 and
January 25, 1997........................................................... F-6

Notes to Consolidated Financial Statements................................. F-8

                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

            MANAGEMENT'S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

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

     The responsibility of our independent auditors, KPMG LLP, is limited to an expression of their opinion on the fairness of the consolidated financial statements presented. Their opinion is based on procedures, described in the second paragraph of their report, which include evaluation and testing of controls and procedures sufficient to provide reasonable assurance that the financial statements neither are materially misleading nor contain material errors.

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

By: /s/ Warren G. Lichtenstein_________________
      Warren G. Lichtenstein
      President, Chief Executive Officer
      and Chief Accounting Officer

By: /s/ Jack L. Howard_______________________
      Jack L. Howard
      Vice President and Chief Financial Officer

                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES


                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Rose's Holdings, Inc.:


     We have audited the accompanying consolidated balance sheets of Rose's Holdings, Inc. and its subsidiaries as of December 31, 1998 and January 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the eleven months ended December 31, 1998 and the years ended January 31, 1998 and January 25, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rose's Holdings, Inc. as of December 31, 1998 and January 31, 1998 and the results of its operations and its cash flows for the eleven months ended December 31, 1998 and the years ended January 31, 1998 and January 25, 1997 in conformity with generally accepted accounting principles.


                                                              /s/KPMG LLP
Salt Lake City, Utah
February 12, 1999



                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)


                                                                    December 31,                 January 31,
                                                                        1998                        1998
                                                                        ----                        ----
Assets
  Cash and cash equivalents                                          $    8,681                 $   13,465
  Cash restricted in escrow                                               2,018                      1,920
  Investment securities available for sale (note 5)                       2,081                          -
  Prepaid expense                                                            33                          -
  Commercial loans                                                        1,081                          -
  Accrued interest receivable                                                41                          -
  Property and equipment, net (note 6)                                      116                          -
  Other assets                                                              196                         23
  Goodwill, net of accumulated
      amortization of $41                                                 1,733                          -
                                                                      ---------                  ---------

                                                                     $   15,980                 $   15,408
                                                                      =========                  =========

Liabilities
  Demand deposits                                                    $      105                 $        -
  Accounts payable and accrued expenses                                     326                          6
  Income taxes payable to subsidiary's former parent                        309                          -
                                                                      ---------                  ---------
       Total liabilities before minority interests                          740                          6

  Minority interests                                                        553                          -

Stockholders' Equity
  Preferred stock, 10,000,000 shares authorized, zero issued                  -                          -
  Common stock, 50,000,000 shares authorized;
     $.001 par value, 4,310,192 shares issued and outstanding at
     December 31, 1998; no par value, 4,320,032 shares issued
     and outstanding at January 31, 1998                                      4                     35,000
  Paid-in capital                                                        36,155                      1,159
  Accumulated deficit                                                   (21,472)                   (20,757)
                                                                      ---------                  ---------
       Total stockholders' equity                                        14,687                     15,402
                                                                      ---------                  ---------
  Commitments and contingencies (note 11)
                                                                     $   15,980                 $   15,408
                                                                      =========                  =========



See accompanying notes to consolidated financial statements.



                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands except share data)


                                                    Eleven months
                                                        ended           Year ended          Year ended
                                                    December 31,        January 31,         January 25,
                                                        1998               1998                1997
                                                        ----               ----                ----
Interest and fees on loans                        $       30         $         -         $         -
Interest on cash equivalents                             631                 418                   -
Interest on investment securities
  available for sale                                      15                   -                   -
                                                   ---------          ----------          ----------
     Total interest income                               676                 418                   -
Selling, general and administrative                    1,450                 347                   -
                                                   ---------          ----------          ----------
          Operating income (loss)                       (774)                 71                   -
Earnings (loss) from operation
  of discontinued business                                 -              (3,163)                380
Loss from disposal of
  discontinued business                                    -             (22,446)                  -
                                                  ----------          ----------          ----------
          Earnings (loss) before
            minority interest                           (774)            (25,538)                380
Loss attributable to
  minority interests                                      59                   -                   -
                                                  ----------           ---------           ---------
          Net earnings (loss)                    $      (715)         $  (25,538)         $      380
                                                  ==========           =========           =========

Basic and diluted
  earnings (loss) per share                      $     (0.17)         $    (5.91)         $     0.09
Weighted average number of common shares
  and common share equivalents:
  Basic and diluted                                4,315,966           4,320,032           4,320,032




See accompanying notes to consolidated financial statements.


                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              Eleven Months Ended December 31, 1998 and Years Ended
                      January 31,1998 and January 25, 1997
                    (Amounts in thousands except share data)




                                                                                         Retained
                                                                                         earnings           Total
                                                      Common stock       Paid-in       (accumulated      stockholders'
                                          Shares         Amount          capital         (deficit)         equity
Balance at January 27, 1996             4,320,032       $ 35,000         $  1,159         $  4,401        $ 40,560

Net earnings                                                                                   380             380
                                        ---------       --------         --------         --------        --------
                                                -              -                -

Balance at January 25, 1997             4,320,032         35,000            1,159            4,781          40,940

Net loss                                                                                   (25,538)        (25,538)
                                        ---------       --------         --------         --------        --------
                                                -              -                -

Balance at January 31, 1998             4,320,032         35,000            1,159         (20,757)          15,402

Net loss                                        -              -                -            (715)            (715)

Shares retired                             (9,840)             -                -                -               -

Assignment of par value to common
   stock                                        -        (34,996)          34,996                -               -
                                        ---------       --------         --------         --------        --------


Balance at December 31, 1998            4,310,192       $      4         $ 36,155         $(21,472)       $ 14,687
                                        =========       ========         ========         ========        ========




See accompanying notes to consolidated financial statements.



                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Amounts in thousands)


                                                           Eleven
                                                        months ended       Year ended       Year ended
                                                        December 31,       January 31,      January 25,
                                                            1998              1998             1997
                                                            ----              ----             ----
Cash flows from operating activities:
Operating income (loss) after minority interest        $      (715)       $       71       $        -
Adjustments to reconcile operating income (loss)
    after minority interest to net cash provided by
    (used in) operating activities:
  Minority interest                                            (59)                -                -
  Depreciation and amortization                                 20                 -                -
  Amortization of loan premiums                                  9                 -                -
  Amortization of goodwill                                      41                 -                -
  Amortization of premiums for available-for-sale securities    24                 -                -
  Net change attributable to discontinued business               -           (45,445)           5,521
Net change in assets and liabilities:
    Prepaid expense                                            (33)                -                -
    Accrued interest receivable                                (20)                -                -
    Other assets                                              (145)                -                -
    Accounts payable and accrued expenses                      312                 -                -
                                                        ----------        ----------       ----------

Net cash provided by (used in) operating activities           (566)          (45,374)           5,521

Cash flows from investing activities:
  Purchase of subsidiary                                    (2,946)                -                -
  Purchase of available-for-sale securities                 (1,649)                -                -
  Purchase of loans                                         (2,376)                -                -
  Sales of loans                                             2,157                 -                -
  Proceeds from principal payments received on loans            28                 -                -
  Purchase of property and equipment                           (47)                -                -
  Minority interest                                            612                 -                -
  Net change attributable to discontinued business               -            11,127           (3,608)
Funds transferred to escrow                                    (98)                -                -
                                                        -----------      -----------       ----------

Net cash  provided by (used in) investing activities        (4,319)           11,127           (3,608)

Cash flows from financing activities:
  Net change attributable to discontinued business     $         -        $   46,471       $   (1,265)
  Net increase in deposits                                     101                 -                -
                                                       -----------        ----------       ----------

Net cash provided by (used in)
  financing activities                                         101            46,471           (1,265)

Net increase (decrease) in cash and cash equivalents        (4,784)           12,224              648
Cash and cash equivalents at beginning of period            13,465             1,241              593
                                                       -----------        ----------       ----------
Cash and cash equivalents at end of period             $     8,681        $   13,465       $    1,241
                                                       ===========        ==========       ==========


                                                                                          (continued)
See accompanying notes to consolidated financial statements.



                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                           Eleven
                                                        months ended       Year ended       Year ended
                                                        December 31,       January 31,      January 25,
                                                            1998              1998             1997
                                                            ----              ----             ----
Supplemental disclosure of additional non-cash
  activities:
  Retirement of net book value of assets in
    reserve for store closings                        $          -       $        30      $         -
  Capital lease additions                                        -               887               67
  Conversion of loan receivable to investment
      securities available for sale                            216                 -                -

During 1998 the Company acquired 90 percent of the outstanding stock of WebBank Corporation (note 4). The following is a summary of the effect of this transaction in the Company's consolidated balance sheet:

  Assets acquired:

    Investment securities available for sale                 $     (240)
    Commercial loans                                             (1,115)
    Accrued interest receivable                                     (21)
    Property and equipment                                          (89)
    Other assets                                                    (28)
    Goodwill                                                     (1,774)

  Liabilities assumed:

    Demand deposits                                                   4
    Accounts payable and accrued expenses                             8
    Income taxes payable to subsidiary's former parent              309
                                                             ----------

    Net cash used                                            $   (2,946)
                                                             ==========

See accompanying notes to consolidated financial statements.

                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:
              Eleven Months Ended December 31, 1998 and Years Ended
                      January 31, 1998 and January 25, 1997
                    (Amounts in thousands except share data)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization--The consolidated financial statements include the financial statements of Rose's Holdings, Inc. and its subsidiaries Rose's International, Inc. (International), WebBank Corporation (WebBank) and Praxis Investment Advisors, Inc. (Praxis), collectively referred to as the Company. WebBank is a Utah-chartered industrial loan corporation, and is subject to comprehensive regulation, examination, and supervision by the Federal Deposit Insurance Corporation (FDIC), and the State of Utah Department of Financial Institutions. WebBank provides commercial and consumer specialty finance transactions utilizing US Government credit enhancement. Praxis operates primarily as an investment advisor by providing research and development of financial products and assistance in implementing those products. All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents--The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company also considers investments in mutual funds where the underlying investment is highly liquid to be cash equivalents. Cash equivalents are stated at cost, which approximates market.

Earnings Per Share--Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted net earnings (loss) per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options and stock warrants. Diluted net earnings (loss) per common share is not shown in the accompanying consolidated statements of operations, as common equivalent shares from stock options would have an anti-dilutive effect, or results would not be materially different from basic earnings per share.

     For the eleven months ended December 31, 1998 and the year ended January 31, 1998 there were antidilutive common stock equivalents of 503,534 and 48,939, respectively. Accordingly, these common stock equivalents were not included in the computation of diluted earnings (loss) per share for the years presented, but may be dilutive to future basic and diluted earnings per share.

Investment Securities--The Company classifies its securities as either available-for-sale securities or held-to-maturity securities. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale.

Available-for-sale securities are recorded at fair value with net unrealized gains or losses (net of taxes) excluded from income and reported as a separate component of stockholders' equity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of stockholders' equity. The unrealized holding gains or losses included in the separate component of stockholders' equity for securities transferred from available-for-sale to held-to-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost for the security. Interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale or held-to-maturity are included in earnings and are derived using the specific-identification method of determining the cost of securities sold.

Loans--Loans receivable held by the Company are reported at the principal amount outstanding, net of premiums and discounts. Premiums and discounts are accreted/amortized over the life of the related loan under the interest-yield method. Interest income is accrued daily as earned.

Allowance for Loan Losses--The allowance for loan losses is established through a provision for loan losses charged to Company operations. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

     The allowance is an amount that management believes will be adequate to absorb possible loan losses based on evaluations of collectibility and prior loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans, and current and anticipated economic conditions that may affect the borrowers' ability to pay. Management also obtains appraisals where considered necessary.

     At December 31, 1998, management has determined that no allowance for loan losses is necessary. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers might necessitate future additions to the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     Accrual of interest is discontinued on a loan when the loan is 90 days past due or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Interest income on nonaccrual loans is credited to income only to the extent interest payments are received. Loans are restored to accrual of interest when delinquent payments are received in full. Additionally, the Company uses the cost recovery accounting method to recognize interest income on impaired loans.

Property and Equipment--Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation of property and equipment is computed by the straight-line method over estimated useful lives from one to five years. Leasehold improvements are amortized over the terms of the related leases or the estimated useful lives of the improvements, whichever is shorter. Useful lives of leasehold improvements are between three and five years.


Income Taxes--Deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


Loans Held for Sale--The Company originates loans to customers under a United States Department of Agriculture (USDA) program that generally provides for USDA guarantees of 75 percent to 90 percent of each loan. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. The Company plans to sell the guaranteed portion of each loan to a third-party and retain the unguaranteed portion in its own portfolio. The Company will allocate basis of the loans sold and the retained portions based upon their relative fair market value.

Stock Based Compensation--The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Goodwill--The acquisition of WebBank was accounted for under purchase accounting resulting in goodwill of $1,774 which is being amortized over 15 years. Management estimates the recoverability of unamortized goodwill and its remaining useful life based on WebBank's undiscounted future pre-tax income.

New Accounting Pronouncements-- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which becomes effective on January 1, 2000 for calendar year companies. The new standard will significantly change the accounting treatment of end-user derivative contracts. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company will have to reconsider its risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the potential impact of the new accounting standard.


2.  DISCONTINUED OPERATIONS

     On August 7, 1997, pursuant to an agreement and plan of merger among Rose's Stores, Inc. (Stores) and two newly created, wholly-owned subsidiaries of Stores, Stores became a wholly-owned subsidiary the Company. As a result of such merger, each share of common stock, no par value (Stores Common Stock), of Stores was converted into common stock, no par value (Common Stock), of the Company and each warrant, option, or other right entitling the holder thereof to purchase or receive shares of Stores Common Stock was converted into a warrant, option, or other right (as the case may be) entitling the holder thereof to purchase or receive shares of Common Stock on identical terms. The powers, rights and other provisions of the Common Stock were identical to the powers, rights and other provisions of the Stores Common Stock. The transaction was accounted for as a combination of entities under common control in a manner similar to a pooling of interests. Certain prior period amounts have been restated to reflect the effects of discontinued operations.

     On December 2, 1997, the Company consummated the sale to Variety Wholesalers, Inc. (Variety) of all the outstanding capital stock of Stores pursuant to a stock purchase agreement, dated as of October 24, 1997, between the Company and Variety (the Sale). The Sale constituted the disposition by the Company of substantially all of its assets and was approved by the holders of a majority of the outstanding shares of common stock of the Company at a special meeting of the stockholders of the Company on December 2, 1997. The total purchase price for the Sale was $19,200, including $1,920 that was placed in escrow. The proceeds of the Sale, net of certain transactions, closing, and other costs, were $15,331 (including the $1,920 in escrow). The loss resulting from the Sale was $22,446.


3.  REORGANIZATION AND EMERGENCE FROM CHAPTER 11

     The Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code (Chapter 11) on September 5, 1993 (the Filing
Date). The Company's Modified and Restated First Amended Joint Plan of Reorganization (the Plan) was consummated on April 28, 1995 (the Effective
Date).

     The Plan provided for, among other things, the cash payment of $26,423 to the Company's pre-petition secured lenders and amounts owing under the debtor-in-possession revolving credit agreement and various administrative and tax claims due at the Effective Date, and the distribution of common stock of reorganized Rose's to be issued pursuant to the Plan to creditors. Additionally, stockholders of record as of the Effective Date received their pro-rata share of warrants and the shares of stock, stock options, and stock warrants of the Company's Predecessor were canceled. In addition, RSI Trading, Inc., a wholly owned subsidiary of the Company, was merged into the Company under the provisions of the Plan. Also, a new board of directors was elected for the Successor. Upon consummation of the Plan, the Company obtained $125,000 of post-emergence financing.

     Under Chapter 11, the Company elected to assume or reject real estate leases, employment contracts, and unexpired executory pre-petition contracts.


4.  ACQUISITION AND FORMATION OF SUBSIDIARIES

     On August 31, 1998, International, a newly formed, wholly-owned Delaware subsidiary of the Company, consummated the acquisition of 90 percent of the outstanding common stock (Bank Common Stock) of WebBank, pursuant to an assignment (the Assignment) from Praxis Investment Advisers, a Nevada limited liability company (PIA), of a stock purchase agreement, dated January 20, 1998 (the Purchase Agreement), between PIA and Block Financial Corporation (Block), relating to the purchase by PIA of all of the issued and outstanding shares of Bank Common Stock. Pursuant to the Assignment, the Company paid Block $4,783 for the shares of Bank Common Stock to be purchased by Block pursuant to the Purchase Agreement. In addition, the Company paid $288 in acquisition costs, for a total purchase price of $5,071. The acquisition was accounted for under purchase accounting, resulting in goodwill of $1,744. On August 31, 1998, Praxis was formed by a cash contribution from the Company of $428 for a 90 percent ownership of newly issued stock.

     In connection with the purchase of Bank Common Stock, International entered into a subscription and stockholders agreement, dated as of August 31, 1998 (the Stockholders Agreement) with Andrew Winokur (AW), the owner of the 10 percent of the outstanding shares of Bank Common Stock not purchased by International. Pursuant to the Stockholders Agreement, International agreed to purchase 90 percent, and AW agreed to purchase 10 percent, of the common stock (Praxis Common Stock) of Praxis. The Stockholders Agreement also provides for certain restrictions on the disposition by AW of his Bank Common Stock and Praxis Common Stock and certain rights and obligations of International and the Company to purchase the shares of Bank Common Stock and Praxis Common Stock owned by AW.

     International, AW and Praxis have entered into a management agreement (the Management Agreement) under which Praxis has agreed to provide certain management services to AW and International in connection with the ownership and operation of WebBank. The Management Agreement provides that Praxis may make recommendations to and consult with the management and Board of Directors of WebBank with respect to the deployment of WebBank's capital, the development of the WebBank's business lines, the acquisition of assets by WebBank, and distributions to WebBank's stockholders.

     Praxis and AW have also entered into an employment agreement (the Employment Agreement), providing for the employment of AW by Praxis. Under the Employment Agreement, AW agrees to serve as president and chief executive officer of Praxis for a term of five years (which may be extended for one or more years with the written agreement of the parties). Under the Employment Agreement, AW is granted the authority to formulate the recommendations to WebBank on behalf of Praxis pursuant to the Management Agreement.

5.  INVESTMENT SECURITIES

     Investment securities available for sale as of December 31, 1998, at cost which approximates market, are summarized as follows:

     Collateralized mortgage-backed securities                     $      1,649
     Interest-only strips                                                   432
                                                                      =========
                                                                    $     2,081
                                                                      =========

All investment securities mature between one and twenty years. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.



6.  PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1998, are summarized as follows:



          Leasehold improvements                            $         43
          Furniture and equipment                                     93
                                                               ---------

                                                                     136
          Less accumulated depreciation and amortization              20
                                                               =========

                                                            $        116
                                                               =========


7.  STOCKHOLDERS' EQUITY

     On November 4, 1998, at the annual meeting of stockholders of the Company, the stockholders approved a one-for-two reverse split of its common stock (the Reverse Split). Pursuant to the Reverse Split, which became effective on November 20, 1998 (the Effective Date), every two shares of common stock held by stockholders owning of record 500 or more shares of common stock on the Effective Date were converted into one share of common stock, and all shares held by stockholders owning of record fewer than 500 shares of common stock on the Effective Date were converted into the right to receive a cash payment in the amount of $2.0375 per share. The net effect of the Reverse Split was to reduce the number of shares of common stock outstanding as of the Effective Date from 8,620,383 shares to 4,310,192 shares. All references to the number of common shares and per common share amounts have been restated to reflect the Reverse Split.

8. STOCK OPTIONS (all shares in thousands)

     The Company's New Equity Compensation Plan was adopted on February 14, 1995, and was designed for the benefit of the executives and key employees of the Company by allowing the grant of a variety of different types of equity-based compensation to eligible participants. The Plan provided for the granting of a maximum of 350 shares of stock. The price of the options granted was not less than 100 percent of the fair market value of the shares on the date of grant. The options vested immediately with the Sale of Stores. At that time, all options were canceled 60 days later.

     On April 24, 1997, the Company adopted a Long Term Stock Incentive Plan which provides for the granting to employees and directors of, and consultants to, the Company of certain stock-based incentives and other equity interests in the Company. A maximum of 250 shares may be issued under the Plan. The options are fully vested and exercisable when issued and expire five years from the date of issuance.

     The Board of Directors of the Company, at its meeting on September 2, 1998, approved the merger of the New Equity Compensation Plan into the Long Term Stock Incentive Plan and certain amendments to the Long Term Stock Incentive Plan. At the annual meeting held November 4, 1998, the shareholders approved the merger and certain amendments to the new plan. Approved were the grants of certain stock-based incentives and other equity interests to employees, directors, and consultants. A maximum of 1,000 shares may be issued under the new merged plan. The options are fully vested and exercisable when issued and expire five years from the date of issuance. The following table summarizes stock option activity:

                                   December 31, 1998               January 31, 1998             January 25, 1997
                            -----------------------------   ----------------------------  --------------------------
                                               Weighted-                     Weighted-                    Weighted-
                                                average                       average                      average
                                  Number       exercise          Number       exercise        Number      exercise
                                of shares       price          of shares       price        of shares      price

                            -----------------------------   ----------------------------  --------------------------
Options outstanding at
  beginning of year                      49      $  3.40              159       $  7.78                     $  8.62
                                                                                                   194

Plus options granted                    455
                                                    3.75               59          3.41             28         3.70

Less options exercised/
  expired/canceled                       -             -             (169)
                                ----------                     ----------                   ----------
                                                                     7.46           (63)          8.62
Options outstanding at
  end of year                          504       $  3.71               49       $  3.40           159       $  7.78
                                ==========                     ==========                   ==========

Weighted-average fair
  value of options granted
  during the year                                $  1.73                       $   1.46                     $  1.40


     The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                  Options outstanding and     Weighted-average
                Range of             exercisable at               remaining        Weighted-average
            exercise prices         December 31, 1998         contractual life      exercise price
            ---------------         -----------------         ----------------      --------------
             $ 2.88 - 4.68                 504                   4.39 years           $   3.71


     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been changed to the following pro forma amounts:

                                                  Eleven months
                                                      ended          Year ended      Year ended
                                                   December 31,      January 31,     January 25,
                                                       1998             1998            1997
                                                       ----             ----            ----
        Net earnings (loss)        As reported        $ (715)         $(25,538)        $ 308
                                   Pro forma          (1,503)          (25,609)          308
        Basic and diluted
          earnings (loss) per
          share                    As reported          (.17)            (5.91)          .09
                                   Pro forma            (.34)            (5.92)          .09



     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the eleven months ended December 31, 1998 and the years ended January 31, 1998 and January 25, 1997: risk-free interest rates of 4.7 percent,
5.4 percent, and 5.4 percent, respectively; expected dividend yields of 0 percent for all years; expected lives of 5 years for all years; and expected volatility of 46 percent, 39 percent, and 28 percent, respectively.


9.  EMPLOYEE BENEFIT PLAN AND INCENTIVE PROGRAM

     WebBank has a 401(k) profit sharing plan covering employees who meet age and service requirements. Plan participants are fully vested after five years of service. WebBank matches employee contributions up to five percent of covered compensation at two hundred percent of the employee's contribution. Contributions to the plan amounted to approximately $8 for the eleven months ended December 31, 1998.

10.  INCOME TAXES

     The Company reported no income tax expense or benefit for the eleven months ended December 31, 1998. The difference between the expected tax benefit and actual tax benefit is primarily attributable to the effect of the net operating losses, offset by an increase in the Company's valuation allowance. The tax effects of temporary differences since the Effective Date that give rise to significant portions of the deferred tax assets and liabilities were as follows:

                                                         December 31,       January 31,
                                                             1998              1998
          Deferred tax assets:
             Net operating loss carryforward              $  12,647          $  13,743
             Deferred income                                     19                  -
             Accrued bonuses                                     14                  -
                                                          ---------          ---------
                Total deferred tax assets                    12,680             13,743
                 Less valuation allowance                   (12,680)           (13,743)
                                                          ---------          ---------
          Net deferred tax assets                         $       -          $       -
                                                          =========          =========



     The net changes in the total valuation allowance for the eleven months ended December 31, 1998 and the year ended January 31, 1998, were a decrease of $1,063 and an increase of $7,927, respectively.

     At December 31, 1998, the Company had certain net operating loss carry forwards of approximately $37,000 which are scheduled to expire during the years ending 2010 through 2018. The Company has treated net operating losses incurred prior to the Effective Date in accordance with Section 382(l)(5) of the Internal Revenue Code. As a result, there is approximately $27,000 in net operating losses incurred prior to the Effective Date as well as $10,000 incurred subsequent to the Effective Date available as carryovers. All net operating losses may be subject to certain limitations on utilization.

11.      DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying value for short-term financial instruments that mature or reprice frequently at market rates approximates fair value. Such financial instruments include: cash and cash equivalents, cash restricted in escrow, accrued interest receivable, demand deposits, accounts payable and accrued expenses, and income taxes payable to subsidiary's former parent. The difference between the fair market value and the carrying value for commercial loans and investment securities available for sale is not considered significant to the financial statements.

12.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space under operating lease agreements. The schedule of future minimum lease payments under noncancelable operating leases as of December 31, 1998, are summarized as follows:


              1999                               $       76
              2000                                       80
              2001                                       77
                                                 ==========
                                                 $      233
                                                 ==========


     Rental expense for noncancelable operating leases amounted to approximately $28 for the eleven months ended December 31, 1998. On March 31, 1998 the Company entered into a sub-lease for office space with Gateway Industries, Inc., a related party in which the Company's President is the principal stockholder. Rent under the lease is approximately $2.7 per month, and may be terminated by either party.

     WebBank is a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans. At December 31, 1998, WebBank's undisbursed commercial loan commitments totaled approximately $4,600.

     As a result of the Sale on December 2, 1997 to Variety of all of the outstanding capital stock of the Company's wholly owned subsidiary and then sole operating entity, Stores, the Company was relieved of liability for claims against Stores except to the extent of its indemnification obligation with respect to certain claims, as set forth in the Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, ten percent ($1,920) of the purchase price for the sale of stock to Variety was placed in escrow for payment of indemnified losses to Variety. On February 26, 1999 all contingencies associated with aggregate cumulative indemnifiable losses claimed against escrowed funds were satisfactorily resolved in favor of the Company and escrowed funds, including accumulated interest, were released to the Company.

13.  REGULATORY REQUIREMENTS

     WebBank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on WebBank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WebBank must meet specific capital guidelines that involved quantitative measures of WebBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. WebBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require WebBank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average quarterly assets (as defined). Management believes, as of December 31, 1998, that WebBank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the FDIC categorized WebBank as "well capitalized" under the regulatory framework. To be categorized as "well capitalized" WebBank must maintain certain Total and Tier I capital to risk-weighted assets and Tier I capital to average quarterly assets ratios. There are no conditions or events since that notification that management believes have changed WebBank's category.

Capital amounts and ratios are summarized as follows:

                                                                    Well capitalized           Minimum capital
                                              Actual                  requirement                requirement
                                     ------------------------   ------------------------    -----------------------
                                       Amount         Ratio        Amount       Ratio          Amount       Ratio
                                     -----------   ----------   -----------   ----------    ----------    ---------
         As of
           December 31, 1998:

            Total Capital (Tier 1
              + Tier 2) to risk
              weighted assets       $    3,455      126.65%      $      272     10.00%       $     218       8.00%

            Tier I Capital to
              risk weighted assets
                                         3,455      126.65%             164      6.00%             109       4.00%

            Tier I capital to
              average assets
              (Leverage Ratio)           3,455       80.01%             216      5.00%             173       4.00%


14.  SUBSEQUENT EVENTS

     The Company applied to the Internal Revenue Service to change its fiscal year end to a calendar year end, resulting in an eleven-month reporting period this year. The Internal Revenue Service granted approval of the Company's request in February 1999.

     In January of 1999 the Depository Trust Company made a final determination of 80,968 shares to be treated as representing positions of holders of less than 250 shares (on a post-split basis). Accordingly, the Company deposited in an escrow account with First Union National Bank $331 for the purpose of paying cash to holders of less than 250 shares.

     On January 29, 1999, WebBank entered into a Certificates of Deposit Brokerage Agreement with LaSalle National Bank (LaSalle), a national bank. WebBank proposes to offer Certificates of Deposits (CD), representing transferable individual time deposit accounts which are insured by the Bank Insurance Fund administered by the FDIC, from time to time through LaSalle. Each CD offered and sold shall be in the principal or face amount of $1. The agreement may be terminated by either WebBank or LaSalle on two business days prior written notice. On February 17, 1999, WebBank sold $2,000 in CD's with maturity dates ranging from six months to one year.

15.  YEAR 2000 ISSUE

     Many information technology and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in the Year 2000 and after. This could result in system failures or in miscalculations causing disruption of operations including, but not limited to, an ability to process transactions, to send and receive electronic data, or to engage in routing business activities and operations.

     The Company intends to make the necessary modifications to mitigate the risk of disruption to its operations. The costs of this project and its timely completion are dependent upon numerous assumptions about future events, including availability of certain resources, third party remediation plans, and other factors, many of which are beyond the Company's control. If such modifications are not completed timely, or if any of the Company's customers and suppliers do not successfully deal with the Year 2000 issue, the Year 2000 issue could have a material adverse impact on the operations of the Company.

Exhibit 23.2








               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Rose's Holdings, Inc.:


     We consent to incorporation by reference in Registration Statement No. 333-38851 on Form S-8 of Rose's Holdings, Inc. of our report dated February 12, 1999, relating to the balance sheets of Rose's Holdings, Inc. as of December 31, 1998 and January 31, 1998, and the related statements of operations, stockholder's equity, and cash flows, for the eleven months ended December 31, 1998 and the years ended January 31, 1998 and January 25, 1997, which report appears in this Form 10-K of Rose's Holdings, Inc.


                                                              /s/KPMG LLP
Salt Lake City, Utah
March 31, 1999