Form 10-Q
period 1999-03-31
ROSES HOLDINGS INC
filed 1999-05-14
CIK 85149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 (Mark One)

    (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

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


                                  877-431-2942
              (Registrant's telephone number, including area code)


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

            Class                              Outstanding at April 26, 1999
Common Stock, par value $.001                         4,336,399 Shares

                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX



PART I--FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets
          March 31, 1999 and December 31, 1998.........................    2

          Condensed Consolidated Statements of Operations
          for the three months ended March 31, 1999 and
          the thirteen weeks ended May 2, 1998.........................    3

          Condensed Consolidated Statements of Cash Flow
          for the three months ended March 31, 1999 and
          the thirteen weeks ended May 2, 1998.........................    4

          Notes to Condensed Consolidated Financial Statements.........    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................    7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...    9

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings............................................   10

Item 2.   Changes in Securities........................................   10

Item 3.   Defaults Upon Senior Securities..............................   10

Item 4.   Submission of Matters to a Vote of Security Holders..........   10

Item 5.   Other Information............................................   10

Item 6.   Exhibits and Reports on Form 8-K.............................   10

Signatures.............................................................   11

PART I--FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
       (Amounts in thousands except per share amounts)

                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands except per share amounts)
                                   (Unaudited)

                                                         March 31,     December 31,
                                                            1999          1998
Assets:
    Cash and cash equivalents ......................     $ 11,080      $  8,681
    Cash restricted in escrow ......................          331         2,018
    Investment securities available for sale .......        2,038         2,081
    Prepaid expenses ...............................           80            33
    Commercial loans, net of allowance for loan
       Losses of $26 and $0 ........................        2,443         1,081
    Accrued interest receivable ....................           54            41
    Property and equipment, net ....................          104           116
    Other assets ...................................          201           196
    Goodwill, net of accumulated amortization
       of $73 and $41 ..............................        1,701         1,733
                                                          -------       -------
                                                         $ 18,032      $ 15,980
                                                          =======       =======
Liabilities:
    Demand deposits ................................     $    100      $    105
    Time deposits ..................................        2,612            --
    Accounts payable and accrued expenses ..........          306           326
    Income taxes payable to subsidiary's
       former parent ...............................          309           309
                                                          -------       -------
Total liabilities before minority interests ........        3,327           740

Minority interests .................................          512           553

Stockholders' Equity:
    Preferred stock, authorized 10,000
      shares; none issued ..........................           --            --
    Common stock, authorized 50,000 shares;
     $.001 par value; issued 4,229 and 4,310
      at 3/31/99 and 12/31/98, respectively ........            4             4
    Paid-in capital ................................       36,155        36,155
    Accumulated deficit ............................      (21,966)      (21,472)
                                                          -------       -------
Total stockholders' equity .........................       14,193        14,687
                                                          -------       -------
                                                         $ 18,032      $ 15,980
                                                          =======       =======
     See accompanying notes to condensed consolidated financial statements.

                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Amounts in thousands except per share amounts)

                                                         For the Three   For the Thirteen
                                                          Months Ended     Weeks Ended
                                                         March 31, 1999    May 2, 1998
Interest and fees on commercial loans ................   $        37    $        --
Interest on cash and cash equivalents ................           117            208
Interest investment securities available for sale ....            36             --
                                                          ----------     ----------
        Total interest income ........................           190            208

Interest expense .....................................            15             --
                                                          ----------     ----------
        Net interest income before loan loss provision           175             --

Loan loss provision ..................................            26             --
                                                          ----------     ----------
        Net interest income after loan loss provision            149            208
                                                          ----------     ----------
Non interest income:
Gain on sale of commercial loan ......................           172             --
Other income .........................................            15             --
                                                          ----------     ----------
        Total non interest income ....................           187             --
Non interest expenses:
Salaries .............................................           410             --
Occupancy ............................................            52             --
Goodwill amortization ................................            32             --
Selling, general and administrative ..................           377            248
                                                          ----------     ----------
        Total non interest expenses ..................           871            248


        Loss before minority interests ...............          (535)           (40)
                                                          ----------     ----------

Loss attributable to minority interests ..............            41             --
                                                          ----------     ----------
        Net loss .....................................   $      (494)   $       (40)
                                                          ==========     ==========
Basic and diluted net loss per share .................   $      (.12)   $      (.01)

Weighted average number of common shares and
  common share equivalents, basic and diluted ........     4,246,314      4,316,000


     See accompanying notes to condensed consolidated financial statements.

                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                             (Amounts in thousands)

                                                              For the Three   For the Thirteen
                                                               Months Ended      Weeks Ended
                                                              March 31, 1999     May 2, 1998
Cash flows from operating activities:

Net loss .....................................................   $   (494)       $    (40)

Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Minority interest ..........................................        (41)             --
  Depreciation and amortization ..............................         16              --
  Gain on sale of commercial loan ............................       (172)             --
  Loan loss provision ........................................         26              --
  Amortization of loan premiums ..............................          6              --
  Amortization of goodwill ...................................         32              --
  Amortization of premiums for available-for-sale securities .         27              --
  Cash restricted in escrow ..................................      1,687              --
  Net changes in:
       Prepaid expenses ......................................        (47)             --
       Accrued interest receivable ...........................        (13)             --
       Other assets ..........................................         (5)            (34)
       Accounts payable and accrued expenses .................        (20)              2
                                                                  -------         -------
          Net cash provided by (used in) operating activities       1,002             (72)

Cash flows from investing activities:
  Principal payments received on available-for-sale securities        220              --
  Purchase of available-for-sale securities ..................       (204)
  Purchase of property and equipment .........................         (4)             --
  Funding and purchases of loans .............................     (3,534)             --
  Sale of loans ..............................................      2,291              --
  Proceeds from principal payments received on loans .........         21              --
         Net cash used in investing activities ...............     (1,210)             --

Cash flows provided by financing activities-
  net increase in deposits ...................................      2,607              --

Net increase (decrease) in cash and cash equivalents .........      2,399             (72)
Cash and cash equivalents at beginning of period .............      8,681          13,465
                                                                  -------         -------
Cash and cash equivalents at end of period ...................   $ 11,080        $ 13,393
                                                                  =======         =======
Supplemental disclosure of additional cash activities:
  Cash paid for interest .....................................   $     15        $     --

     See accompanying notes to condensed consolidated financial statements.

                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Three Months Ended March 31, 1999 and Year Ended December 31, 1998
                (Amounts in thousands except per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation--The accompanying interim condensed consolidated financial statements of Rose's Holdings, Inc. and subsidiaries (the "Company") are unaudited and have been prepared in conformity with the requirements of Regulations S-X promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the Company's significant accounting policies is set forth in Note 1 to the consolidated financial statements in the 1998 Annual Report on Form 10-K.

     In the opinion of management, all adjustments are comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

2. ORGANIZATION AND RELATIONSHIPS

     The Company was incorporated in August 1997. In December 1997, the Company consummated the sale of all the outstanding capital stock of Rose's Stores, Inc. ("Stores"), then the Company's only operating subsidiary, to Variety
Wholesalers, Inc. (Variety"). Currently, the Company owns 90% of WebBank Corporation ("WebBank"), a Utah-chartered industrial loan corporation, and Praxis Investment Advisors, Inc. ("Praxis"), a California-based company that operates primarily as an investment advisor, providing research and development of financial products.

     The Company is a party to a management agreement with Praxis and Andrew Winokur, the owner of the remaining 10% interests in WebBank and Praxis, under which Praxis has agreed to provide management services to the Company in connection with its ownership and operation of WebBank. Mr. Winokur serves as the president and chief executive officer of Praxis pursuant to an employment agreement.

3.  CONTINGENCIES

     As a result of the sale of Stores to Variety, the Company was relieved of liability for claims against Stores except to the extent of its indemnification obligation with respect to certain claims. On March 2, 1999 all known claims were settled and the balance of the escrowed amount of $2,041 was disbursed to the Company. In the opinion of management and counsel, all contingencies are either adequately covered by insurance or are without merit.

     On January 20, 1999 an escrow account in the amount of $331 was established to provide funds to buy back shares from holders of less than 250 shares.

4.  DEPOSITS

Deposits are summarized as follows (in thousands):

                                  March 31, 1999             December 31, 1998
                              --------------------         --------------------
                              Weighted                     Weighted
                              average                      average
                              interest    Carrying         interest    Carrying
                               rate         value            rate        value
                              --------    --------         --------    --------
Noninterest Bearing-Demand        0.00%   $    100             0.00%   $    105
Interest-Bearing Time
  Certificates of Deposit         4.70%      2,612             5.35%         --
                                           -------                      -------
                                          $  2,712                     $    105
                                           =======                      =======

Aggregate amounts of accounts over $100,000 were $612 at March 31, 1999 and $0 at December 31, 1998, respectively. The table below sets forth the range of stated interest rates at March 31, 1999:

     Interest-Bearing-Time Certificates of Deposit    4.25% - 5.00%

At March 31, 1999,  certificates by maturity are as follows:

     Maturities  within three months     $     612
     Over three months to one year           2,000
                                          --------
                                         $   2,612
                                          ========

                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjuction with the interim condensed consolidated financial statements of the Company and the Notes thereto.

OVERVIEW

     Rose's Holdings, Inc. (the "Company") owns 90% of WebBank Corporation, an FDIC insured, Utah-chartered industrial loan corporation ("WebBank"), and 90% of Praxis Investment Advisors, Inc., a California-based company that operates as an investment advisor and developer of financial products.

     WebBank currently has agreements with two non-bank consumer lending companies to assist them in offering their financing products on a uniform basis nationwide. Under one agreement, the lending company provides short-term loans to individuals, which loans are secured by interests in paychecks (sometimes called single-pay or "payday" loans). Under the other agreement, the financing company provides lump-sum payments in return for interests in long-term revenue streams, such as from leases or lottery winnings. Such arrangements are known as structured settlements. WebBank is also attempting to establish other, similar relationships with other specialty finance companies in order to utilize its Utah industrial loan charter to provide benefits to such niche financing providers.

     WebBank has also begun to provide financing under guaranteed commercial loan programs of the U.S. government, and has made two loans under a program of the U.S. Department of Agriculture. It continues to pursue opportunities to provide financing under such programs. However, there can be no assurance that the Company will be able to enter into such relationships or provide financing under such programs, or that, once entered into, such relationships will be successful.

RESULTS OF OPERATIONS

     Revenue--The Company reported net interest income after loan loss provision for the three months ended March 31, 1999 of $149,000 as a result of Bank earnings and investment income. Income from loan fees and gain on sale of commercial loan and other miscellaneous items and fees totaled $187,000. The Company had no operating revenue for the thirteen weeks ended May 2, 1998 except for interest income on cash and cash equivalents of $208,000.

     Costs and Expenses--Non-interest expenses totaled $871,000 for the three months ended March 31, 1999 and consisted primarily of salary and benefits, facilities rentals and professional fees. Non-interest expenses for the thirteen weeks ended May 2, 1998 consisted of selling, general, and administrative expenses. The increase in other non-interest expenses in 1999 reflects the increase in operating activities resulting from the acquisition of the Company's subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999 the Company's cash and cash equivalents totaled approximately $11,080,000. As of December 31, 1998 the Company had cash and cash equivalents totaling approximately $8,681,000. This increase was due primarily to the disbursement to the Company on March 2, 1999 of the remaining $2,041,000 placed in escrow in connection with the sale of the Company's operating subsidiary to Variety in December 1997. Management believes that the Company's current cash and cash equivalent balances and expected operating cash flows are adequate to meet its liquidity needs.

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

     During fiscal 1998, the Company completed an initial review of its information and non- information technology systems. This review included its existing and planned computer software and hardware. The Company has made an initial determination, based on its initial review, that the costs and/or consequences associated with the Year 2000 issue are not expected to have a material effect on its business, operations or future financial condition. A second, more in-depth analysis was also conducted, and included the testing of information systems. Based on these reviews, the Company presently believes that the Year 2000 Issue will not pose significant operational problems for its computer and other information systems.

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

     After evaluating its internal compliance efforts as well as the compliance of third parties the Company has developed appropriate contingency plans to address situations in which various systems of the Company, or of third parties with which the Company does business, are not year 2000 compliant. Some risks of the Year 2000 Issue, however, are beyond the control of the Company and its suppliers and customers. For example, no preparations or contingency plan will protect the Company from a downturn in economic activity caused by the possible ripple effect throughout the entire economy caused by the Year 2000 Issue.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report of Form 10-Q and presented elsewhere by management. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, changes in interest rates, the company's ability to attract deposits, and the Company's ability to control costs. Because of these and other factors, past financial performance should not be considered an indication of future performance. The Company's future quarterly operating results may vary significantly. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarterly variations in operating results and other factors, including those discussed above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

        The registrant is not a party to any material legal proceedings.

Item 2. Changes in Securities.

        Not applicable.

Item 3. Defaults Upon Senior Securities.

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the period covered by this report.


Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            See exhibit index immediately following the signature page.

        (b) Reports on Form 8-K

            None.

                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ROSE'S HOLDINGS, INC.


                           By      /s/Warren G. Lichtenstein
                                   Warren G. Lichtenstein
                                   President



                           By      /s/ Jack L. Howard
                                   Jack L. Howard
                                   Vice President





Date:  May 14, 1999

                                 EXHIBIT INDEX



11     Statement Regarding Computation of Net Loss Per Share


27     Financial Data Schedule

                                                                      Exhibit 11


                     ROSE'S HOLDINGS, INC. AND SUBSIDIARIES
             Statement Regarding Computation of Net Loss Per Share


                                           For the Three   For the Thirteen
                                            Months Ended      Weeks Ended
                                           March 31, 1999     May 2, 1998


Net loss .................................   $      (494)   $        (40)

Weighted average common shares outstanding     4,246,314       4,316,000
                                              ----------      ----------

Shares used in computation ...............     4,246,314       4,316,000
                                              ==========      ==========

Net loss per share .......................   $      (.12)   $       (.01)
                                              ==========      ==========