Form 10-Q
period 1999-06-30
ROSES HOLDINGS INC
filed 1999-08-16
CIK 85149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

   (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

   ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                          Commission File Number 0-631

                            WebFinancial Corporation
                        (formerly ROSE'S HOLDINGS, INC.)
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

              Class                                Outstanding at July 22, 1999
Common Stock, par value $.001                            4,430,964 Shares

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                                FORM 10-Q INDEX

                         PART I--FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

        Condensed  Consolidated Balance Sheets
        as of June 30,1999 and as of December 31, 1998..................     3

        Condensed Consolidated Statements of Operations
        for the three months ended June 30, 1999 and
        the thirteen weeks ended August 1, 1998.........................     4

        Condensed Consolidated Statements of Operations
        for the six months ended June 30, 1999 and
        the twenty-six weeks ended August 1, 1998.......................     5

        Condensed Consolidated Statements of Cash Flow
        for the six months ended June 30, 1999 and
        the twenty-six weeks ended August 1, 1998.......................     6

        Notes to Condensed Consolidated Financial Statements............     7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.............................     9

Item 3. Quantitative and Qualitative Disclosures About Market Risk......    13

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings...............................................    14

Item 2. Changes in Securities...........................................    14

Item 3. Defaults Upon Senior Securities.................................    14

Item 4. Submission of Matters to a Vote of Security Holders.............    14

Item 5. Other Information...............................................    14

Item 6. Exhibits and Reports on Form 8-K................................    14

Signatures..............................................................    16

Exhibits Index..........................................................    17

Exhibit 11..............................................................    18

                                                                    PAGE 3 OF 19
                         PART I--FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
       (Amounts in thousands except per share amounts)

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands except per share amounts)
                                  (Unaudited)


                                                         June 30,   December 31,
                                                           1999         1999

Assets:
    Cash and cash equivalents ......................     $ 10,330      $  8,681
    Cash restricted in escrow ......................          332         2,018
    Investment securities available for sale .......        1,692         2,081
    Investment securities held to maturity .........           40          --
    Prepaid expenses ...............................           43            33
    Commercial loans, net of allowance for loan
       losses of $56 and $0 ........................        3,566         1,081
    Accrued interest receivable ....................           63            41
    Property and equipment, net ....................           90           116
    Other assets ...................................          308           196
    Goodwill, net of accumulated amortization
       of $106 and $41 .............................        1,668         1,733
                                                         --------      --------
                                                         $ 18,132      $ 15,980
                                                         ========      ========
Liabilities:
    Demand deposits ................................     $    100      $    105
    Time deposits ..................................        2,555          --
    Accounts payable and accrued expenses ..........          540           326
    Income taxes payable to subsidiary's
       former parent ...............................          309           309
                                                         --------      --------
Total liabilities before minority interests ........        3,504           740

Minority interests .................................          474           553

Stockholders' Equity:
    Preferred stock, authorized 10,000
      shares; none issued ..........................         --            --
    Common stock, authorized 50,000 shares;
     $.001 par value; issued 4,430 & 4,310,
      at 6/30/99 & 12/31/98, respectively ..........            4             4
     Paid-in capital ...............................       36,595        36,155
    Accumulated deficit ............................      (22,445)      (21,472)
                                                         --------      --------
Total stockholders' equity .........................       14,154        14,687
                                                         --------      --------
                                                         $ 18,132      $ 15,980
                                                         ========      ========

     See accompanying notes to condensed consolidated financial statements.

                                                                    PAGE 4 OF 19
                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands except per share amounts)
                                  (Unaudited)

                                                           For the Three  For the Thirteen
                                                           Months Ended     Weeks Ended
                                                           June 30, 1999   August 1, 1998

Interest and fees on commercial loans ....................   $      61       $      --
Interest on cash and cash equivalents ....................         129             185
Interest on investment securities available for sale .....          44              --
                                                             ---------       ---------
        Total interest income ............................         234             185

Interest expense .........................................          34              --
                                                             ---------       ---------
        Net interest income before loan loss provision ...         200             185

Loan loss provision ......................................          30              --
                                                             ---------       ---------
        Net interest income after loan loss provision ....         170             185

Operating income:
    Gain on sale of commercial loans .....................          64              --
    Other income .........................................         109
                                                             ---------       ---------
        Total operating income ...........................         173              --

Operating expenses:
    Salaries .............................................         390              --
    Occupancy ............................................          50              --
    Goodwill amortization ................................          33              --
    Selling, general and administrative ..................         385             297
                                                             ---------       ---------
        Total operating expenses .........................         858             297

        Loss before minority interests ...................        (515)           (112)
                                                             ---------       ---------

Loss attributable to minority interests ..................          36              --
                                                             ---------       ---------
        Net loss .........................................   $    (479)      $    (112)
                                                             =========       =========
Basic and diluted net loss per share .....................   $    (.11)      $    (.03)

Weighted average number of common shares and
  common share equivalents, basic and diluted ............       4,408           4,316

     See accompanying notes to condensed consolidated financial statements.

                                                                    PAGE 5 OF 19
                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands except per share amounts)
                                  (Unaudited)

                                                              For the Six   For the Twenty-Six
                                                              Months Ended     Weeks Ended
                                                             June 30, 1999    August 1, 1998

Interest and fees on commercial loans ......................   $      98       $       --
Interest on cash and cash equivalents ......................         246              393
Interest on investment securities available for sale .......          80               --
                                                               ---------       ----------
        Total interest income ..............................         424              393

Interest expense ...........................................          49               --
                                                               ---------       ----------
        Net interest income before loan loss provision .....         375              393

Loan loss provision ........................................          56               --
                                                               ---------       ----------
        Net interest income after loan loss provision ......         319              393

Operating income:
    Gain on sale of commercial loan ........................         236               --
    Other income ...........................................         124               --
                                                               ---------       ----------
        Total operating income .............................         360               --

Operating expenses:
    Salaries ...............................................         803               --
    Occupancy ..............................................         101               --
    Goodwill amortization ..................................          65               --
    Selling, general and administrative ....................         762              544
                                                               ---------       ----------
        Total operating expenses ...........................       1,731              544


        Loss before minority interests .....................      (1,052)            (151)
                                                               ---------       ----------
Loss attributable to minority interests ....................          79               --
                                                               ---------       ----------
        Net loss ...........................................   $    (973)      $     (151)
                                                               =========       ==========
Basic and diluted net loss per share .......................   $    (.22)      $     (.04)

Weighted average number of common shares and
  common share equivalents, basic and diluted ..............       4,360             4,316

     See accompanying notes to condensed consolidated financial statements.

                                                                    PAGE 6 OF 19
                  WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                             (Amounts in thousands)

                                                                For the Six   For the Twenty-six
                                                                Months Ended     Weeks Ended
                                                               June 30, 1999    August 1, 1998
Cash flows from operating activities:
Net loss .....................................................   $   (973)        $   (151)

Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Minority interest ..........................................        (79)             --
  Depreciation and amortization ..............................         32              --
  Loan loss provision ........................................         56              --
  Amortization of loan premiums ..............................         16              --
  Amortization of goodwill ...................................         65              --
  Amortization of premiums for available-for-sale securities .         54              --
  Amortization of premiums for held-to-maturity securities ...          1              --
  Common stock granted in lieu of cash .......................         23              --
  Cash restricted in escrow ..................................      1,686              --
  Gain on sale of commercial loans ...........................       (236)             --
  Net changes in:
       Prepaid expenses ......................................        (10)             --
       Accrued interest receivable ...........................        (22)             --
       Other assets ..........................................       (112)           (223)
       Accounts payable and accrued expenses .................        214              89
                                                                 --------        --------
         Net cash provided by (used in) operating activities..        715            (285)

Cash flows from investing activities:
  Principal payments received on available-for-sale securities        539             --
  Purchase of available-for-sale securities ..................       (204)            --
  Purchase of held-to-maturity securities ....................        (41)            --
  Purchase of property, plant and equipment ..................         (6)            --
  Principal payments received on loans .......................         40             --
  Funding and purchases of loans .............................     (6,534)            --
  Sale of loans ..............................................      4,173
                                                                 --------       --------
         Net cash used in investing activities ...............     (2,033)            --

Cash flows provided by financing activities-
  Net increase in deposits ...................................      2,550             --
  Stock options exercised ....................................        417             --
                                                                 --------       --------
         Net cash used in financing activities ...............      2,967             --

Net increase (decrease) in cash and cash equivalents .........      1,649           (285)

Cash and cash equivalents at beginning of period .............      8,681         13,465
                                                                 --------       --------
Cash and cash equivalents at end of period ...................   $ 10,330       $ 13,180
                                                                 ========       ========
Supplemental disclosure of additional cash activities:
  Cash paid for interest .....................................   $     13       $     --

     See accompanying notes to condensed consolidated financial statements.

                                                                    PAGE 7 OF 19
                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Three Months and Six Months Ended June 30, 1999,
                     Eleven Months Ended December 31, 1998,
             and Thirteen and Twenty-six Weeks Ended August 1, 1998
                 (Amounts in thousands except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation--The accompanying interim condensed consolidated financial statements of WebFinancial Corporation (formerly Rose's Holdings, Inc. and subsidiaries) (the "Company") are unaudited and have been prepared in conformity with the requirements of Regulations S-X promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying interim condensed consolidated financial statements should be read in conjunction with the Company's significant accounting policies as set forth in Note 1 to the consolidated financial statements in the 1998 Annual Report on Form 10-K.

     In the opinion of management, all adjustments are comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

2. ORGANIZATION AND RELATIONSHIPS

     The Company was incorporated in August 1997. In December 1997, the Company consummated the sale of all the outstanding capital stock of Rose's Stores, Inc. ("Stores"), then the Company's only operating subsidiary, to Variety Wholesalers, Inc. ("Variety"). Currently, the Company owns 100% of WebFinancial Holding Corporation (an intermediary holding company), which owns 90% of WebBank Corporation ("WebBank"), a Utah-chartered industrial loan corporation, 90% of Praxis Investment Advisors, Inc. ("Praxis"), a California-based company that operates primarily as an investment advisor, providing research and development of financial products, and 100% of Web Financial Government Lending, Inc. ("Lending"), a specialty lending company designed to compliment and support the government lending activities of WebBank and, to focus on investment grade financial products serving the film production and distribution industry.

     The Company is a party to a management agreement with Praxis and Andrew Winokur, the owner of the remaining 10% interests in WebBank and Praxis, under which Praxis has agreed to provide management services to the Company in connection with its interest in WebBank. Mr. Winokur serves as the president and chief executive officer of Praxis pursuant to an employment agreement.

3. COMPREHENSIVE INCOME (LOSS)

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ended June 30, 1999 and August 1, 1998 comprehensive loss was equal to the net loss as presented in the accompanying statement of operations.

                                                                    PAGE 8 OF 19
4. LOSS PER COMMON SHARE

     Loss  per  common  share  was the  same for  both  the  basic  and  diluted calculations. Common stock equivalents (stock options and warrants) of approximately 2,552,000 shares outstanding during the three and six month period ended at June 30, 1999 and 2,547,000 shares outstanding during the thirteen and twenty-six weeks ended August 1, 1998 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

5. OPERATING SEGMENT

     The Company is engaged in the banking and specialty finance business and in its current state considers its operations to be a single reporting segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements.

6. CONTINGENCIES

     As a result of the sale of Stores to Variety, the Company was relieved of liability for claims against Stores except to the extent of its indemnification obligation with respect to certain claims. On March 2, 1999 all claims were settled and the balance of the escrowed amount of $2,018 was disbursed to the Company. In the opinion of management and counsel, all contingencies are either adequately covered by insurance or are without merit.

     On January 20, 1999 an escrow account in the amount of $332 was established to provide funds to buy back shares from holders of less than 250 shares.

7. DEPOSITS

Deposits are summarized as follows (in thousands):


                                      June 30, 1999          December 31, 1998
                                  ----------------------------------------------
                                  Weighted                 Weighted
                                  Average                  Average
                                  Interest    Carrying     Interest     Carrying
                                    Rate       Value         Rate        Value
                                  --------    --------     --------     --------
Non-interest bearing-demand         0.00%     $    100       0.00%      $    105
Interest-bearing time
  certificates of deposit           4.72%        2,555                        --
                                              --------                  --------
                                              $  2,655                  $    105
                                              ========                  ========

     Aggregate amounts of accounts over $100 were $555 at June 30, 1999 and $0 at December 31, 1998, respectively. The table below sets forth the range of stated interest rates at June 30, 1999:

     Interest-bearing-time certificates of deposit       4.25% - 4.85%

At June 30, 1999,  certificates  by maturity are as follows:

     Maturities  within three months         $  1,555
     Over three months to one year              1,000
                                             --------
                                             $  2,555
                                             ========

                                                                    PAGE 9 OF 19
                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO.

OVERVIEW

     Business Description--WebFinancial Corporation, formerly Rose's Holdings, Inc., (the "Company") is a holding company headquartered in New York, NY. As of June 30, 1999, the Company holds $10,330,000 in cash, has no debt other than the deposits of its banking subsidiary, and owns 100% of WebFinancial Holding Corporation ("Holding"), an intermediary holding company, which owns 90% of WebBank Corporation ("WebBank"), 90% Praxis Investment Advisors, Inc. ("Praxis"), and 100% of Web Financial Government Lending Corporation ("Lending"). Andrew Winokur is President and CEO of Holding and owns the other 10% of WebBank and Praxis.

     WebBank, located in Park City, Utah, is a Utah chartered Industrial Loan Corporation ("ILC") regulated by the Federal Deposit Insurance Corporation ("FDIC") and Utah Department of Financial Institutions and has recently become a member of the Seattle Federal Home Loan Bank Board. The ILC charter has the ability to attract FDIC insured deposits (but not demand deposits if total assets are greater than $100 million), underwrite insurance, and export Utah's favorable interest rates and terms to 48 of the other states. At present, WebBank has one office and has no plan to open any other offices. Due to the benefits and powers of the Utah ILC charter, WebBank is uniquely positioned to develop loan products and provide other banking services that could be distributed throughout the United States. WebBank was purchased in August 1998 from H & R Block.

     WebBank's   business  plan  contains   three  facets:   Portfolio   Income,
Origination of USDA B&I loans and SBA loans (as defined below), and Sourcing Partnerships.

     Portfolio Income--WebBank is acquiring assets for its portfolio, which will include loans funded under U.S. Government credit enhancement programs such as USDA Rural Development Business and Industry Loans ("USDA B&I"), Small Business Administration loans ("SBA"), and investment grade securities. Deposits accessed from strategic partners, and certificates of deposit ("CD's") acquired through a brokered CD program fund the purchases of these assets. At present, WebBank has about $8.7 million of assets and $3.2 million dollars of deposits, and believes it will be able to grow its asset base to $40 million without any additional equity.

     Origination of USDA B&I loans and SBA loans--These loan programs are sponsored by U.S. Government agencies that encourage lending to small businesses by guaranteeing a portion of the loan (up to 90%) and has the full faith and credit guarantee of the United States Government. In fiscal year 1999, the USDA B&I loan guarantee program has the authority to guarantee up to $1 billion dollars, and since 1994 this program has guaranteed about $3.5 billion dollars of B & I loans. Generally, USDA B&I loans tend to be for amounts less than $10 million, and WebBank has been able to structure these loans with prepayment penalties, adjustable rates, and other features to enhance the safety and marketability of the loans. Since the Company acquired WebBank in August 1998, WebBank has funded $7.9 million of these loans, and has signed commitment letters for about $4.4 million of additional loans of which it expects to close all $4.4 million in the next 6 months. In general, the company will sell the guaranteed portions of the loans while retaining the unguaranteed portions and servicing rights to the loans.

     Sourcing Partnerships--Sourcing Partnerships are joint ventures in which WebBank works with certain specialty loan originators. WebBank's Utah Industrial Loan Charter allows the originator greater flexibility regarding loan structure, terms and/or conditions. In general, WebBank and its Sourcing Partner ("Partner") will jointly agree on underwriting criteria. The Partner will agree contractually to purchase loans WebBank originates under the program and to directly reimburse WebBank for any and all costs of origination, including legal, compliance, management oversight, and audit costs. WebBank's Partners will contribute marketing, sales, in-depth industry knowledge and an origination network. WebBank will approve the credit and establish underwriting standards and originate qualifying loans presented by the Partners. WebBank may resell the specialized loan to the Partner, thereby minimizing portfolio and credit risk and securing a fee. WebBank believes these arrangements can generate consistent fee based income streams without any significant risks to WebBank or depositors and with minimal incremental expense to WebBank (since all expenses will be reimbursed). Additionally, the Partners will place a deposit in WebBank in excess of the daily production of their loan program, with WebBank's right to offset any losses against these deposits. At present, WebBank has two Sourcing Partnerships that are producing loans: Peachtree Settlement Funding located in Atlanta, Georgia, is in the structured settlement and lottery refinance business; CheckStop, located in Salt Lake City, Utah, is in the single payment loan business. WebBank is currently negotiating with other specialty loan and credit card issuers.

     Praxis Investment Advisors--Praxis is headquartered in St. Helena, California, and has an office in Washington, D.C. Praxis is a developer of specialty financing products and programs. The first program is with Greenwich NatWest. Praxis is currently identifying and arranging the acquisition of the guaranteed portions of USDA loans through a program that will be funded by Greenwich. Upon reaching critical mass the program envisions securitizing these loans. Praxis will receive a fee for procuring and monitoring these loans, and upon securitization will receive an additional fee as well as 50% of the profits net of the cost of financing the program. Since this program began in April, 1999 it has arranged the acquisition of $25 million of these assets and is arranging the acquisition of about $2 million per week. With about $3.5 billion of these loans in the marketplace and another $1 billion being created in 1999, Praxis believes its goal of $100 million per year is achievable.

     Web Financial Government Lending, Inc.--In late June the Company funded Lending. Currently Praxis intends to utilize divisions of Lending for the purpose of focusing on investment grade financial products serving the film production and distribution industry; and, to compliment and support the government lending activities of WebBank.

     At December 31, 1998, the Company had net operating loss carryforwards of approximately $37 million which are scheduled to expire during the years ending 2010 through 2018. The Company has treated net operating losses incurred prior to the Effective Date (the "Effective Date" was April 28, 1995 and refers to the Company's Modified and Restated First Amended Joint Plan of Reorganization) in accordance with Section 382(l)(5) of the Internal Revenue Code. As a result, there is approximately $27 million in net operating losses incurred prior to the Effective Date as well as $10 million incurred subsequent to the Effective Date available as carryovers. At the June 26, 1997 annual meeting the Company's shareholders approved an amendment to the Corporation's Certificate of Incorporation to prohibit purchases of more than 5% of the Company's shares. The purpose of this is to help assure that the consolidated corporation's substantial tax benefits (in the form of net operating loss carry-forwards) will continue to be available to offset future taxable income.

                                                                   PAGE 11 0F 19

RESULTS OF OPERATIONS

     Revenue--The Company reported net interest income after loan loss provision for the three and six months ended June 30, 1999 of $170,000 and $319,000, respectively, as a result of earnings and investment income. Income from gain on sales of commercial loans and fee income totaled $173,000 and $360,000, respectively, for the three and six months ended June 30, 1999. The Company had no operating revenue for the thirteen and twenty-six weeks ended August 1, 1998 except for interest income on cash and cash equivalents of $185,000 and $393,000, respectively.

     Costs and Expenses--Operating expenses totaled $858,000 and $1,731,000, respectively, for the three and six months ended June 30, 1999 and consisted primarily of salary and benefits, facilities rentals, and professional fees. Operating expenses for the thirteen and twenty-six weeks ended August 1, 1998 included selling, general, and administrative expenses totaling $297,000 and $544,000, respectively. The increase in operating expenses in 1999 reflects the culmination of operating activities resulting from the acquisition of the Company's subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999 the Company's cash and cash equivalents totaled approximately $10,330,000. As of December 31, 1998 the Company had cash and cash equivalents totaling approximately $8,681,000. This increase was due to the disbursement to the Company on March 2, 1999 of the remaining $2,018,000 placed in escrow in connection with the sale of the Company's operating subsidiary to Variety in December 1997 and cash paid into the Company of $417,000 from exercise of Company stock options during the quarter, less the cash needed by WebBank for loan activity. Management believes that the Company's current cash and cash equivalent balances and expected operating cash flows are adequate to meet its liquidity needs. The Company continues to actively seek acquisition transactions. There can be no assurance that the Company will be able to locate or purchase an additional business, or that any such business, will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness or issue securities.

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

     The Company's Year 2000 Issue committee constantly monitors the readiness of the Year 2000 project using guidance from its regulatory agencies. The Company's action plan contains five phases: awareness, assessment, renovation, validation and implementation. To date, the awareness, assessment, renovation, and validation phases of the action plan have been completed and as a result, the implementation phase has been initiated by the committee and is currently considered to be 95% complete. Implementation is expected to be complete by September 30, 1999. Contingency plans have been developed by the committee and can be implemented in the unlikely event that the core application providers are not compliant with Year 2000 issues. The Company has spent $10,000 to date and expects to spend an additional $2,000.

                                                                   PAGE 12 OF 19
YEAR 2000 ISSUES (CONT'D)

     After evaluating its internal compliance efforts as well as the compliance with third parties the Company has developed appropriate contingency plans to address situations in which various systems of the Company, or of third parties with which the Company does business, are not year 2000 compliant. Some risks of the Year 2000 Issue, however, are beyond the control of the Company and its suppliers and customers. For example, no preparations or contingency plan will protect the Company from a downturn in economic activity caused by the possible ripple effect throughout the entire economy caused by the Year 2000 Issue.


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

                                                                   PAGE 14 OF 19
                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES


                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

     The registrant is not a party to any material legal proceedings.

Item 2. Changes in Securities.

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The following matters were submitted to a vote at the annual meeting of stockholders of the Company, held on June 15, 1999.

1.   To elect one director,  Jack Howard, of the Corporation;  (FOR:  3,297,809;
     AGAINST: 0; ABSTAINED: 24,743). The Board of Directors of the Company currently consists of Jack Howard, Warren Lichtenstein, Earle May, Joe Mullen and James Benenson. All of the current members of the Board of Directors will serve as directors until the next annual meeting of the Company, and until their successors are duly elected and shall have qualified.

2. Proposal to amend the charter to change the name of the Corporation to WebFinancial Corporation; (FOR: 3,316,785; AGAINST: 1,036; ABSTAINED:
     4,731)

3. Ratified the appointment of KPMG LLP, independent accountants, to audit the financial statements of the Company. (FOR: 3,320,804; AGAINST: 656;
     ABSTAINED: 1,092)

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a)     Exhibits

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

     10.5 Management Agreement incorporated by reference to exhibit 1 of the Company's Current Report on Form 10-Q for the period ended
             August 1, 1998

     23.1 Consent of Deloitte & Touche, LLP, Independent Auditors. incorporated by reference to exhibit of the Company's Current Report on Form 8-K for the period ended August 1, 1998

     23.2 Consent of KPMG LLP, Independent Auditors incorporated by reference to exhibit of the Company's Current Report on Form 10-K for the period ended December 31, 1998

     11      Statement Regarding Computation of Net Loss Per Share

     27 Financial Data Schedule (filed as part of the electronic filing only)


     (b)     Reports on Form 8-K.

             None

                                                                   PAGE 16 OF 19
                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WEBFINANCIAL CORPORATION


                           By      /s/Warren G. Lichtenstein
                                   Warren G. Lichtenstein
                                   President



                           By      /s/ Jack L. Howard
                                   Jack L. Howard
                                   Vice President





Date:  August 16, 1999

                                                                   PAGE 17 OF 19
                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES


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

10.5 Management Agreement incorporated by reference to exhibit 1 of the Company's Current Report on Form 10-Q for the period ended August 1, 1998

23.1 Consent of Deloitte & Touche, LLP, Independent Auditors. incorporated by reference to exhibit of the Company's Current Report on Form 8-K for the period ended August 1, 1998

23.2 Consent of KPMG LLP, Independent Auditors incorporated by reference to exhibit of the Company's Current Report on Form 10-K for the period ended December 31, 1998

11     Statement Regarding Computation of Net Loss Per Share

27     Financial Data Schedule (filed as part of the electronic filing only)

                                                                      Exhibit 11


                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
             Statement Regarding Computation of Net Loss Per Share


                                      For the Six         For the Twenty-Six
                                      Months Ended           Weeks Ended
                                     June 30, 1999          August 1, 1998


Net loss                             $   (973,000)          $    (151,000)

Basic and diluted weighted average
     common shares outstanding         *4,359,767              *4,316,000
                                      -----------            ------------

Shares used in computation              4,359,767               4,316,000
                                      ===========            ============

Net loss per share                   $       (.22)           $       (.04)




*Common stock equivalents (stock options and warrants) of approximately 2,552,000 shares outstanding during the six month period ended at June 30, 1999 and 2,547,000 shares outstanding during the twenty-six weeks ended August 1, 1998 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.