Form 10-Q/A
period 1999-06-30
ROSES HOLDINGS INC
filed 1999-08-20
CIK 85149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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


                                   WEBFINANCIAL CORPORATION


                           By      /s/Warren G. Lichtenstein
                                   Warren G. Lichtenstein
                                   President



                           By      /s/Jack L. Howard
                                   Jack L. Howard
                                   Vice President





Date:  August 20, 1999