Form 10-Q
period 1999-09-30
ROSES HOLDINGS INC
filed 1999-11-15
CIK 85149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 (Mark One)

    (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

                                       OR

    ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                          Commission File Number 0-631

                            WEBFINANCIAL CORPORATION
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

              CLASS                              OUTSTANDING AT NOVEMBER 8, 1999
Common Stock, par value $.001                             4,430,964 Shares

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                                FORM 10-Q INDEX
                                                                          PAGE
PART I--FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets
        as of September 30, 1999 and December 31, 1998                      3

        Condensed Consolidated Statements of Operations
        for the three months ended September 30, 1999 and
        the thirteen weeks ended October 31, 1998                           4

        Condensed Consolidated Statements of Operations
        for the nine months ended September 30, 1999 and
        the thirty-nine weeks ended October 31, 1998                        5

        Condensed Consolidated Statements of Cash Flow
        for the nine months ended September 30, 1999 and
        the thirty-nine weeks ended October 31, 1998                        6

        Notes to Condensed Consolidated Financial Statements                8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                11

Item 3. Quantitative and Qualitative Disclosures About Market Risk         16

PART II--OTHER INFORMATION

Item 1. Legal Proceedings                                                  17

Item 2. Changes in Securities                                              17

Item 3. Defaults Upon Senior Securities                                    17

Item 4. Submission of Matters to a Vote of Security Holders                17

Item 5. Other Information                                                  17

Item 6. Exhibits and Reports on Form 8-K                                   17

Signatures                                                                 18

Exhibits Index                                                             19

Exhibit 11                                                                 20

PART I--FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
       (Amounts in thousands except per share amounts)

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                  (Unaudited)

                                                             September 30,  December 31,
                                                                 1999          1998
                                                               ----------------------
Assets:
    Cash and cash equivalents ..............................   $  7,142      $  8,681
    Cash restricted in escrow ..............................        331         2,018
    Investment securities available for sale ...............      1,236         2,081
    Investment securities held to maturity .................         38            --
    Prepaid expenses .......................................         73            33
    Commercial loans, net of allowance for loan
       losses of $144 and $0 ...............................      9,829         1,081
    Accrued interest receivable ............................         92            41
    Property and equipment, net ............................         87           116
    Other assets ...........................................        416           196
    Goodwill, net of accumulated amortization
       of $138 and $41 .....................................      1,636         1,733
                                                               --------      --------
                                                               $ 20,880      $ 15,980
                                                               ========      ========
Liabilities:
    Demand deposits ........................................   $    250      $    105
    Time deposits ..........................................      5,436            --
    Accounts payable and accrued expenses ..................        394           326
    Income taxes payable to subsidiary's former parent .....        310           309
                                                               --------      --------
Total liabilities before minority interests ................      6,390           740

Minority interests .........................................        483           553

Stockholders' Equity:
    Preferred stock, authorized 10,000
      shares; none issued ..................................         --            --
    Common stock, authorized 50,000 shares;
     $.001 par value; issued 4,431 & 4,310,
      at 9/30/99 & 12/31/98, respectively ..................          4             4
     Paid-in capital .......................................     36,903        36,155
     Deferred compensation .................................        (65)           --
     Accumulated deficit ...................................    (22,835)      (21,472)
                                                               --------      --------
Total stockholders' equity .................................     14,007        14,687
                                                               --------      --------
                                                               $ 20,880      $ 15,980
                                                               ========      ========

     See accompanying notes to condensed consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)
                                  (Unaudited)

                                                           For the Three  For the Thirteen
                                                           Months Ended     Weeks Ended
                                                           September 30,    October 31,
                                                               1999             1998
                                                             ------------------------
Interest and fees on commercial loans ....................   $   167         $     --
Interest on cash and cash equivalents ....................       135              162
Interest on investment securities available for sale .....        50               --
                                                             -------          -------
        Total interest income ............................       352              162

Interest expense .........................................        67               --
                                                             -------          -------
        Net interest income before loan loss provision ...       285              162

Loan loss provision ......................................        88               --
                                                             -------          -------
        Net interest income after loan loss provision ....       197              162

Operating income:
    Gain on sale of commercial loans .....................        67               --
    Loan servicing income ................................       131               --
    Other income .........................................       136               --
                                                             -------          -------
        Total operating income ...........................       334               --

Operating expenses:
    Salaries .............................................       382               --
    Occupancy ............................................        47               --
    Goodwill amortization ................................        32               --
    Selling, general and administrative ..................       481              297
                                                             -------          -------
        Total operating expenses .........................       942              297

        Loss before minority interests ...................      (411)            (135)
                                                             -------          -------

Loss attributable to minority interests ..................        21               27
                                                             -------          -------
        Net loss .........................................   $  (390)         $  (108)
                                                             =======          =======
Basic and diluted net loss per share .....................   $  (.09)         $  (.02)

Weighted average number of common shares and
  common share equivalents, basic and diluted ............     4,432            4,328

     See accompanying notes to condensed consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands except per share amounts)
                                  (Unaudited)

                                                           For the Nine  For the Thirty-nine
                                                           Months Ended      Weeks Ended
                                                           September 30,     October 31,
                                                                1999            1998
                                                              -----------------------
Interest and fees on commercial loans .....................   $   265         $    --
Interest on cash and cash equivalents .....................       381             555
Interest on investment securities available for sale ......       130              --
                                                              -------         -------
        Total interest income .............................       776             555

Interest expense ..........................................       116              --
                                                              -------         -------
        Net interest income before loan loss provision.....       660             555

Loan loss provision .......................................       144              --
                                                              -------         -------
        Net interest income after loan loss provision......       516             555

Operating income:
    Gain on sale of commercial loan .......................       303              --
    Loan servicing income .................................       131              --
    Other income ..........................................       260              --
                                                              -------         -------
        Total operating income ............................       694              --

Operating expenses:
    Salaries ..............................................     1,185              --
    Occupancy .............................................       148              --
    Goodwill amortization .................................        97              --
    Selling, general and administrative ...................     1,243             841
                                                              -------         -------
        Total operating expenses ..........................     2,673             841

Loss before minority interests ............................    (1,463)           (286)
                                                              -------         -------
Loss attributable to minority interests ...................       100              27
                                                              -------
        Net loss .........................................   $ (1,363)        $  (259)
                                                             ========         =======
Basic and diluted net loss per share ......................  $   (.31)        $  (.06)

Weighted average number of common shares and
  common share equivalents, basic and diluted .............      4,381          4,328

     See accompanying notes to condensed consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                             (Amounts in thousands)

                                                               For the Nine  For the Thirty-nine
                                                               Months Ended     Weeks Ended
                                                               September 30,    October 31,
                                                                    1999           1998
                                                                -------------------------
Cash flows from operating activities:
  Net loss ...................................................  $  (1,363)       $   (259)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest ........................................       (100)            (27)
    Depreciation and amortization ............................         46               9
    Loan loss provision ......................................        144              --
    Amortization of loan premiums ............................         18              12
    Amortization of goodwill .................................         97              18
    Amortization of premiums for available-for-sale securities         --              10
    Amortization of premiums for held-to-maturity securities .          1              --
    Amortization of deferred gains on sale of loans ..........         (6)             --
    Amortization of servicing assets .........................          2              --
    Amortization of deferred compensation on stock options ...         61              --
    Common stock granted in lieu of cash .....................         23              --
    Gain on sale of commercial loans .........................       (303)             --
    Net changes in:
      Cash restricted in escrow ..............................      1,687              --
      Prepaid expenses .......................................        (40)            (22)
      Accrued interest receivable ............................        (51)             (8)
      Other assets ...........................................       (100)           (152)
      Accounts payable and accrued expenses ..................         68              19
                                                                 --------        --------
        Net cash provided by (used in) operating activities ..        184            (400)
                                                                 --------        --------
Cash flows from investing activities:
  Purchase of subsidiary .....................................         --          (2,848)
  Principal payments received on available-for-sale securities      1,050              --
  Purchase of available-for-sale securities ..................       (205)             --
  Payments on held-to-maturity securities ....................         10              --
  Purchase of held-to-maturity securities ....................        (49)             --
  Purchase of property, plant and equipment ..................        (17)            (26)
  Principal payments received on loans .......................         62              --
  Funding and purchases of commercial loans ..................    (16,372)             --
  Proceeds on sale of commercial loans .......................      7,554
  Deferred loan origination fees .............................        155              --
  Servicing asset on sale of commercial loans ................       (122)             --
                                                                 --------        --------
        Net cash used in investing activities ................     (7,934)          (2874)
                                                                 --------        --------

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONT'D)
                             (Amounts in thousands)
                                  (Unaudited)


Cash flows from financing activities:
  Demand deposits ............................................        145              --
  Net increase in time deposits ..............................      5,436              --
  Minority interest ..........................................         30             611
  Stock options exercised ....................................        416              --
  Contribution of capital ....................................        184              --
                                                                 --------        --------
        Net cash provided by financing activities ............      6,211             611
                                                                 --------        --------
Net decrease in cash and cash equivalents ....................     (1,539)         (2,663)
Cash and cash equivalents at beginning of period .............      8,681          15,385
                                                                 --------        --------
Cash and cash equivalents at end of period ...................   $  7,142        $ 12,722
                                                                 ========        ========
Supplemental disclosure of additional cash activities:
  Cash paid for interest .....................................   $    101        $     --


     See accompanying notes to condensed consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     In the opinion of management, all adjustments are comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

2. ORGANIZATION AND RELATIONSHIPS

     The Company was incorporated in August 1997. In December 1997, the Company consummated the sale of all the outstanding capital stock of Rose's Stores, Inc. ("Stores"), then the Company's only operating subsidiary, to Variety Wholesalers, Inc. ("Variety"). Currently, the Company owns 100% of WebFinancial Holding Corporation (an intermediary holding company), which owns 90% of WebBank Corporation ("WebBank"), a Utah-chartered industrial loan corporation, 90% of Praxis Investment Advisors, Inc. ("Praxis"), a California-based company that operates primarily as an investment advisor, providing research and development of financial products, 100% of Web Financial Government Lending, Inc. ("Lending"), a specialty lending company designed to compliment and support the government lending activities of WebBank, and 100% of Web Film Finance, Inc., a specialty company which was formed to focus on investment grade financial products serving the film production and distribution industry.

     The Company is a party to a management agreement with Praxis and Andrew Winokur, the owner of the remaining 10% interests in WebBank and Praxis, under which Praxis has agreed to provide management services to the Company in connection with its interest in WebBank. Mr. Winokur serves as the president and chief executive officer of Praxis pursuant to an employment agreement.

3.      COMPREHENSIVE INCOME (LOSS)

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ended September 30, 1999 and October 31, 1998 comprehensive loss was equal to the net loss as presented in the accompanying statements of operations.

4.      LOSS PER COMMON SHARE

     Loss  per  common  share  was the  same for  both  the  basic  and  diluted calculations. Common stock equivalents (stock options and warrants) of approximately 2,585,000 shares outstanding during the three and nine month period ended September 30, 1999 and 2,547,000 shares outstanding during the thirteen and thirty-nine weeks ended October 31, 1998 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.


5.      OPERATING SEGMENT

     The Company is engaged in the banking and specialty finance business and in its current state considers its operations to be a single reporting segment. Financial results of this reportable segment are presented in the accompanying financial statements.

6.      CONTINGENCIES

     As a result of the sale of Stores to Variety, the Company was relieved of liability for claims against Stores except to the extent of its indemnification obligation with respect to certain claims. On March 2, 1999 all claims were settled and the balance of the escrowed amount of $2,041 was disbursed to the Company. In the opinion of management and counsel, all contingencies are either adequately covered by insurance or are without merit.

     On January 20, 1999 an escrow account in the amount of $331 was established to provide funds to buy back shares from holders of less than 250 shares. To date no shares have been bought.

7.      DEPOSITS

Deposits are summarized as follows (in thousands):


                                  September 30, 1999       December 31, 1998
                                  ------------------       -----------------
                                Weighted                 Weighted
                                 Average                  Average
                                Interest     Carrying    Interest     Carrying
                                  Rate         Value       Rate         Value
                                --------     --------    --------     --------
Non-interest bearing-demand        0.00%     $    250       0.00%     $    105
Interest-bearing time
  certificates of deposit          4.44%        5,436                       --
                                             --------                 --------
                                             $  5,686                 $    105
                                             ========                 ========

Aggregate amounts of accounts over $100,000 were $1,901 and $0 at September 30, 1999 and December 31, 1998, respectively. The table below sets forth the range of stated interest rates at September 30, 1999:

        Interest-bearing-time certificates of deposit         2.50% - 5.65%


At September  30,  1999,  certificates  by maturity  are as follows:

        Maturities within three months          $   3,936
        Over three months to one year               1,500
                                                ---------
                                                $   5,436
                                                =========

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the interim condensed consolidated financial statements of the Company and the Notes thereto.

OVERVIEW

     Business Description WebFinancial Corporation, formerly Rose's Holdings, Inc., (the "Company") is a holding company headquartered in New York, NY. As of September 30, 1999, the Company holds $7,142,000 in cash, has no long term debt, and owns 100% of WebFinancial Holding Corporation ("Holding"), an intermediary holding company, which owns 90% of WebBank Corporation ("WebBank"), 90% Praxis Investment Advisors, Inc. ("Praxis"), 100% of Web Financial Government Lending Corporation ("Lending"), and 100% of Web Film Financial, Inc. ("Film"). Andrew Winokur is President and CEO of Holding and owns the other 10% of WebBank and Praxis.

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

     Portfolio Income--WebBank is acquiring assets for its portfolio, which will include loans funded under U.S. Government credit enhancement programs such as USDA Rural Development Business and Industry Loans ("USDA B&I"), Small Business Administration loans ("SBA"), and investment grade securities. Deposits accessed from strategic partners, and certificates of deposit ("CD's") acquired through a brokered CD program fund the purchases of these assets. At present, WebBank has about $11.6 million of assets and $5.6 million dollars of deposits, and believes it will be able to grow its asset base to $40 million without any additional equity.

     Origination of USDA B&I loans and SBA loans--These loan programs are sponsored by U.S. Government agencies that encourage lending to small businesses by guaranteeing a portion of the loan (up to 90%) and has the full faith and credit guarantee of the United States Government. In fiscal year 1999, the USDA B&I loan guarantee program has the authority to guarantee up to $1 billion dollars, and since 1994 this program has guaranteed about $3.5 billion dollars of B & I loans. Generally, USDA B&I loans tend to be for amounts less than $10 million, and WebBank has been able to structure these loans with prepayment penalties, adjustable rates, and other features to enhance the safety and marketability of the loans. To date, WebBank has funded $10.4 million of these loans, and has signed commitment letters for about $4.4 million of additional loans of which it expects to close all $4.4 million in the next 3 months. In general, the company will sell the guaranteed portions of the loans while retaining the unguaranteed portions and servicing rights to the loans.

     Sourcing Partnerships--Sourcing Partnerships are joint ventures in which WebBank works with certain specialty loan originators. WebBank's Utah Industrial Loan Charter allows the originator greater flexibility regarding loan structure, terms and/or conditions. In general, WebBank and its Sourcing Partner ("Partner") will jointly agree on underwriting criteria. The Partner will agree contractually to purchase loans WebBank originates under the program and to directly reimburse WebBank for any and all costs of origination, including legal, compliance, management oversight, and audit costs. WebBank's Partners will contribute marketing, sales, in-depth industry knowledge and an origination network. WebBank will approve the credit and establish underwriting standards and originate qualifying loans presented by the Partners. WebBank may resell the specialized loan to the Partner, thereby minimizing portfolio and credit risk and securing an attractive fee. WebBank believes these arrangements can generate consistent fee based income streams without any significant risks to WebBank or depositors and with minimal incremental expense to WebBank (since all expenses will be reimbursed). Additionally, the Partners will place a deposit in WebBank in excess of the daily production of their loan program, with WebBank's right to offset any losses against these deposits. At present, WebBank has three Sourcing Partnerships that are producing loans:
     Peachtree Settlement Funding located in Atlanta, Georgia, is in the structured settlement and lottery refinance business; CheckStop, located in Salt Lake City, Utah, is in the single payment loan business; and, First Cash Financial Services located Arlington, Texas is a loan sourcer and servicer. WebBank is currently negotiating with other specialty loan and credit card issuers.

     Praxis Investment Advisors--Praxis is headquartered in St. Helena, California, and has an office in Washington, D.C. Praxis is a developer of specialty financing products and programs. The first program is with Greenwich NatWest. Praxis is currently identifying the guaranteed portions of USDA loans through a program that is funded by Greenwich. Upon reaching critical mass the program envisions securitizing these loans. Praxis is receiving fee income from Greenwich for procuring and managing these loans, and upon securitization will receive an additional fee as well as 50% of the profits net of the cost of financing the program. Since this program began in April 1999, it has acquired $47 million of these assets with another $7 million committed to settle in early January. With about $3.5 billion of these loans in the marketplace and another $1 billion being created in 2000, Praxis believes its goal of $100 million per year is achievable.

     Web Financial Government Lending, Inc.--In late June 1999, the Company funded Lending to compliment and support the government lending activities of WebBank.

     Web Film Finance, Inc.--In September 1999 for the purpose of focusing on investment grade financial products serving the film production and distribution industry, Lending and the Company funded Film.

     On December 31, 1998, the Company had net operating loss carryforwards of approximately $37 million that are scheduled to expire during the years ending 2010 through 2018. The Company has treated net operating losses incurred prior to April 28, 1995 (the "Effective Date").in accordance with Section 382(l)(5) of the Internal Revenue Code. As a result, there is approximately $27 million in net operating losses incurred prior to the Effective Date as well as $10 million incurred subsequent to the Effective Date available as carryovers. At the June 26, 1997 annual meeting the Company's shareholders approved an amendment to the Corporation's Certificate of Incorporation to prohibit purchases of more than 5% of the Company's shares. The purpose of this limitation is to help assure that the consolidated corporation's substantial tax benefits (in the form of net operating loss carry-forwards) will continue to be available to offset future taxable income.

RESULTS OF OPERATIONS

     Revenue--The Company reported net interest income after loan loss provision for the three and nine months ended September 30, 1999 of $197,000 and $516,000, respectively, primarily as a result of interest earned on investments. Servicing income and other income totaled $334,000 and $694,000, respectively, for the three and nine months ended September 30, 1999. The Company had no operating revenue for the thirteen and thirty-nine weeks ended October 31, 1998 since operation of WebBank began September 1, 1998. Interest income on cash and cash equivalents for the thirteen and thirty-nine weeks ended October 31, 1998 was $162,000 and $555,000, respectively.

     Costs and Expenses--Operating expenses totaled $942,000 and $2,673,000, respectively, for the three and nine months ended September 30, 1999 and consisted primarily of salary and benefits, facilities rentals, and professional fees. Operating expenses for the thirteen and thirty-nine weeks ended October 31, 1998 included selling, general, and administrative expenses and totaling $297,000 and $841,000, respectively. The increase in operating expenses in 1999 reflects the culmination of operating activities resulting from the acquisition of the Company's subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999 the Company's cash and cash equivalents totaled approximately $7,142,000. As of December 31, 1998 the Company had cash and cash equivalents totaling approximately $8,681,000. Cash utilized by WebBank for loan activity offset by increased time deposits are the major factors affecting the cash and cash equivalent decrease. . Management believes that the Company's current cash and cash equivalent balances and expected operating cash flows are adequate to meet its liquidity needs. The Company continues to actively seek acquisition transactions. There can be no assurance that the Company will be able to locate or purchase an additional business, or that any such business, will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness or issue securities.

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

     During fiscal 1998, the Company completed an initial review of its information and non- information technology systems. This review included its existing and planned computer software and hardware. The Company and its subsidiaries have made initial determinations, based on initial review, that the costs and/or consequences associated with the Year 2000 issue are not expected to have a material effect on its business, operations or future financial condition. A second, more in-depth analysis was also conducted, and included the testing of information systems. Based on these reviews, the Company presently believes that the Year 2000 Issue will not pose significant operational problems for its computer and other information systems. If required, the Company will utilize both internal and external resources to reprogram, or replace, and test the software and systems for Year 2000 modifications. If such modifications, conversions and/or replacements are not made, are not completed timely, or if any of the Company's suppliers or customers do not successfully deal with the Year 2000 Issue, the Year 2000 Issue could have a material impact on the operations of the Company and/or its subsidiaries. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. While management has not yet specifically determined the costs associated with its Year 2000 readiness efforts, monitoring and managing the Year 2000 Issue will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third-party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Such costs have not been material to date. Both direct and indirect costs of addressing the Year 2000 Issue will be charged to earnings as incurred.

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

FORWARD-LOOKING STATEMENTS

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

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information

     On July 14, 1999, the Company informed one of its directors that short swing profits had been generated by his transactions pursuant to Section 16(b) of the Securities and Exchange Act of 1934, as amended. On August 26, 1999, the director paid to the Company short swing profits of $189,750 that were generated by the director's transaction.


Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

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


                                   WEBFINANCIAL CORPORATION


                                   By      /s/ Warren G. Lichtenstein
                                           Warren G. Lichtenstein
                                           President



                                   By      /s/ Jack L. Howard
                                           Jack L. Howard
                                           Vice President





Date:  November 15, 1999

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES


                                 EXHIBIT INDEX

11      Statement Regarding Computation of Net Loss Per Share

27      Financial Data Schedule (filed as part of the electronic filing only)

                                                                      Exhibit 11


                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
             Statement Regarding Computation of Net Loss Per Share


                                             For the Nine    For the Thirty-nine
                                             Months Ended        Weeks Ended
                                             September 30,        October 31,
                                                 1999                1998
                                            ---------------------------------
Net loss                                    $  (1,363,000)      $    (259,000)

Basic and diluted weighted average
     common shares outstanding                  4,381,000           4,316,000


Shares used in computation                      4,381,000           4,328,000


Net loss per share                           $       (.31)       $       (.06)