Form 10-K
period 1999-12-31
WEBFINANCIAL CORP
filed 2000-04-12
CIK 85149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     (Mark One)
        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999
                                       OR

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

Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS:
                         COMMON STOCK, $.001 PAR VALUE
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  [X]  No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
form 10-K.                             [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                Yes  [X]  No [  ]

     Aggregate market value of Common Stock held by non-affiliates of the Registrant as of March 23, 2000 was $8,057,900, which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of March 23, 2000 was 4,349,996.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2000 Annual Meeting of Stockholders, Part III.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                PART I                  Page No.

Item 1.    Business                                                          1

Item 2.    Properties                                                        4

Item 3.    Legal Proceedings                                                 4

Item 4.    Submission of Matters to a Vote of Security Holders               4

                                    PART II

Item 5.    Market for Registrant's Common Stock
           and Related Security Holder Matters                               5

Item 6.    Selected Financial Data                                           6

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     7

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        9

Item 8.    Financial Statements and Supplementary Data                       9

Item 9.    Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure                            9

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant               10

Item 11.   Executive Compensation                                           10

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                                   10

Item 13.   Certain Relationships and Related Transactions                   10

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Report on Form 8-K                                           11

Signatures                                                                  12

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART I

Item 1. BUSINESS

OVERVIEW

     WebFinancial Corporation (formerly Rose's Holdings, Inc.) (the "Company") is a Delaware corporation, incorporated in 1997 to act as a holding company for Rose's Stores, Inc., an operator of general merchandise discount stores ("Stores") and a wholly owned subsidiary of the Company.

     On December 2, 1997, the Company consummated the sale to Variety Wholesalers, Inc. ("Variety") of all of the outstanding capital stock of Stores (the "Sale") pursuant to a stock purchase agreement, dated as of October 24, 1997, between the Company and Variety (the "Stock Purchase Agreement"). The total purchase price for the Sale was $19,200,000, including $1,920,000, which was placed in escrow. The proceeds of the Sale, net of certain transaction, closing, and other costs, were $15,331,000 (including the escrow).

     On August 31, 1998, the Company, through WebFinancial Holding Corporation ("Holding"), (formerly Rose's International, Inc.) a newly formed, wholly-owned Delaware subsidiary, acquired 90% of the outstanding common stock of WebBank, a Utah industrial loan corporation, pursuant to an assignment (the "Assignment") from Praxis Investment Advisers, LLC, a Nevada limited liability company ("PIA"), of a stock purchase agreement, dated January 20, 1998 (the "Purchase Agreement"), between PIA and Block Financial Corporation ("Block"), relating to the purchase by PIA of all of the issued and outstanding shares of common stock of WebBank. Pursuant to the Assignment, the Company paid Block $4,783,000 for the shares of WebBank's common stock to be purchased from Block pursuant to the Purchase Agreement. In addition, the Company paid $288,000 in acquisition costs, for a total purchase price of $5,071,000.

     On August 31, 1998, the Company formed Praxis Investment Advisers, Inc., a Delaware corporation ("Praxis") that together with Holding and Andrew Winokur, the holder of the 10% of Praxis not owned by the Company, entered into a management agreement (the "Management Agreement"). The Management Agreement provided that Praxis may make recommendations to and consult with the management and board of directors of WebBank about the deployment of WebBank's capital, the development of its business lines, its acquisition of assets and its distributions to its stockholders.

     On May 26, 1999, the Company formed WebFinancial Government Lending, Inc., a Delaware corporation ("Lending"), as a wholly-owned subsidiary of the Company to concentrate on holding and servicing U.S. Department of Agriculture ("USDA") Loans. On August 11, 1999, Web Film Finance, Inc., a Delaware corporation ("Film") was formed as a wholly-owned subsidiary of Lending to finance the production and distribution of a motion picture. The only motion picture commitment expired on December 30, 1999, and the Company has subsequently determined to liquidate Film.

     During the first quarter of 2000, management began winding down Praxis with the intention of liquidating that subsidiary by June 30, 2000. The Company has received approval of the Department of Financial Institutions of the State of Utah to cause Lending to become a direct subsidiary of WebBank and that transaction is expected to be completed in 2000.

     The principal executive offices of the Company are located at 150 East 52nd Street, 21st Floor, New York, New York 10022.

DESCRIPTION OF BUSINESS

     The Company through its subsidiaries operates in niche banking markets. WebBank provides commercial and consumer specialty finance transactions utilizing U.S. Government credit enhancement. The benefits of WebBank's special charter allow it to "export" Utah's regulatory environment (interest rates, late charges, and prepayment fees, etc.) to forty-eight other states. WebBank is a small, business oriented institution, which is FDIC insured and examined and regulated by the State of Utah's Department of Financial Institutions. The business plan of WebBank represents a non-traditional approach to growing within the context of the regulatory standards of safety and soundness. Prudent business goals and protection of WebBank's charter are the key elements of the Company's business strategy for WebBank. Pursuant to this strategy, WebBank has focused on several lines of business as described below:

        PRIVATE LABEL CREDIT CARD processing is a highly competitive product and service that WebBank is actively pursuing based on its relative small size and significant staff experience that allows WebBank to offer customized and rapid service as well as Utah's favorable banking environment. Recently, WebBank began issuing credit cards for part of the recreation vehicle division of a large multinational company and expects to expand services to other segments of that division.

        E-COMMERCE CREDIT CARD processing represents a variation on the private label credit card but is in effect a new business line because it involves the creation of a "Virtual Credit Card" or an account debiting system peculiar to the needs of the Internet. WebBank recently announced that it is partnering with a California based E-commerce company to provide E-tailers with a secure and proprietary system for their customers to access and safely complete purchases of large ticket items directly through the popular "drop-ship" method.

        USDA BUSINESS AND INDUSTRY LENDING is a commercial loan product 70% to 90% guaranteed by the full faith and credit of the Federal government for up to $10 million. The loan program administered by the U. S. Department of
Agriculture is to assist businesses located in rural areas (under 50,000 population) to promote industrial modernization and job creation. The Company's subsidiary, Lending, makes, acquires, sells and services USDA loans and is being repositioned as a direct subsidiary of WebBank to enhance efficiency and profitability.

        STRUCTURED SETTLEMENT LENDING is a form of lending which is highly secure and gives customers the opportunity to cash in long-term annuities or payment streams that are subjects of financial settlements to allow the owners of such settlements access to the true current value of their award. This program is expanding and is a fee for service oriented business with the entire purchased cash stream sold to a third party shortly after the purchase.

        PAYDAY ADVANCE processing is aimed at 4 or 5 of the national companies involved in the payday advance business. WebBank expects to either securitize and sell or sell outright the receivables generated by this line of business. Consequently, WebBank expects that it will not retain any residual interest in its current or future receivables and that this will solely be a fee for service business.

     The Company continues to evaluate its different business lines and consider various alternatives to maximize the aggregate value of its businesses and increase stockholder value. Some of these alternatives include selective acquisitions, divestitures or the discontinuance of an existing business line. Various alternatives may be implemented from time to time.

COMPETITION

     The banking and financial services industry is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Company, through its subsidiaries, competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry.

REGULATION

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

     Quantitative measures established by regulation to ensure capital adequacy require WebBank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average quarterly assets (as defined). Management believes, as of December 31, 1999 and 1998 that WebBank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1999 and 1998, the most recent notification from the FDIC categorized WebBank as "well capitalized" under the regulatory framework. To be categorized as "well capitalized" WebBank must maintain certain Total and Tier I capital to risk-weighted assets and Tier I capital to average quarterly assets ratios. There are no conditions or events since that notification that management believes have changed WebBank's category. See Footnote 18 to the Consolidated Financial Statements contained elsewhere in this document.

EMPLOYMENT

     Total active employment of the Company at December 31, 1999, totaled 12, all of whom were salaried employees. The Company believes that its employee relations are satisfactory.

RISK FACTORS

     The following discusses certain factors which may affect the Company's financial results and operations and should be considered in evaluating the Company.

        INTEREST RATES. The Company's earnings are impacted by changing interest rates. Changes in interest rates impact the level of loans, deposits and investments, the credit profile of existing loans, the rates received on loans and securities and the rates paid on deposits and borrowings. The Company anticipates that interest rates may continue to increase should the Federal Reserve Board continue to raise rates. However, significant fluctuations in interest rates may have an adverse affect on the Company's financial condition and results of operations.

        GOVERNMENT REGULATION AND MONETARY POLICY. The banking industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in existing laws, or repeals of existing laws may cause the Company's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company and a material change in these conditions could have a material adverse impact on the Company's financial condition and results of operations.

        COMPETITION. The banking and financial services businesses in the Company's lines of business are highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The results of the Company may differ if circumstances affecting the nature or level of competition change.

        CREDIT QUALITY. A source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's results.

        NON-BANKING ACTIVITIES. The Company may expand its operations into new non-banking activities in 2000. Although the Company has experience in providing bank-related services, this expertise may not assist us in our expansion into non-banking activities. As a result, we may be exposed to risks associated with, among other things, (1) a lack of market and product knowledge or awareness of other industry related matters and (2) an inability to attract and retain qualified employees with experience in these non-banking activities.

        YEAR 2000 COMPLIANCE. Most of the Company's operations are dependent on the efficient functioning of the Company's computer systems and software. Computer system failures or disruption could have a material adverse effect on the Company's financial condition and results of operations. As of March 23, 2000, WebBank experienced no problems with respect to Year 2000 technology issues. This does not mean that some problems may not occur in the future.

        PROPOSED LEGISLATION. From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and modifications of restrictions on, the business of the Company. It cannot be predicted whether any legislation currently being considered will be adopted or how such legislation or any other legislation that might be enacted in the future would affect the business of the Company.

        OTHER RISKS. From time to time, the Company details other risks with respect to its business and/or financial results in its filings with the Commission.

Item 2. PROPERTIES

     As of March 31, 1998, the Company entered into a sub-lease for office space with Gateway Industries, Inc. ("GWAY") for use of such space as a corporate office on a non-exclusive basis. This lease runs through March 31, 2001, and may be terminated by either party with 90 days notice. Mr. Lichtenstein, the Company's President and Chief Executive Officer, is the Chairman of the Board of Directors and Chief Executive Officer of GWAY. Mr. Lichtenstein is also the sole managing member of the General Partner of Steel Partners II, L.P. which owns approximately 48% of the common stock of GWAY. Steel Partners Services, Ltd. ("SPS"), which is owned by an entity controlled by Mr. Lichtenstein, also subleases part of the office space from GWAY. In 1998, the rent charged to the Company was approximately $2,700 a month and in 1999, the rent was included in a management fee charged by SPS to the Company.

     As of March 20, 2000, WebBank entered into a lease for 4,630 square feet of office space in Salt Lake City, Utah with a monthly rent of $8,488.33. The lease runs through March 19, 2005.

     Lending currently leases 500 square feet of office space in St. Helena, California for $1,200 per month. This lease runs through January 31, 2001.

Item 3. LEGAL PROCEEDINGS

     In January 2000, Andrew Winokur, a former executive officer and director of one of the Company's subsidiaries, Praxis, filed a lawsuit in the Superior Court of the State of California, County of Napa against the Company, Praxis and Holdings. The lawsuit alleges that Praxis has breached its employment agreement with Mr. Winokur. The lawsuit also asserts claims for interference with contract and unjust enrichment based upon the purported wrongful termination of Mr. Winokur's employment contract with Praxis. The lawsuit seeks damages of an unspecified amount and compliance by Praxis with the termination pay out provisions in Mr. Winokur's employment agreement relating to purchase of Mr. Winokur's 10% interest in Praxis and WebBank (both 90% owned subsidiaries of the Company) at their fair market value. The time for the Company to answer and assert Counterclaims in this matter has not yet expired. The Company and Praxis deny that Praxis wrongfully terminated Mr. Winokur's employment and intend to vigorously defend this matter. The Company does not believe that this lawsuit will have a material adverse impact on its financial condition, results of operations or liquidity.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                   WEBFINANCIAL CORPORATION AND SUBSIDIAREIES

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Common Stock was listed on the Nasdaq National Market System until March 11, 1998, at which time the Common Stock was delisted because the Company had no commercial operations. From March 11, 1998 until August 22, 1999 the Common Stock traded on the NASD OTC Bulletin Board (symbol "RSES" which changed to "WEFN"). Beginning August 22, 1999 the Company's Common Stock was listed on the NASDAQ Small Cap Market. The Company had 197 holders of record of Common Stock on March 23, 2000. High and low prices of the Common Stock, as reported on the NASDAQ OTC Bulletin Board and the NASDAQ Small Cap Market are shown in the table below. Such prices represent quotations between broker-dealers, do not include retail mark-ups, mark-downs or commissions, and may not necessarily reflect prices in actual transactions.


                                    Year Ended              Year Ended
                                 December 31, 1999       December 31, 1998
                                 -----------------       -----------------
                                 High          Low       High          Low
1st Quarter                       6.10         4.10       3 1/8        3  7/46
2nd Quarter                      45            5 1/16     3 5/8        3  5/8
3rd Quarter                       9            5 5/16     4 3/16       4
4th Quarter                       8.29         5 1/16     6            5 27/32


     The Company paid no dividends on its Common Stock in 1999 or 1998.

     The Company intends to retain any future earnings for working capital needs and to finance potential future acquisitions and presently does not intend to pay cash dividends on its Common Stock for the foreseeable future.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements included elsewhere herein.

      (Amounts in thousands except per share amounts.  Not covered by Independent Auditors' Report)

                                           Eleven-                                Successor    Predecessor
                                            Month                                 Restated      Restated
                               Year        Period          Year         Year     Thirty-Nine    Thirteen
                              Ended         Ended         Ended        Ended     Weeks Ended   Weeks Ended
                           December 31,  December 31,  January 31,  January 25,  January 27,    April 29,
                               1999          1998         1998(1)      1997(2)      1996(2)      1995(2)
                           -------------------------------------------------------------------------------
Net interest income before
  provision for loan loss  $    847           676           418            -            -             -

Other operating income        1,567             -             -            -            -             -

Net income (loss) before
  minority interest          (1,744)         (774)      (25,538)         380        4,401        70,187

Loss attributable to
  minority interests            134            59             -            -            -             -
                            -------       -------       -------      -------      -------       -------
Net income (loss)          $ (1,610)         (715)      (25,538)         380        4,401        70,187
                            =======       =======       =======      =======      =======       =======
Net earnings (loss) per
  common basic share          (0.37)        (0.17)        (5.91)         .04          .51          3.74

Consolidated Balance       December 31,  December 31,   January 31,
Sheet Data:                    1999          1998          1998
                               ----          ----          ----
Cash, cash equivalents
  and marketable
  investment securities    $  8,124        10,762        15,385

Loans                        10,396         1,081            --

Total assets                 21,240        15,980        15,408

Deposits                      4,889           105            --

Stockholders' equity         13,435        14,687        15,402
----------------------------

(1) On December 2, 1997, the Company sold all of the outstanding stock of Stores its sole operating entity.  The operating results of Stores prior to the consummation of the sale are shown as earnings or loss of discontinued business.  The loss resulting from the sale is shown as loss from disposal of discontinued operation.

(2) On September 5, 1993, Stores filed a voluntary petition for Relief under Chapter 11, Title 11 of the United States Bankruptcy Court for the Eastern District of North Carolina (the "Bankruptcy
    Court").  Stores Modified and Restated First Amended Joint Plan of Reorganization ( the "Plan")
    was approved by Order of the Bankruptcy Court on April 24, 1995.  On April 28, 1995, the Plan
    became effective.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was incorporated in August 1997 as a holding company. The former name of the Company, Rose's Holdings, Inc., was changed by a vote of the stockholders at the annual meeting on June 15, 1999. In December 1997, the Company divested itself of Stores, then its only operating subsidiary. On August 31, 1998, the Company acquired a 90% interest in WebBank, a Utah industrial loan corporation, and Praxis. Praxis, based in St. Helena, California, provided research and development in creating financial products, followed by implementing practical realization of those products. During May 1999, Lending was incorporated as a wholly-owned subsidiary of the Company to concentrate on holding and servicing U.S. Department of Agriculture Loans. On August 11, 1999, Film was formed as a wholly-owned subsidiary of Lending to finance the production and distribution of a motion picture. The only motion picture commitment expired on December 30, 1999, and the Company has subsequently determined to liquidate Film. All expenses related to Film were either accrued or paid in 1999.

     During the first quarter of 2000 management began winding down Praxis with the intention of liquidating that subsidiary by June 30, 2000. Management doesn't anticipate significant expenses related to Praxis during 2000 or thereafter. The Company has received approval of the Department of Financial Institutions of the State of Utah to cause Lending to become a direct subsidiary of WebBank and that transaction is expected to be completed in 2000.

     The Company through its subsidiaries operates in niche banking markets. WebBank provides commercial and consumer specialty finance transactions utilizing U.S. Government credit enhancement in certain instances. The benefits of WebBank's special charter allow it to "export" Utah's regulatory environment (interest rates, late charges, and prepayment fees, etc.) to forty-eight other states. WebBank is a small, business oriented institution, which is FDIC insured and examined and regulated by the State of Utah's Department of Financial Institutions. The business plan of WebBank represents a non-traditional approach to growing a highly successful profitable institution within the context of the regulatory standards of safety and soundness. Prudent business goals and protection of WebBank's charter are the key elements of the Company's business strategy for WebBank. Pursuant to this strategy, WebBank has focused on several lines of business as described elsewhere in this document.

     In 1998, the Company changed its fiscal year end from January 31 to December 31, and has presented financial results for the year ended December 31, 1999, the eleven month-period ended December 31, 1998, and the year ended January 31, 1998.

RESULTS OF OPERATIONS

     The year ended December 31, 1999 compared to the eleven-month period ended December 31, 1998 and the year ended January 31, 1998.

     Interest income for Fiscal 1999 increased to $1,022,000 from $676,000 in eleven month fiscal 1998 and $418,000 for the year ended January 31, 1998. This increase in the interest income is primarily due to growth in the loan portfolio at WebBank and Lending. The portfolio grew from $0 at January 31, 1998 to $1.1 million at December 31, 1998 to $10.9 million at December 31, 1999. The majority of the growth was in the USDA Business & Industry loan portfolio, which consisted predominantly of the retained, unguaranteed portions of USDA loans.

     Interest expense for the year ended December 31, 1999 increased to $179,000 from $0 in the eleven-month period ended December 31, 1998 and the year ended January 31, 1998. Interest expense increased chiefly due to the growth in the interest-bearing time certificates of deposit at WebBank. The certificates principal balance grew from zero at December 31, 1998 to $4.6 million at December 31, 1999. WebBank's purpose in growing the certificates was to provide financing for the loan portfolio.

     Other operating income increased to $1,571,000 for the year ended December 31, 1999 from zero for the eleven month-period ended December 31, 1998 and the year ended January 31, 1998. The majority of the increase in other operating income was from premiums earned on the sale of the guaranteed portion of the USDA loans and fee income earned on structured settlement lending and payday advance lending.

     Total operating expenses, which consists of expenses for salaries, general and administrative, professional fees, broker fees, facilities rentals and amortization, increased to $3,683,000 for the year ended December 31, 1999 from $1,450,000 for the eleven-month period ended December 31, 1998 and $347,000 for the year ended January 31, 1998. Total operating expenses increased primarily due to expanding business activity and continuing search and negotiation for additional suitable subsidiary associations.

     Net loss totaled $1,610,000, or a loss of $0.37 per share of common stock for the year ended December 31, 1999. Net loss for the eleven-month period ended December 31, 1998 totaled $715,000, or a loss of $0.17 per share of common stock. Net loss for the year ended January 31, 1998 totaled $25,538,000, or a loss of $5.91 per share of common stock. During the year ended January 31, 1998, the loss was attributable to the disposition of the discontinued business when the Company was Stores.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled $7,266,000 at December 31, 1999. The Company's management believes that the Company's cash and cash equivalents as well as its anticipated near term cash flows are adequate to meet its near term liquidity requirements.

     With $7,266,000 of cash available the Company is seeking additional acquisitions and/or merger transactions. No firm commitments have been realized and no letters of intent have been signed at this time. There can be no assurance that the Company will be able to locate or purchase a business, or that such business, if located and purchased, will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness and/or issue securities.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement on Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. As a result of SFAS No. 137, SFAS No. 133 will be adopted in 2001. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will incorporate the guidance of SAB No. 101 in the first quarter of fiscal 2001.

                           FORWARD LOOKING STATEMENTS

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

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK AND ASSET LIABILITY MANAGEMENT

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities and other investment activities. To that end, management actively monitors and manages its interest rate risk exposure.

     In connection with the Company's lending and deposit activities, its profitability may be affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest on its net interest income using several tools. One measure of the Company's exposures to differential changes in interest rates between assets and liabilities is an interest rate risk management test. This test measures the impact on net interest income of an immediate change in interest rates in 100 basis point increments. After a review of our portfolio, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting effect on the Company's net interest income would not be material.

     The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

     In connection with the Company's other investments, our primary objective is to manage our investment portfolio so as to preserve principal, maintain proper liquidity to meet operating needs, and maximize yields. The securities held in our investment portfolio are subject to interest rate risk. We employ established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types, and maturities, which consist mainly of fixed rate financial instruments. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders' equity. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. After a review of our marketable securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting fluctuation in the fair market value of our marketable investment securities would be insignificant to the financial statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Company's consolidated financial statements contained elsewhere herein.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item will be included under the captions "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report and is incorporated herein by reference.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is will be included under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report and is incorporated herein by reference.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

     See index to consolidated  financial statements  immediately  following the exhibit index.

(b) Reports on Form 8-K filed during the fourth quarter of the period covered by this report:

     (i) none

(c)  Exhibits

      See exhibit index immediately following the signature page.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            WEBFINANCIAL CORPORATION

        By: /s/Warren G. Lichtenstein
            -----------------------------
               Warren G. Lichtenstein
               President, Chief Executive Officer

        By: /s/Jack L. Howard
            -----------------------------
               Jack L. Howard
               Vice President and Chief Financial Officer


POWER OF ATTORNEY

     WebFinancial Corporation and each of the undersigned do hereby appoint Warren G. Lichtenstein and Jack L. Howard, and each of them singly, its or his true and lawful attorney to execute on behalf of WebFinancial Corporation and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Date: April 12, 2000

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By:  /s/Jack L. Howard                                           April 12, 2000
     -----------------------------------                         --------------
Jack L. Howard, Chief Financial Officer and Director             Date
(Principal Accounting Officer)


By:  /s/Warren G. Lichtenstein                                   April 12, 2000
     ------------------------------------                        --------------
Warren G. Lichtenstein, President,                               Date
Chief Executive Officer and Director
(Principal Executive Officer)


By: /s/Earle C. May                                              April 12, 2000
    -------------------------------------                        --------------
Earle C. May, Director                                           Date


By: /s/Joseph L. Mullen                                          April 12, 2000
    -------------------------------------                        --------------
Joseph L. Mullen, Director                                       Date


By: /s/James Benenson                                            April 12, 2000
    -------------------------------------                        --------------
James Benenson, Director                                         Date

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

3.1  Company's Certificate of Incorporation, as amended.

3.2  Company's Bylaws.

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

27   Financial Data Schedule.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


        Management's Report on Financial Statements                        F-2

        Independent Auditors' Report                                       F-3

        Consolidated Statements of Financial Condition
          as of December 31, 1999 and December 31, 1998                    F-4

        Consolidated Statements of Operations
          for the year ended December 31,1999,
          the eleven-month period ended December 31, 1998,
          and the year ended January 31, 1998                              F-5

        Consolidated Statements of Stockholders' Equity
          for the year ended December 31, 1999,
          the eleven-month period ended December 31, 1998,
          and the year ended January 31, 1998                              F-7

        Consolidated Statements of Cash Flows
          for the year ended December 31, 1999,
          the eleven-month period ended  December  31,  1998,
          and the year ended January 31, 1998                              F-8

        Notes to Consolidated Financial Statements                         F-11

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

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

The responsibility of our independent auditors, KPMG LLP, it to conduct their audit in accordance with generally accepted auditing standards. In carrying out this responsibility, they planned and performed their audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether caused by error or fraud.

The Audit Committee of the Board of Directors met twice with management and the independent auditors to discuss auditing and financial matters and to assure that each is carrying out its responsibilities. The independent auditors have full and free access to the Audit Committee and meet with it by telephone, with and without management being present, to discuss the results of their audit and their opinions on the quality of financial reporting.


By: /s/Warren G. Lichtenstein/
       Warren G. Lichtenstein
       President, Chief Executive Officer
       and Chief Accounting Officer

By: /s/Jack L. Howard
       Jack L. Howard
       Vice President and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
WebFinancial Corporation


We have audited the accompanying consolidated statements of financial condition of WebFinancial Corporation and subsidiaries (formerly Rose's Holdings, Inc.) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999, the eleven-month period ended December 31, 1998, and the year ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WebFinancial Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows the year ended December 31, 1999, the eleven-month period ended December 31, 1998, and the year ended January 31, 1998 in conformity with generally accepted accounting principles.



                                   /s/KPMG LLP
Salt Lake City, Utah
March 24, 2000

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in thousands except share data)

                                                                   December 31,  December 31,
                                                                       1999          1998
                                                                   -----------   -----------
                                     ASSETS
Cash and cash equivalents ......................................   $  7,266         8,681
Cash restricted in escrow ......................................         --         2,018
Investment securities (note 5)
  Held-to-maturity (estimated fair value of $37
      at December 31, 1999).....................................         37            --
  Available-for-sale ...........................................        858         2,081
    Total investment securities ................................        895         2,081

Loans, net of deferred premium (note 6) ........................     10,868         1,081
Less allowance for loan loss (note 7) ..........................        472            --
    Loans, net .................................................     10,396         1,081

Accounts receivable ............................................         14            --
Prepaid expense ................................................         63            33
Premises and equipment,
  net of accumulated depreciation and amortization (note 11) ...        101           116
Accrued interest receivable ....................................        163            41
Goodwill, net of accumulated
  amortization of $158 in 1999 and $41 in 1998 .................      1,616         1,733
Other assets ...................................................        428           196
                                                                   --------      --------
                                                                   $ 20,942        15,980
                                                                   ========      ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non interest-bearing demand ..................................   $    250           105
  Interest-bearing time certificates of deposit (note 9) .......      4,639            --
                                                                   --------      --------
    Total deposits .............................................      4,889           105

Short term borrowing (note 10) .................................      1,100            --
Accounts payable and accrued liabilities .......................        953           326
Servicing liability ............................................        108            --
Income taxes payable to subsidiary's former parent .............         --           309
                                                                   --------      --------
    Total liabilities before minority interests ................      7,050           740

    Minority interests .........................................        457           553

Stockholders' Equity:
  Preferred stock, 10,000,000 shares authorized, zero issued ...         --            --
  Common stock, 50,000,000 shares authorized;
     $.001 par value, 4,349,996 shares issued and outstanding at
     December 31, 1999 and 4,310,192 shares issued
     and outstanding at December 31, 1998 ......................          4             4
  Paid-in capital ..............................................     36,578        36,155
  Unearned compensation ........................................        (65)           --
  Accumulated deficit ..........................................    (23,082)      (21,472)
                                                                   --------      --------
    Total stockholders' equity .................................     13,435        14,687
                                                                   --------      --------
Commitments and contingencies (notes 10, 14 and 17)
                                                                   $ 20,942        15,980
                                                                   ========      ========

See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands except share data)

                                                               Eleven-month
                                               Year ended      period ended     Year ended
                                               December 31,    December 31,     January 31,
                                                   1999            1998            1998
                                               -----------     -----------      ----------
Interest income:
    Interest and fees on loans ..............   $   420              30              --
    Interest on cash equivalents ............       476             631             418
    Interest on investment securities .......       130              15              --
                                                -------         -------         -------
         Total interest income ..............     1,026             676             418

Interest expense:
    Interest on deposits ....................       150              --              --
    Interest on short-term borrowing ........        29              --              --
                                                -------         -------         -------
         Total interest expense .............       179              --              --

         Net interest income before provision
                 for loan losses ............       847             676             418

Provision for loan losses (note 7) ..........       475              --              --
                                                -------         -------         -------
        Net interest income after provision
                for loan losses..............       372             676             418

Other operating income:
    Premium earned on sale of loans .........       913              --              --
    Fee income ..............................       442              --              --
    Miscellaneous income ....................       212              --              --
                                                -------         -------         -------
        Total other operating income ........     1,567              --              --

Operating expenses:
    Salaries, wages, and benefits ...........     1,485             428              --
    Selling, general and administrative......     1,265             679             347
    Professional and legal fees .............       617             242              --
    Occupancy expense .......................       199              60              --
    Amortization of goodwill ................       117              41              --
                                                -------         -------         -------
        Total operating expenses ............     3,683           1,450             347

        Operating income (loss) .............    (1,744)           (774)             71

Loss from operation of discontinued business.        --              --          (3,163)

Loss from disposal of discontinued business .        --              --         (22,446)
                                                -------         -------         -------
Loss before minority interest ...............    (1,744)        (25,538)             --

Loss attributable to minority interests .....       134              59              --
                                                -------         -------         -------
              Net loss ......................   $(1,610)           (715)        (25,538)
                                                =======         =======         =======

                                  (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                    (Amounts in thousands except share data)

                                                               Eleven-month
                                               Year ended      period ended     Year ended
                                               December 31,    December 31,     January 31,
                                                   1999            1998            1998
                                               -----------     -----------      -----------
Basic and diluted net loss per common share      $ (0.37)          (0.17)          (5.91)
Weighted average number of common shares
    and common share equivalents:
    Basic and diluted                          4,312,708       4,315,966        4,320,032

See accompanying notes to consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

   Year Ended December 31, 1999, Eleven-Month Period Ended December 31, 1998
                        and Year Ended January 31, 1998
                    (Amounts in thousands except share data)

                                                                                                  Total
                                        Common Stock        Paid-in     Deferred   Accumulated stockholders'
                                     Shares     Amount      capital   compensation   deficit      equity
                                   ---------------------------------------------------------------------
Balance at January 25, 1997        4,320,032   $  35,000       1,159          --       4,781      40,940

Net loss                                  --          --          --          --     (25,538)    (25,538)
                                   ---------   ---------   ---------   ---------   ---------   ---------
Balance at January 31, 1998        4,320,032      35,000       1,159          --     (20,757)     15,402

Net loss                                  --          --          --          --        (715)       (715)

Shares retired                        (9,840)         --          --          --          --          --

Assignment of par value
  to common stock                         --     (34,996)     34,996          --          --          --
                                   ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 1998       4,310,192           4      36,155          --     (21,472)     14,687

Net loss                                  --          --          --          --      (1,610)     (1,610)

Shares redeemed and retired          (78,829)         --        (323)         --          --        (323)

Shares issued upon
  exercise of options                114,307          --         417          --          --         417

Shares issued for
  services rendered                    4,326          --          23          --          --          23

Contribution of capital                   --          --         180          --          --         180

Options granted for
  services rendered                       --          --         126         (65)         --          61
                                   ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 1999       4,349,996   $       4      36,578         (65)    (23,082)     13,435
                                   =========   =========   =========   =========   =========   =========


See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                         Eleven-month
                                                        Year ended       period ended     Year ended
                                                        December 31,     December 31,     January 31,
                                                            1999             1998            1998
                                                        -----------      -----------      ----------
Cash flows from operating activities:
Net loss from continuing operations ...................  $ (1,610)           (715)             71
Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
     Minority interest ................................      (134)            (59)             --
     Depreciation and amortization ....................        65              20              --
     Premium earned on sale of loans ..................      (913)             --              --
     Gain on sale of investment securities ............       (76)             --              --
     Common stock and options granted in lieu of cash..        84              --              --
     Provision for loan losses ........................       475              --              --
     Amortization of loan premiums ....................        28               9              --
     Amortization of goodwill .........................       117              41              --
     Amortization of premiums for
        available-for-sale securities .................        --              24              --
     Amortization of servicing assets .................         8              --              --
     Amortization of deferred income on USDA loans ....       (21)             --              --
     Net change attributable to discontinued business..        --              --         (45,445)
      Change in operating assets and liabilities:
        Cash restricted in escrow .....................     2,018              --              --
        Accounts receivable ...........................       (14)             --              --
        Prepaid expense ...............................       (30)            (33)             --
        Accrued interest receivable ...................      (122)            (20)             --
        Other assets ..................................      (118)           (145)             --
        Accounts payable and accrued expenses .........       627              --              --
        Income tax due to former parent ...............      (309)             --              --
                                                         --------        --------        --------
            Net cash provided by (used in)
              operating activities ....................        75            (566)        (45,374)
                                                         --------        --------        --------

                                  (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                                                                         Eleven-month
                                                        Year ended       period ended     Year ended
                                                        December 31,     December 31,     January 31,
                                                            1999             1998            1998
                                                        ----------       -----------      ----------
Cash flows from investing activities:
     Purchase of subsidiary ...........................  $     --          (2,946)             --
     Purchase of investment securities
        available-for-sale ............................        --          (1,649)             --
     Principal payments received on investment
        securities available-for-sale .................     1,042              --              --
     Proceeds from sale of
        available-for-sale securities .................       257              --              --
     Purchase of investment securities held-to-maturity       (48)             --              --
     Principal payments received on investment
        securities held-to-maturity ...................        11              --              --
     Loans originated .................................   (32,701)         (2,376)             --
     Proceeds from sale of loans ......................    23,681           2,157              --
     Principal payments received on loans .............       122              28              --
     Purchase of premises and equipment ...............       (50)            (47)             --
     Minority interest ................................        --             612              --
     Net change attributable to discontinued business .        --              --          11,127
     Funds transferred to escrow ......................        --             (98)             --
                                                         --------        --------        --------
            Net cash provided by (used in)
              investing activities ....................  $ (7,686)         (4,319)         11,127
                                                         --------        --------        --------
Cash flows from financing activities:
     Net increase in demand deposits ..................   $   145             101              --
     Proceeds from issuance of time deposits ..........     7,729              --              --
     Payments for maturing time deposits ..............    (3,090)             --              --
     Net increase in short-term borrowings ............     1,100              --              --
     Issuance of common stock for cash ................       417              --              --
     Cash paid to redeem shares .......................      (323)             --              --
     Minority interest contribution ...................        38              --              --
     Contribution of capital ..........................       180              --              --
     Net change attributable to discontinued business .        --              --          46,471
                                                         --------        --------        --------
            Net cash provided by financing activities .     6,196             101          46,471
                                                         --------        --------        --------
Net increase (decrease) in cash and cash equivalents ..    (1,415)         (4,784)         12,224

Cash and cash equivalents at beginning of period ......     8,681          13,465           1,241
                                                         --------        --------        --------
Cash and cash equivalents at end of period ............  $  7,266           8,681          13,465
                                                         ========        ========        ========

                                  (continued)

                            WEBFINANCIAL CORPORATION


                                                                         Eleven-month
                                                        Year ended       period ended     Year ended
                                                        December 31,     December 31,     January 31,
                                                            1999             1998            1998
                                                        -----------      -----------      ----------
Supplemental disclosure of cash flow information:
    Cash paid for interest                                $   156               3              --

Supplemental disclosure of additional non-cash
    activities:
    Retirement of net book value of assets in
      reserve for store closings ......................   $    --              --              30
    Capital lease additions ...........................        --              --             887
    Conversion of loan receivable to investment
        securities available-for-sale .................        --             216              --

During 1998 the Company acquired 90 percent of the outstanding stock of WebBank (note 4). The following is a summary of the effect of this transaction in the Company's consolidated balance sheet:

Assets acquired:
    Investment securities available-for-sale ..........  $     --            (240)             --
    Commercial loans ..................................    (1,115)             --              --
    Accrued interest receivable .......................        --             (21)             --
    Property and equipment ............................        --             (89)             --
    Other assets ......................................        --             (28)             --
    Goodwill ..........................................        --          (1,774)             --

Liabilities assumed:
    Demand deposits ...................................        --               4              --
    Accounts payable and accrued expenses .............        --               8              --
    Income taxes payable to subsidiary's former parent.        --             309              --
                                                         --------        --------        --------
          Net cash used ...............................  $     --          (2,946)             --
                                                         ========        ========        ========

          See accompanying notes to consolidated financial statements.

                            WEBFINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 1999, Eleven-Month Period Ended December 31, 1998, and Year Ended January 31, 1998 (All numbers except shares and per share data in thousands)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--The consolidated financial statements include the financial statements of WebFinancial Corporation (the "Company") and its subsidiaries:
WebFinancial Holdings Corporation ("Holdings"), WebBank ("WebBank"), Praxis Investment Advisers, Inc. ("Praxis"), WebFinancial Government Lending, Inc. ("Lending"), and Web Film Financial, Inc. ("Film"), collectively referred to as the Company. WebBank is a Utah-chartered industrial loan corporation, and is subject to comprehensive regulation, examination, and supervision by the Federal Deposit Insurance Corporation ("FDIC"), and the State of Utah Department of Financial Institutions. WebBank provides commercial and consumer specialty finance services. Lending is concentrating on U.S. Department of Agriculture loan originations, sales and servicing. Film was organized to finance the production and distribution of a motion picture and the Company has subsequently decided to inactivate Film. All significant intercompany balances have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash and noninterest bearing deposits in depository institutions, plus interest-bearing deposits with banks and investments in cash management funds. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market.

LOSS PER SHARE--Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options and stock warrants.

For the year ended December 31, 1999, the eleven-month period ended December 31, 1998, and the year ended January 31, 1998 potential common shares of 2,584,585, 2,646,191, and 2,191,857, respectively, that could potentially dilute earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods.

INVESTMENT SECURITIES--The Company classifies its securities as either available-for-sale securities or held-to-maturity securities. Held-to-maturity securities are those securities which the Bank has the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale.

Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized holding gains or losses on available- for-sale securities are excluded from earnings and reported until realized in accumulated other comprehensive income (loss) as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield using the effective-interest method. Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale or held-to-maturity are included in earnings and are derived using the specific-identification method of determining the cost of securities sold.

LOANS--Loans are reported at the principal amount outstanding, net of premiums, discounts, and unearned income. Premiums and discounts are accreted/amortized over the life of the related loan under the interest method. Unearned income, which includes deferred fees net of deferred direct incremental loan origination costs, is amortized to interest income generally over the contractual life of the loan using an interest method, adjusted for actual prepayment experience. Interest income is accrued daily as earned.

ALLOWANCE FOR LOAN LOSSES--The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

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

IMPAIRED LOANS--Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.

This assessment for impairment occurs when and while such loans are on nonaccrual. When a loan with unique risk characteristics has been identified as being impaired, the amount of the impairment will be measured by the Company using discounted cash flows, except when it is determined that the remaining source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.

If the measurement of the impaired loan is less than the recorded investment in the loan, including accrued interest, net deferred loan fees or costs and unamortized premium or discount, an impairment is recognized by creating or adjusting an existing allocation of the provision for loan losses.

NONACCRUAL LOANS--Accrual of interest is discontinued on a loan when the loan is 90 days past due or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Interest income on nonaccrual loans is credited to income only to the extent interest payments are received. Loans are restored to accrual of interest when delinquent payments are received in full. Additionally, the Company uses the cost recovery accounting method to recognize interest income on impaired loans.

PREMISES AND EQUIPMENT--Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation of premises and equipment is computed by the straight-line method over estimated useful lives from one to five years. Leasehold improvements are amortized over the terms of the related leases or the estimated useful lives of the improvements, whichever is shorter. Useful lives of leasehold improvements are between three and five years.

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

LOANS HELD FOR SALE--The Company originates loans to customers under a United States Department of Agriculture ("USDA") program that generally provides for USDA guarantees of 70 percent to 90 percent of each loan. The Company plans to sell the guaranteed portion of each loan to a third party and retain the unguaranteed portion in its own portfolio. Loans held-for-sale are carried at the lower of cost or estimated market value in the aggregate. A sale is recognized when control over the loans sold is surrendered and the proceeds of the sale are other than beneficial interests in the loans sold. The Company will allocate basis of the loans sold and the retained portions based upon their relative fair market values. To the extent the sale of a loan involves the sale of part of a loan with a disproportionate credit risk, the cost basis of the loan is allocated based upon the relative fair values of the portion sold and the portion retained on the date such loan sale was made. Deferred income on USDA loans arises on the sale of the government guaranteed portion of the loan and the retention of the unguaranteed portion. Such deferred income is recognized over the estimated remaining life of the retained portion.

The Company is required to retain a minimum of five percent of each USDA loan sold and to service the loan for the investor. Based on the specific loan sale agreement that the Company enters into with the investor, the difference between the yield on the loan and the yield paid to the buyer is the servicing fee. Loans serviced for others amounted to $8,289,000 and $-0- at December 31, 1999 and 1998, respectively. These loans are not included in the accompanying statements of financial condition. Fees earned for servicing loans for others are reported as income when the related loan payments are collected, less amortization of the servicing asset. Loan servicing costs are charged to expense as incurred.

GOODWILL--The acquisition of WebBank was accounted for under purchase accounting resulting in goodwill of $1,774 which is being amortized using the straight-line basis over 15 years. Goodwill is reviewed for possible impairment when events or changed circumstances affect the underlying basis of the asset. Impairment is measured by comparing the investment to undiscounted operating income.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS--The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

COMPREHENSIVE LOSS--The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", effective February 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive loss and its components in financial statements. Components of comprehensive income (loss) include net income (loss), unrealized gains (losses) on available-for-sale investment securities, foreign currency translation adjustments, changes in the market value of futures contracts that qualify as a hedge, and net loss recognized as an additional pension liability not yet recognized in net periodic pension cost. For the year ended December 31, 1999, the eleven-month period ended December 31, 1998, and the year ended January 31, 1998 comprehensive loss was equal to the net loss as presented in the accompanying statements of operations.

STOCK-BASED COMPENSATION--The Company employs the footnote disclosure provisions SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to apply the provisions of APB 25 and provide proforma footnote disclosures required by SFAS No. 123.

RECLASSIFICATION--Certain amounts as of and for the eleven-month period ended December 31, 1998 and the year ended January 31, 1998 have been reclassified to conform with the 1999 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS--The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. As a result of SFAS No. 137, SFAS No. 133 will be adopted in 2001. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

On December 3, 1999 the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will incorporate the guidance of SAB No. 101 in the first quarter of fiscal 2001.

OPERATING SEGMENTS--The Company operates in one line of business, commercial and consumer specialty finance transactions. As such, the Company has only one reportable operating segment as defined by the SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information."

2.      DISCONTINUED OPERATIONS

On August 7, 1997, pursuant to an agreement and plan of merger among Rose's Stores, Inc. ("Stores") and two newly created, wholly-owned subsidiaries of Stores, Stores became a wholly-owned subsidiary of the Company. As a result of such merger, each share of common stock, no par value ("Stores Common Stock"), of Stores was converted into common stock, no par value ("Common Stock"), of the Company and each warrant, option, or other right entitling the holder thereof to purchase or receive shares of Stores Common Stock was converted into a warrant, option, or other right (as the case may be) entitling the holder thereof to purchase or receive shares of Common Stock on identical terms. The powers, rights and other provisions of the Common Stock were identical to the powers, rights and other provisions of the Stores Common Stock. The transaction was accounted for as a combination of entities under common control in a manner similar to a pooling of interests. Certain prior period amounts have been restated to reflect the effects of discontinued operations.

On December 2, 1997, the Company consummated the sale to Variety Wholesalers, Inc. ("Variety") of all the outstanding capital stock of Stores pursuant to a stock purchase agreement, dated as of October 24, 1997, between the Company and Variety (the "Sale"). The Sale constituted the disposition by the Company of substantially all of its assets and was approved by the holders of a majority of the outstanding shares of common stock of the Company at a special meeting of the stockholders of the Company on December 2, 1997. The total purchase price for the Sale was $19,200, including $1,920 that was placed in escrow. The proceeds of the Sale, net of certain transactions, closing, and other costs, were $15,331. The loss resulting from the Sale was $22,446.

3.      CHANGE IN YEAR END

The Company applied to the Internal Revenue Service to change its fiscal year end to a calendar year end, resulting in an eleven-month reporting period for 1998. The Internal Revenue Service granted approval of the Company's request in February 1999.

4.      ACQUISITION AND FORMATION OF SUBSIDIARIES

On August 31, 1998, Holdings, a newly formed, wholly-owned Delaware subsidiary of the Company, consummated the acquisition of 90 percent of the outstanding common stock ("Bank Common Stock") of WebBank, pursuant to an assignment (the "Assignment") from Praxis Investment Advisers, a Nevada limited liability company ("PIA"), of a stock purchase agreement, dated January 20, 1998 (the "Purchase Agreement"), between PIA and Block Financial Corporation ("Block"), relating to the purchase by PIA of all of the issued and outstanding shares of Bank Common Stock. Pursuant to the Assignment, the Company paid Block $4,783 for the shares of Bank Common Stock to be purchased by Block pursuant to the Purchase Agreement. In addition, the Company paid $288 in acquisition costs, for a total purchase price of $5,071. The acquisition was accounted for under purchase accounting, resulting in goodwill of $1,744. On August 31, 1998, Praxis was formed by a cash contribution from the Company of $428 for a 90 percent ownership of newly issued stock.

In connection with the purchase of Bank Common Stock, Holdings entered into a subscription and stockholders agreement, dated as of August 31, 1998 (the "Stockholders Agreement") with Andrew Winokur ("AW"), the owner of the 10 percent of the outstanding shares of Bank Common Stock not purchased by Holdings. Pursuant to the Stockholders Agreement, Holdings agreed to purchase 90 percent, and AW agreed to purchase 10 percent, of the common stock ("Praxis Common Stock") of Praxis. The Stockholders Agreement also provides for certain restrictions on the disposition by AW of his Bank Common Stock and Praxis Common Stock and certain rights and obligations of Holdings and the Company to purchase the shares of Bank Common Stock and Praxis Common Stock owned by AW.

Holdings, AW, and Praxis entered into a management agreement on August 31, 1998 (the "Management Agreement") under which Praxis agreed to provide certain management services to AW and Holdings in connection with the ownership and operation of WebBank. During the first quarter of 2000, the Company intends to liquidate Praxis and, subject to regulatory approval, contribute Lending as a subsidiary of WebBank.

Praxis and AW had also entered into an employment agreement (the "Employment Agreement"), providing for the employment of AW by Praxis. Under the Employment Agreement, AW agreed to serve as president and chief executive officer of Praxis for a term of five years (which may be extended for one or more years with the written agreement of the parties). Under the Employment Agreement, AW was granted the authority to formulate the recommendations to WebBank on behalf of Praxis pursuant to the Management Agreement. In early January 2000, AW and the Company terminated their relationship. (See footnote 20.)

5.      INVESTMENT SECURITIES

Investment securities as of December 31, 1999, are summarized as follows:

                                          Held-to-maturity
                        ---------------------------------------------------
                                        Gross         Gross      Estimated
                         Amortized    unrealized    unrealized     market
                           cost         gains         losses       value
                        ----------    ----------    ----------   ----------
Collateralized MBS      $       37            --            --           37
                        ==========    ==========    ==========   ==========

                                         Available-for-sale
                        ---------------------------------------------------
                                        Gross         Gross      Estimated
                         Amortized    unrealized    unrealized     market
                           cost         gains         losses       value
                        ----------    ----------    ----------   ----------
Collateralized MBS      $      684            --            --          684
Interest-only strip            174            --            --          174
                        ----------    ----------    ----------   ----------
                        $      858            --            --          858
                        ==========    ==========    ==========   ==========

Investment securities as of December 31, 1998, are summarized as follows:

                                         Available-for-sale
                        ---------------------------------------------------
                                        Gross         Gross      Estimated
                         Amortized    unrealized    unrealized     market
                            cost        gains         losses       value
                        ----------    ----------    ----------   ----------
Collateralized MBS      $    1,649            --            --        1,649
Interest-only strips           432            --            --          432
                        ----------    ----------    ----------   ----------
                        $    2,081            --            --        2,081
                        ==========    ==========    ==========   ==========

The amortized cost and estimated market value of investment securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

                            Held-to-maturity          Available-for-sale
                        ------------------------    -----------------------
                                      Estimated                  Estimated
                         Amortized      market      Amortized      market
                           cost         value         cost         value
                        ----------    ----------    ----------   ----------
Due beyond five years   $       37            37          858           858
                        ==========    ==========    ==========   ==========

6.      LOANS

Loans at December 31, are summarized as follows:

                                       1999        1998
                                     --------    --------
Commercial loans                     $  8,785       1,081
Installment loans                         982          --
Loans held-for-resale                   1,312          --
Deferred income on USDA loans            (211)         --
                                     --------    --------
                                     $ 10,868       1,081

Loans to eleven customers comprise approximately 93 percent of total loans at December 31, 1999. The ability of the borrowers to repay their obligations is dependent upon economic conditions within their respective regions.

7.      ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is summarized as follows:

                                       1999        1998
                                     --------    --------
Beginning balance                    $     --          --
Additions:
  Provision for loan losses               475          --
  Recoveries                               --          --
  Deduction-loan charge-offs               (3)         --
                                     --------    --------
Ending balance                       $    472          --
                                     ========    ========

The Company considers the allowance for loan losses adequate to cover losses inherent in loans and loan commitments at December 31, 1999. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process and that of its regulators, will not require significant increases in the allowance for loan losses.

8.      RELATED PARTY TRANSACTIONS

As of March 31, 1998, the Company entered into a sub-lease for office space with Gateway Industries, Inc. ("GWAY") for use of such space as a corporate office on a non-exclusive basis. This lease runs through March 31, 2001, but may be terminated by either party with 90 days notice. Warren Lichtenstein, the Company's President, Chief Executive Officer, and Chief Accounting Officer, is the Chairman of the Board of Directors of GWAY. Mr. Lichtenstein is also the sole managing member of the General Partner of Steel Partners II, L.P., which owns approximately 48% of the common stock of GWAY. Steel Partners Services, Ltd. ("SPS"), which is owned by an entity controlled by Mr. Lichtenstein, also subleases part of the office space from GWAY. In 1999, the rent was included in a $267 management fee charged by SPS to the Company. Such management fee is included in the Company's selling, general and administrative expense. In 1998, the rent was approximately $32 and was included in overhead reimbursement to SPS of $148. In 1997 no rent, overhead, fee, or reimbursement was paid to SPS. As of December 31, 1999 and 1998 the Company showed, in relation to SPS, prepaid expense of $40 and $20 and accounts payable of $12 and $11, respectively.

9.      TIME CERTIFICATES OF DEPOSIT

Time certificates of deposits as of December 31, are summarized as follows:

                                             Weighted
                                             average
                                               rate        1999
                                             --------    --------
Certificates of deposit
  greater than $100,000                         5.14%    $  4,609
Other certificates of deposit                   4.25           30
                                             --------    --------
                                                5.13%    $  4,639
                                             ========    ========

A summary of the maturity of time certificates of deposit as of December 31, 1999 follows:


                                            Within one
                                               year
                                             --------
Greater than $100,000                        $  4,609
Other certificates of deposit                      30
                                             --------
                                             $  4,639

10.     SHORT-TERM BORROWINGS

WebBank has an unsecured operating line of credit from a commercial bank due April 30, 2000, which allows WebBank to borrow up to $3,000. Interest is payable monthly at the commercial bank's prime rate plus 100 basis points (9.5 percent at December 31, 1999). The operating line of credit is subject to certain minimum financial covenants. The average borrowings on the operating line of credit for the year ended December 31, 1999, were $244, the maximum outstanding at any month-end during the year ended December 31, 1999 was $2,600, and the average rate during 1999 was 9.7%.

11.     PREMISES AND EQUIPMENT

Premises and equipment at December 31, are summarized as follows:

                                               1999        1998
                                             --------    --------
Leasehold improvements                       $     49          43
Furniure and equipment                            137          93
                                             --------    --------
                                                  186         136
Less accumulated depreciation and
  amortization                                     85          20
                                             --------    --------
                                             $    101         116
                                             ========    ========

12.     STOCKHOLDERS' EQUITY

On November 4, 1998, at the annual meeting of stockholders of the Company, the stockholders approved a one-for- two reverse split of its common stock (the "Reverse Split"). Pursuant to the Reverse Split, which became effective on November 20, 1998 (the "Effective Date"), every two shares of common stock held by stockholders owning of record 500 or more shares of common stock on the Effective Date were converted into one share of common stock, and all shares held by stockholders owning of record fewer than 500 shares of common stock on the Effective Date were converted into the right to receive a cash payment in the amount of $2.0375 per share. The net effect of the Reverse Split was to reduce the number of shares of common stock outstanding as of the Effective Date from 8,620,383 shares to 4,310,192 shares. All references to the number of common shares and per common share amounts have been restated to reflect the Reverse Split.

In January of 1999 the Depository Trust Company made a final determination of 78,829 shares to be treated as representing positions of holders of less than 250 shares (on a post-split basis). Accordingly, the Company deposited in an escrow account with First Union National Bank $323 for the purpose of paying cash to holders of less than 250 shares and the corresponding shares have been shown as redeemed and retired.

A member of the Company's board of directors contributed cash of $180 to the Company in August 1999. No shares were issued as a result of this transaction. The Company recorded the contribution as an addition to paid-in-capital.

13.     STOCK OPTIONS AND WARRANTS

The Company's New Equity Compensation Plan was adopted on February 14, 1995. The Plan provided for the granting of a maximum of 350,000 shares of stock. The price of the options granted was not less than 100 percent of the fair market value of the shares on the date of grant. The options vested immediately with the Sale of Stores. At that time, all options were canceled 60 days later.

On April 24, 1997, the Company adopted a Long Term Stock Incentive Plan which provides for the granting to employees and directors of, and consultants to, the Company certain stock-based incentives and other equity interests in the Company. A maximum of 250,000 shares were issuable under the Plan. The options vest according to varied schedules, are exercisable when vested, and expire five years from the date of issuance.

The Board of Directors of the Company, at its meeting on September 2, 1998, approved the merger of the New Equity Compensation Plan (which had been adopted in 1995) into the Long Term Stock Incentive Plan (which had been adopted in
1997) and certain amendments to the Long Term Stock Incentive Plan. At the annual meeting held November 4, 1998, the shareholders approved the merger and certain amendments to the new stock option plan (the "Merged Plan".) Approved were the grants of certain stock-based incentives and other equity interests to employees, directors, and consultants. A maximum of 1,000,000 shares may be issued under the Merged Plan. The options are vested according to varied schedules, exercisable when vested, and expire five years from the date of issuance.

The following table summarizes stock option activity:


                                                          Eleven-month
                               Year ended                 period ended                Year Ended
                            December 31, 1999          December 31, 1998           January 31, 1998
                        -------------------------------------------------------------------------------
                                       Weighted-                  Weighted-                   Weighted-
                           Number      average        Number      average        Number       average
                         of shares     exercise      of shares    exercise      of shares     exercise
                         (1,000's)      price        (1,000's)     price        (1,000's)      price
                        ----------    ----------    ----------   ----------    ----------    ----------
Options outstanding at
  beginning of year            504    $     3.71            49   $     3.40           159    $     7.78

Options granted                 53          6.25           455         3.75            59          3.41

Options exercised/
  expired/canceled            (114)         3.65            --           --          (169)         7.46
                        ----------    ----------    ----------   ----------    ----------    ----------
Options outstanding at
  end of year                  442          4.08           504         3.72            49          3.40

Options exercisable at
  end of year                  369    $     4.01           268   $     3.95            36    $     4.36

Weighted-average fair
  value of options granted
  during the year       $     2.71                  $     1.73                 $     1.46





The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                 Options outstanding                     Options exercisable
                             -------------------------------------------------------------------
                               Number        Weighted-                    Number
                             outstanding      average      Weighted-    exercisable    Weighted-
        Range of                 at          remaining      average         at          average
        exercise             December 31,   contractual    exercise     December 31,   exercise
         prices                 1999       life in years    price          1999          price
       ----------            -----------    -----------   -----------   -----------   ----------
 $ 2.875 to 4.313                    339          3.5     $      3.65          283    $     3.65
   4.314 to 6.470                     70          3.8            4.81           70          4.81
   6.471 to 7.000                     33          4.8            6.94           16          6.88
                             -----------                                 ----------
                                     442                         4.08          369          4.01
                             -----------                                 ----------

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss and loss per share would have been changed to the following pro forma amounts:

                                                          Eleven-month
                                           Year ended     period ended     Year Ended
                                          December 31,    December 31,     January 31,
                                              1999           1998            1998
                                           ----------      ----------      ----------
Net loss                 As reported       $   (1,610)     $     (715)     $  (25,538)
                         Pro forma             (1,654)         (1,503)        (25,609)

Basic and diluted
  loss per share         As reported             (.37)           (.17)          (5.91)
                         Pro forma               (.43)           (.28)          (5.92)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 1999, the eleven-month period ended December 31, 1998 and the year ended January 31, 1998: risk-free interest rates of 4.6 percent, 4.7 percent, and 5.4 percent, respectively; expected dividend yields of 0 percent for all years; expected lives of 5 years for all years; and expected volatility of 42 percent, 46 percent, and 39 percent, respectively. The fair value for options granted to nonemployees for services was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 1999: risk-free interest rate of 5.8 percent, expected dividend yield of 0 percent, expected lives of 5 years, and expected volatility of 50 percent. No options were granted to nonemployees for services during the eleven-month period ended December 31, 1998 and the year ended January 31, 1998. Compensation of $61 was charged to expense as a result of options issued to nonemployees in 1999.

Warrants were issued to stockholders in 1995 related to the Company's Bankruptcy filing in 1993. The number of Company warrants exercisable at December 31, 1999 is 4,286. The exercise price is updated annually in April and as of April 1999 is $12.44 per warrant. To acquire one share of Company stock, a warrant holder must exercise two warrants and pay $24.88. All warrants outstanding expire April 28, 2002.

14.     EMPLOYEE BENEFIT PLAN AND INCENTIVE PROGRAM

WebBank has a 401(k)  profit  sharing plan  covering  employees who meet age and service requirements. Plan participants are fully vested after five years of service. WebBank matches employee contributions up to five percent of covered compensation at two hundred percent of the employee's contribution. Contributions to the plan amounted to approximately $60, $8, and $0 for the year ended December 31, 1999, the eleven-month period ended December 31, 1998, and the year ended January 31, 1998, respectively.

15.     INCOME TAXES

The Company reported no income tax expense or benefit for the year ended December 31, 1999, the eleven-month period ended December 31, 1998, and the year ended January 31, 1998. The difference between the expected tax benefit and actual tax benefit is primarily attributable to the effect of the net operating losses, offset by an increase in the Company's deferred tax asset valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

                                            December 31,    December 31,
                                                1999            1998
                                             ----------      ----------
Deferred tax assets:
  Net operating loss carryforward            $   14,448          12,647
  Deferred income                                    19              19
  Accrued bonuses                                     8              14
  Accrued vacation                                   12              --
  Allowance for loan loss                           179              --
  Premises and equipment                             26              --
                                             ----------      ----------
      Total deferred tax assets                  14,692          12,680
        Less valuation allowance                (14,692)        (12,680)
                                             ----------      ----------
Net deferred tax assets                      $       --              --
                                             ==========      ==========

The net changes in the total valuation allowance for the year ended December 31, 1999, and the eleven-month period ended December 31, 1998, were an increase of $2,012 and a decrease of $1,063 respectively.

At December 31, 1999, the Company had certain net operating loss carry forwards of approximately $38,200 which are scheduled to expire from 2003 through 2019. The Company has treated such net operating losses in accordance with Section 382(l)(5) of the Internal Revenue Code. As a result, there is approximately $27,000 in net operating losses incurred prior to the Effective Date as well as $11,200 incurred subsequent to the Effective Date available as carryovers.
All net operating losses may be subject to certain limitations on utilization.

16.     DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying value for short-term financial instruments that mature or reprice frequently at market rates approximates fair value. Such financial instruments include: cash and cash equivalents, accrued interest receivable, demand deposits, accounts payable and accrued expenses, time certificates of deposit and short term borrowing. The difference between the fair market value and the carrying value for loans and investment securities is not considered significant to the financial statements.

17.     COMMITMENTS AND CONTINGENCIES

The Company has entered into various operating leases for office space. The schedule of future minimum operating lease payments as of December 31, 1999, is summarized as follows (in thousands):


          2000                          $    129
          2001                               111
          2002                               102
          2003                               102
          2004                               102
          Thereafter                          21
                                        --------
                                        $    567
                                        ========


The Company's rental expense for the year ended December 31, 1999, the eleven-month period ended December 31, 1998, and the year ended January 31, 1998 amounted to approximately $199, $60, and $0 respectively.

The Company is a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans. At December 31, 1999 and 1998, the Company's undisbursed commercial loan commitments totaled approximately $21,000 and $4,600 respectively.

WebBank has a Cash Management Account ("CMA") with the Federal Home Loan Bank of Seattle ("FHLB") at an amount equal to five percent of total assets. CMA advances must be fully collateralized according to the terms of the Advance, Security, and Deposit Agreement that the Bank signed with the FHLB. The CMA is reviewed on an annual basis and market interest rates are set at the time funds are borrowed. As of December 31, 1999, no borrowings were drawn on this CMA account.

18.     REGULATORY REQUIREMENTS

WebBank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average quarterly assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1999 and 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework. To be categorized as "well capitalized" the Bank must maintain certain Total and Tier I capital to risk-weighted assets and Tier I capital to average quarterly assets ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

Capital amounts and ratios are summarized as follows (in thousands):

                                                       Well Capitalized            Minimum capital
                                 Actual                   Requirement                Requirement
                         -------------------------------------------------------------------------------
                           Amount        Ratio         Amount       Ratio         Amount        Ratio
                         ----------    ----------    ----------   ----------    ----------    ----------
As of
December 31, 1999:

Total Capital (Tier I +
  Tier 2) to risk
  weighted assets        $   3,466         54.33%    $      638       10.00%    $      510         8.00%

Tier I Capital to risk
  weighted assets            3,384         53.04%           383        6.00%           255         4.00%

Tier I Capital to average
  assets (Leverage Ratio)    3,384         33.09%           511        5.00%           409         4.00%

As of
December 31, 1998:

Total Capital (Tier I +
  Tier 2) to risk
  weighted assets        $   3,455        126.65%    $      272       10.00%    $      218         8.00%

Tier I Capital to risk
  weighted assets            3,455        126.65%           164        6.00%           109         4.00%

Tier I Capital to average
  assets (Leverage Ratio)    3,455         80.01%           216        5.00%           173         4.00%

19.     SERVICING ASSET AND LIABILITIES

In connection with certain businesses in which the Company sells originated or purchased loans with servicing retained, servicing assets or liabilities are recorded based on the relative fair value of the servicing rights on the date the loans are sold. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income and expense. At December 31, 1999 and 1998, servicing assets, which are included in Other
Assets, were $114 and 145, respectively. At December 31, 1999 and 1998, servicing liabilities, which are netted against loans receivable, were $108 and $0. Servicing assets are periodically evaluated for impairment based on the fair value of those assets.

20.     SUBSEQUENT EVENTS

In January 2000, a former executive officer and director of the Company's subsidiary Praxis (the "officer") filed a lawsuit in the Superior Court of the State of California, County of Napa against the Company, Praxis and Holdings. The lawsuit alleges that Praxis has breached its employment agreement with the officer. The lawsuit also asserts claims for interference with contract and unjust enrichment based upon the purported wrongful termination of the officer's employment contract with Praxis. The lawsuit seeks damages of an unspecified amount and compliance by Praxis with the termination pay out provisions in the officer's employment agreement relating to purchase of the officer's 10% interest in Praxis and WebBank (both 90% covered subsidiaries of the Company) at their fair market value. The time for the Company to answer and assert counterclaims in this matter has not yet expired. The Company and Praxis deny that Praxis wrongfully terminated the officer's employment and intends to vigorously defend this matter. The Company does not believe that this lawsuit will have a material impact on its financial condition, results of operations, or liquidity.