Form 10-K/A
period 1999-12-31
WEBFINANCIAL CORP
filed 2000-04-25
CIK 85149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                 TITLE OF CLASS
COMMON STOCK, $.001 PAR VALUE

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

                       DOCUMENTS INCORPORATED BY REFERENCE
         Definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2000 Annual Meeting of Stockholders, Part III.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

     At the annual meeting of stockholders held November 4, 1998 (the "1998 Meeting"), the stockholders of the Company voted to eliminate the Company's staggered board system. Commencing at the June 15, 1999 Annual Meeting (the "1999 Meeting"), with respect to directors whose terms expired at the 1999 Meeting, and continuing at the annual meetings of stockholders held in 2000 and 2001, each director whose term is expiring (and any new nominees for director) shall be elected for one-year terms only.

     On February 16, 1999 and March 1, 1999,  respectively,  N. Hunter Wyche and
J. David Rosenberg resigned from the Board of Directors (the "Board"). At a meeting on April 20, 1999, the Board appointed James Benenson, Jr. to fill the vacancy left by Mr. Rosenberg. In addition, Harold Smith informed the Board that he would not stand for reelection at the annual meeting to be held in 2000. The Board declined to nominate a director to stand for election in Mr. Smith's place and voted to reduce the number of directors from seven to five. Such reduction does not shorten Mr. Smith's term, which expires at the annual meeting in 2000. As a result of the foregoing, at the 1999 Annual Meeting, the Board consisted of one director in the class expiring at the 1999 Meeting, one director in the class whose term expires at the annual meeting in 2000 and three directors in the class whose terms expire at the annual meeting in 2001. Additionally, as described above, the director elected at the annual meeting in 2000 and all directors elected at annual meetings following the annual meeting in 2000, shall be elected for one-year terms only.

     The name of, principal occupation of and certain additional information about each of the five current directors are set forth below.

DIRECTORS AND EXECUTIVE OFFICERS


         NAME AND AGE                 OCCUPATION AND OTHER DIRECTORSHIPS

Jack L. Howard (38) Mr. Howard has served as a director of the Company (term expires 2000) since 1996 and Vice President, Secretary, Treasurer and
                         Chief  Financial  Officer of the Company since December
                         1997.  Mr.  Howard has been a  registered  principal of
                         Mutual Securities,  Inc., a stock brokerage firm, since
                         prior to 1993.  Mr.  Howard  has also  been the  Acting
                         President  and  Chief  Financial   Officer  of  Gateway
                         Industries, Inc. since September 1994. Mr. Howard is a director of the following publicly held companies:
                         Gateway Industries, Inc. and Pubco Corporation.


James Benenson, Jr. (64) Mr. Benenson has been Chairman of Vesper Company since (term expires 2000) 1979 and of Arrowhead Holdings Corporation since 1983.
                         Prior to such time, Mr. Benenson served in various capacities with F. Eberstadt & Co., Walker, Hart & Co.
                         and James Benenson & Co. Mr. Benenson has served as a director of the Company since 1999, when he was appointed by the Company's Board of Directors to fill the vacancy created by the resignation of J. David
                         Rosenberg.

Warren G.                Mr.  Lichtenstein  has  served  as a  director  of  the
Lichtenstein (34)        Company since 1996 and  President  and Chief  Executive
(term expires 2001)      Officer  of  the  Company  since   December  1997.  Mr.
                         Lichtenstein  has  been  the  Chairman  of  the  Board,
                         Secretary  and the Managing  Member of Steel  Partners,
                         L.L.C.  ("Steel  LLC"),  the  general  partner of Steel
                         Partners II, L.P. since January 1, 1996.  Prior to such
                         time, Mr.  Lichtenstein was the Chairman and a director
                         of Steel  Partners,  Ltd., the general partner of Steel
                         Partners  Associates,   L.P.,  which  was  the  general
                         partner of Steel Partners II, L.P. since 1993 and prior
                         to January 1, 1996. Mr. Lichtenstein has also served as
                         President  and  director  of  Marsel  Mirror  and Glass
                         Products,  Inc.  ("Marsel"),  a  subsidiary  of Gateway
                         Industries,  Inc. ("Gateway"),  from Marsel's inception
                         in July 1995 until shortly after the acquisition of its
                         business by Gateway in November  1995, and continued as
                         a director  until its  disposition  in  December  1996.
                         Marsel  filed for  protection  under  Chapter 11 of the
                         United  States   Bankruptcy   Code  shortly   following
                         Gateway's  disposition  of its interest in Marsel.  Mr.
                         Lichtenstein  is a director of the  following  publicly
                         held   companies:   Gateway   Industries,   Inc.,   PLM
                         International,  Inc., Tech-Sym Corporation,  CPX Corp.,
                         ECC  International  Corp. and Saratoga  Beverage Group,
                         Inc.

Earle C. May (81)        Mr. May was  elected a director  of the  Company by the
(term expires 2001)      Board of Directors  on July 22, 1997.  Mr. May has been
                         an executive officer of May Management, Inc., an investment management firm, since prior to 1993.

Joseph L. Mullen (52)    Mr.  Mullen  has served as a  director  of the  Company
(term expires 2001)      since 1995.  Since January 1994,  Mr. Mullen has served
                         as  Managing  Partner  of  Li  Moran  International,  a
                         management  consulting company, and has functioned as a
                         senior officer overseeing the merchandise and marketing
                         departments  for such  companies  as Leewards  Creative
                         Crafts  Inc.,  Office  Depot  of  Warsaw,   Poland  and
                         WebFinancial Corporation.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all such reports required to be filed during the fiscal year ended December 31, 1999 ("Fiscal 1999"), were filed on a timely basis. The Company 's belief is based solely on its review of Forms 3, 4, and 5 and amendments thereto furnished to the Company during, and with respect to, Fiscal 1999 by persons known to be subject to Section 16 of the Exchange Act. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company, during its fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater-than 10% beneficial owners were satisfied.

Item 11.   EXECUTIVE COMPENSATION

CASH AND OTHER COMPENSATION

     The following table sets forth all the compensation earned for services rendered in all capacities, during the fiscal years indicated, by the person who served as chief executive officer of the Company and the other most highly compensated executive officer during 1999 (collectively, the "Named Executives"). No other executive officer received annual compensation at the rate of $100,000 or more during the most recent fiscal year.

                                                       Long-term
                                                     Compensation

                                                        Awards
                                                        ------
Name and
Principal Position                        Year       Options/SARs(#)
------------------                        ----       --------------
Warren G. Lichtenstein                    1999                    0
President and Chief executive officer     1998              211,145
                                          1997               16,313

Jack L. Howard                            1999                    0
Vice President and                        1998              123,645
Chief financial officer                   1997               16,313

STOCK OPTIONS

     No stock options or stock appreciation rights were granted to the Named Executives during 1999.


         The following table shows aggregate option exercise of the Named Executives during the year (there were no stock appreciation rights granted or exercised) and the number and value of options held as of December 31, 1999 by the Named Executives.

   AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                              Number of
                           shares acquired
                             from stock     Dollar value      Number of Unexercised        Value of Unexercised
                           option exercise   realized on            Options               In-the-Money Options
Name                       during the year   exercise($)      at Fiscal Year-End(#)        at Fiscal Year-End($)(1)
----------------------     ---------------   ----------       --------------------         --------------------
                                                           Exercisable   Unexercisable  Exercisable   Unexercisable
                                                           -----------   -------------  -----------   -------------
Warren G. Lichtenstein              0                0         208,708        18,750      1,298,164       116,625

Jack L. Howard                 64,250        1,125,650          63,208        12,500        393,154        77,750

(1) The value of in-the-money options assumes the closing sales price of the Common Stock underlying the options as of December 31, 1999 ($6.22).


COMPENSATION COMMITTEE INTERLOCKS

     Compensation Committee Interlock and Insider Participation. The Company had no compensation committee or other Board committee performing equivalent functions during 1999. Each member of the Board, including Messrs. Lichtenstein and Howard, the Company's Named Executive Officers, has participated in deliberations concerning executive officers' compensation.

DIRECTOR COMPENSATION

     Each of the three directors who are not officers of the Company has elected to receive his retainer fee of $18,000 per year and meeting fee compensation ranging from $375 to $1,125 per meeting in the form of grants of common stock, to be paid at the time of the annual meeting. The value of the shares granted is the fair market value at the time of the grant. Directors who are not officers do not receive annual or per meeting compensation.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 31, 2000 regarding the beneficial ownership of the Common Stock by each person known by the Company to own beneficially more than 5% of the Common Stock, by each director and executive officer, individually, and by all directors and executive officers as a group.

                                           Amount and
                                           Nature of
                                           Beneficial
Name and Address                           Ownership         Percentage of Class

Warren G. Lichtenstein                     1,320,613(1)             29.02%
150 East 52nd Street
New York, New York  10022

Steel Partners II, L.P.                    1,090,655(2)             23.96%
150 East 52nd Street
New York, New York  10022

Jack L. Howard                               110,108(3)              2.42%
182 Farmers Lane
Santa Rosa, CA 95405


Earle C. May                                 410,777(4)              9.03%
4550 Kruse Way #345
Lake Oswego, Oregon  97035

May Management, Inc.                         385,350                 8.47%
4550 Kruse Way #345
Lake Oswego, Oregon  97035

James Benenson, Jr.                           61,678                 1.36%
One Lexington Ave
New York, NY 10010


Joseph L. Mullen                              20,361(5)               *
611 Broadway Suite 801
New York, NY 10012


All directors and executive                1,923,537                42.27%
officers as a group (five persons)
*Less than 1%
                             ----------------------

(1)      Includes:  (a) 2,500 shares of Common Stock owned by Mr.  Lichtenstein;
         (b) 227,458 shares of Common Stock issuable upon the exercise of options within sixty days of March 31, 2000 granted to Mr. Lichtenstein; (c) 1,068,970 shares of Common Stock owned by Steel Partners II, L.P.; and (d) 21,685 shares of Common Stock issuable upon the exercise of warrants within sixty days of March 31, 2000 owned by Steel Partners II, L.P. Mr. Lichtenstein is the Managing Member of the general partner of Steel Partners II, L.P. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock owned by Steel Partners II, L.P. (except to the extent of his pecuniary interest in such shares of Common Stock, which is less than the amount disclosed).

(2) Represents 1,068,970 shares of Common Stock and 21,685 shares of Common Stock issuable upon exercise of warrants within sixty days of March 31, 2000.

(3) Represents 34,400 shares of Common Stock and 75,708 shares of Common Stock issuable upon exercise of options within sixty days of March 31, 2000 granted to Mr. Howard.

(4) Includes: (a) 5,066 shares of Common Stock owned by Mr. May; (b) 20,361 shares of Common Stock issuable upon the exercise of options within sixty days of March 31, 2000 granted to Mr. May; (c) 35,000 shares of Common Stock owned by May Management, Inc.; and (d) 350,350 shares of Common Stock held in customer accounts as to which May Management, Inc. has shared dispositive power. Mr. May is the Chief Executive Officer and a principal stockholder of May Management, Inc. and may be deemed to be the beneficial owner of shares owned by May Management, Inc. or as to which May Management, Inc. has shared dispositive power.

(5) Represents 20,361 shares of Common Stock issuable upon exercise of options within sixty days of March 31, 2000 granted to Mr. Mullen.

                              --------------------

     Except as noted in the footnotes above, (i) none of such shares is known by the Company to be shares with respect to which the beneficial owner has the right to acquire beneficial ownership and (ii) the Company believes the beneficial owner listed above has sole voting and investment power with respect to the shares shown as being beneficially owned by it.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of March 31, 1998, the Company entered into a sub-lease for office space with Gateway Industries, Inc. ("GWAY") for use of such space as a corporate office on a non-exclusive basis. This lease runs through March 31, 2001, but may be terminated by either party upon 90 days notice. Warren Lichtenstein, the Company's President, Chief Executive Officer, and Chief Accounting Officer, is the Chairman of the Board of Directors of GWAY. Mr. Lichtenstein is also the Managing Member of the General Partner of Steel Partners II, L.P. which owns approximately 48% of the common stock of GWAY. Steel Partners Services, Ltd. ("SPS"), which is owned by an entity controlled by Mr. Lichtenstein, also subleases part of the office space from GWAY. In 1998, the rent was approximately $2,700 a month.

     During the year ended December 31, 1999, the Company paid a management fee of approximately $267,000 to SPS for certain management, consulting and advisory services. The fee also included the Company's one-third share of rent expense which was paid entirely by SPS during 1999. The Company believes that the cost of obtaining the type and quality of services rendered by SPS is no less favorable than the cost at which the Company could obtain from unaffiliated entities.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            WebFinancial Corporation

         By: /s/Jack L. Howard
             ---------------------------
                Jack L. Howard
                Vice President and Chief Financial Officer


         Date: April 25, 2000