Form 10-Q
period 2000-03-31
WEBFINANCIAL CORP
filed 2000-05-15
CIK 85149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000
                                       OR
         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934

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

          Class                                    Outstanding at May 15, 2000

Common Stock, par value $.001                            4,354,280 Shares

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES


                                    FORM 10-Q

                                      INDEX



PART 1--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Financial Condition
         March 31, 2000 and December 31, 1999                                 2

         Consolidated Statements of Operations
         for the three months ended March 31, 2000 and 1999                   4

         Consolidated Statements of Cash Flow
         for the three months ended March 31, 2000 and 1999                   5

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                   10

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13

Item 2.  Changes in Securities                                               13

Item 3.  Defaults Upon Senior Securities                                     13

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 5.  Other Information                                                   13

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signatures                                                                   15

PART I--FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands except per share amounts)


                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   March 31, 2000     December 31, 1999
                                                                   --------------     -----------------
                                                                     (unaudited)
                              Assets
    Cash and cash equivalents                                     $       7,171          $      7,266
    Investment securities
       Held-to-maturity (estimated fair value $37
         at March 31, 2000 and December 31, 1999)                            37                    37
       Available-for-sale                                                   973                   858
                                                                  -------------          ------------
              Total investment securities                                 1,010                   895

    Loans, net of deferred premium                                       11,618                10,868
        Less allowance for loan loss                                        541                   472
                                                                  -------------          ------------
              Loans, net                                                 11,077                10,396

    Accounts receivable                                                       5                    14
    Prepaid expense                                                         106                    63
    Premises and equipment,
         net of accumulated depreciation and amortization                    95                   101
    Accrued interest receivable                                             219                   163
    Goodwill, net of accumulated
         amortization of $187 and $158                                    1,587                 1,616
    Other assets                                                            528                   428
                                                                  -------------          ------------

                                                                  $      21,798          $     20,942
                                                                  =============          ============

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

                                                                   March 31, 2000     December 31, 1999
                                                                   --------------     -----------------
                                                                     (unaudited)


               Liabilities and Stockholders' Equity
    Deposits:
      Non interest-bearing demand                                 $         250          $        250
      Interest-bearing time certificates of deposit                       5,846                 4,639
                                                                  -------------          ------------
           Total deposits                                                 6,096                 4,889

    Short term borrowing                                                    775                 1,100
    Accounts payable and accrued liabilities                              1,030                   953
    Deferred revenue, net                                                   154                     -
    Servicing liability                                                     103                   108
                                                                  -------------          ------------

               Total liabilities before minority interests                8,158                 7,050

   Commitments and contingencies                                              -                     -

   Minority interests                                                       470                   457

    Stockholders' Equity
      Preferred stock, 10,000,000 shares authorized, none issued              -                     -
      Common stock, 50,000,000 shares authorized;
         $.001 par value, 4,354,280 and 4,310,192 shares issued
         and outstanding at March 31, 2000 and
         December 31, 1999, respectively                                      4                     4
      Paid-in capital                                                    36,602                36,578
      Unearned compensation                                                 (65)                  (65)
      Accumulated deficit                                               (23,371)              (23,082)
                                                                  -------------          ------------
               Total stockholders' equity                                13,170                13,435
                                                                  -------------          ------------
                                                                  $      21,798          $     20,942
                                                                  =============          ============


See accompanying notes to consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                     For the Three Months Ended
                                                               March 31, 2000           March 31, 1999
                                                               --------------           --------------
Interest and fees on commercial loans                         $            303          $           37
Interest on cash and cash equivalents                                       83                     117
Interest on investment securities available for sale                        20                      36
                                                              ----------------          --------------
         Total interest income                                             406                     190
Interest expense                                                            94                      15
                                                              ----------------          --------------

         Net interest income before loan loss provision                    312                     175

Loan loss provision                                                         65                      26
                                                              ----------------          --------------

         Net interest income after loan loss provision                     247                     149
                                                              ----------------          --------------

Non interest income:
Gain on sale of commercial loans                                            22                     172
Fee income on loans                                                        212                       -
Fee income on structured settlements                                        95                       -
Credit card servicing                                                       50                       -
Other income                                                                 -                      15
                                                              ----------------          --------------

         Total non interest income                                         379                     187
Non interest expenses:
Salaries                                                                   472                     410
Occupancy                                                                   38                      52
Goodwill amortization                                                       30                      32
Selling, general and administrative                                        353                     377
Other                                                                       35                       -
                                                              ----------------          --------------

         Total non interest expenses                                       928                     871

         Loss before minority interests                                   (302)                   (535)
                                                              -----------------         --------------

Loss attributable to minority interests                                     13                      41
                                                              ----------------          --------------

         Net loss                                             $           (289)         $         (494)
                                                              ================          ==============

Basic and diluted net loss per share                          $           (.07)         $         (.12)
Weighted average number of common shares and
  common share equivalents, basic and diluted                        4,352,820               4,246,314

See accompanying notes to consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                             (Amounts in thousands)

                                                                       For the Three             For the Three
                                                                       Months Ended              Months Ended
                                                                      March 31, 2000            March 31, 1999
                                                                      --------------            --------------
Cash flows from operating activities:
Net loss                                                               $       (289)            $        (494)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Minority interest                                                              13                       (41)
  Depreciation and amortization                                                   6                        16
  Common stock granted in lieu of cash                                           24                         -
  Gain on sale of commercial loan                                               (22)                     (172)
  Deferred revenue, net                                                         154                         -
  Loan loss provision                                                            65                        26
  Amortization of loan premiums                                                   -                         6
  Amortization of goodwill                                                       29                        32
  Amortization of premiums for available-for-sale securities                      -                        27
  Amortization of servicing asset                                                (5)                        -
  Cash restricted in escrow                                                       -                     1,687
  Net changes in:
       Accounts receivable                                                        9                         -
       Prepaid expenses                                                         (43)                      (47)
       Accrued interest receivable                                              (56)                      (13)
       Other assets                                                            (100)                       (5)
       Accounts payable and accrued expenses                                     77                       (20)
                                                                       ------------              -------------
        Net cash provided by (used in) operating activities                    (138)                    1,002

Cash flows from investing activities:
  Principal payments received on available-for-sale securities                    -                       220
  Purchase of available-for-sale securities                                    (115)                     (204)
  Purchase of property and equipment                                              -                        (4)
  Net increase in loans                                                        (724)                   (1,222)
                                                                       ------------              ------------
        Net cash used in investing activities                                  (839)                   (1,210)

Cash flows provided by financing activities-
  Net increase in deposits                                                    1,207                     2,607
  Net decrease in line of credit                                               (325)                        -
                                                                       ------------              ------------
        Net cash provided by financing activities                               882                     2,607

Net increase (decrease) in cash and cash equivalents                            (95)                    2,399
Cash and cash equivalents at beginning of period                              7,266                     8,681
                                                                       ------------              ------------

Cash and cash equivalents at end of period                             $      7,171             $      11,080
                                                                       ============             =============

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited) (continued)
                             (Amounts in thousands)

Supplemental disclosure of additional cash activities:
  Cash paid for interest                                               $         94             $          15

See accompanying notes to consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      March 31, 2000 and December 31, 1999
                (Amounts in thousands except per share amounts)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation--The accompanying interim consolidated financial statements of WebFinancial Corporation and its subsidiaries (the "Company") are unaudited and have been prepared in conformity with the requirements of
Regulations S-X promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying interim consolidated financial statements should be read in conjunction with the Company's significant accounting policies as set forth in Note 1 to the consolidated financial statements in the 1999 Annual Report on Form 10-K. The consolidated Statement of Financial Condition at December 31, 1999 was extracted from the Company's audited consolidated financial statements contained in the 1999 10-K, and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

     In the opinion of management, all adjustments are comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.       ORGANIZATION AND RELATIONSHIPS

     The consolidated financial statements include the financial statements of WebFinancial Corporation and its subsidiaries: WebFinancial Holding Corporation ("Holding"), WebBank ("WebBank"), Praxis Investment Advisers, Inc. ("Praxis"), WebFinancial Government Lending, Inc. ("Lending"), and Web Film Financial, Inc. ("Film"), collectively referred to as the Company. WebBank is a Utah-chartered industrial loan corporation, and is subject to comprehensive regulation, examination, and supervision by the Federal Deposit Insurance Corporation ("FDIC"), and the State of Utah Department of Financial Institutions. WebBank provides commercial and consumer specialty finance services.

     The  Company  has  received   approval  of  the   Department  of  Financial
Institutions of the State of Utah to cause Lending to become a direct subsidiary of WebBank and that transaction is expected to be completed in 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the interim consolidated financial statements of the Company and the Notes thereto.

OVERVIEW

     Business Description WebFinancial Corporation, formerly Rose's Holdings, Inc., is a holding company headquartered in New York, NY. As of March 31, 2000, the Company holds $7,171,000 in cash, has no long term debt, and owns 100% of WebFinancial Holding Corporation ("Holding"), an intermediary holding company, which owns 90% of WebBank, 90% of Praxis Investment Advisers, Inc. ("Praxis"), 100% of Web Financial Government Lending Corporation ("Lending"), and 100% of Web Film Financial, Inc. ("Film"). The former President and CEO of Holding, is the sole minority stockholder and owns the other 10% of WebBank and Praxis.

     WebBank, located in Salt Lake City, Utah, is a Utah chartered Industrial Loan Corporation ("ILC") regulated by the Federal Deposit Insurance Corporation ("FDIC") and Utah Department of Financial Institutions and has recently become a member of the Seattle Federal Home Loan Bank. The ILC charter has the ability to attract FDIC insured deposits, underwrite insurance, and export Utah's favorable interest rates and terms to 48 other states. At present, WebBank has one office and has no plan to open any other offices. Due to the benefits and powers of the Utah ILC charter, WebBank is uniquely positioned to develop loan products and provide other banking services that could be distributed throughout the United States. WebBank was purchased in August 1998 from H&R Block.

     WebBank's   business  plan  contains   three  facets:   Portfolio   Income,
Origination of USDA B&I loans and SBA loans (as defined below), and Sourcing Partnerships.

         Portfolio Income - WebBank is acquiring assets for its portfolio which will include loans funded under U.S. Government credit enhancement programs such as USDA Rural Development Business and Industry Loans ("USDA B&I"), Small Business Administration loans ("SBA"), and investment grade securities. Deposits accessed from strategic partners and certificates of deposit ("CD's") acquired through a brokered CD program fund the purchases of these assets. At present, WebBank has about $13.3 million of assets and $6.1 million of deposits, and believes it will be able to grow its asset base to approximately $40 million without any additional equity.

         Origination of USDA B&I loans and SBA loans - These Loan programs are sponsored by U.S. Government agencies that encourage lending to small businesses by guaranteeing a portion of the loan (up to 90%) with a full faith and credit guarantee of the United States Government. In fiscal year 1999, the USDA B&I loan guarantee program had the authority to guarantee up to $1 billion dollars, and since 1994 this program has guaranteed about $3.5 billion dollars of B&I loans. Generally, USDA B&I loans tend to be for amounts less than $10 million, and WebBank has been able to structure these loans with prepayment penalties, adjustable rates, and other features to enhance the safety and marketability of the loans. To date, WebBank has funded $14.8 million of these loans, and has signed commitment letters for approximately $14.5 million of additional loans. WebBank expects to close all of these potential loans in the next 3 months. In general, the WebBank will sell the guaranteed portions of the loans while retaining the unguaranteed portions and servicing rights to the loans.

         Sourcing Partnerships - Sourcing Partnerships are joint ventures in which WebBank works with certain specialty loan originators. WebBank's Utah Industrial Loan Charter allows the originator flexibility regarding loan structure, terms and/or conditions. In general, WebBank and its Sourcing Partner ("Partner") will jointly agree on underwriting criteria. The Partner will agree contractually to purchase loans WebBank originates under the program and to directly reimburse WebBank for any and all costs of origination, including legal, compliance, management oversight, and audit costs. WebBank's Partners will contribute marketing, sales, in-depth industry knowledge and an origination network. WebBank will establish underwriting standards and approve the credit and originate qualifying loans presented by the Partners. WebBank may resell the loans to the Partner, thereby minimizing portfolio and credit risk while securing attractive fees. WebBank believes these arrangements can generate consistent fee based income streams without any significant risks to WebBank or depositors and with minimal incremental expense to WebBank (since all expenses will be reimbursed). Additionally, the Partners will place a deposit in WebBank in excess of the daily production of their loan program, with WebBank's right to offset any losses against these deposits. At present, WebBank has five Sourcing Partnerships that are generating loans. WebBank is currently negotiating with other specialty loan and credit card issuers.

     WebFinancial Government Lending, Inc - In late June 1999, the Company funded Lending to compliment and support the government lending activities of WebBank. In the second quarter of 2000, Lending is expected to become a direct subsidiary of WebBank.

     On December 31, 1999, the Company had net operating loss carry-forwards of approximately $37 million that are scheduled to expire during the years ending 2010 through 2018. The Company has treated net operating losses incurred prior to April 28, 1995 (the "Effective Date") in accordance with Section 382(1)(5) of the Internal Revenue Code. As a result, there is approximately $27 million in net operating losses incurred prior to the Effective Date as well as $10 million incurred subsequent to the Effective Date available as carryovers.

     At the June 26, 1997 meeting the Company's shareholders approved an amendment to the Corporation's Certificate of Incorporation to prohibit purchases of more than 5% of the Company's shares. The purpose of this limitation is to help assure that the consolidated corporation's substantial tax benefits (in the form of net operating loss carry-forwards) will continue to be available to offset future taxable income.

RESULTS OF OPERATIONS

     Revenue - The Company reported net interest income after loan loss provision for the three months ended March 31, 2000 and 1999 of $247,000 and $149,000, respectively. Servicing income and other income totaled $379,000 and $187,000, for the three months ended March 31, 2000 and 1999. The increases in net interest income after loan losses and servicing income and other income result primarily from greater loan volume.

     Costs and Expenses - Operating expenses totaled $928,000 and $871,000, for the three months ended March 31, 2000 and 1999, respectively, and consisted primarily of salary and benefits, facilities rentals, and professional fees. The increase in Salaries was due to the amounts owed to certain terminated officers of WebBank.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000 and December 31, 1999 the Company's cash and cash equivalents totaled approximately $7,171,000 and $7,266,000, respectively. Cash utilized by WebBank for loan activity offset by increased time deposits are major factors affecting the cash and cash equivalent decrease. Management believes that the Company's current cash and cash equivalent balances and expected operating cash flows and available credit lines are adequate to meet its liquidity needs through the next year.

     The Company continues to actively seek acquisition transactions. There can be no assurance that the Company will be able to locate or purchase an additional business, or that such business, will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness or issue securities.

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

     Year 2000 Compliance. Most of the Company's operations are dependent on the efficient functioning of the Company's computer systems and software. Computer system failures or disruption could have a material adverse effect on the Company's financial condition and results of operations. As of May 3, 2000, WebBank experienced no problems with respect to Year 2000 technology issues. This does not mean that some problems may not occur in the future.

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

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES


PART II--OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     In January 2000, a former executive officer and director of the Company's subsidiary Praxis (the "officer") filed a lawsuit in the Superior Court of the State of California, County of Napa against the Company, Praxis and Holdings. The lawsuit alleges that Praxis has breached its employment agreement with the officer. The lawsuit also asserts claims for interference with contract and unjust enrichment based upon the purported wrongful termination of the officer's employment contract with Praxis. The lawsuit seeks damages of an unspecified amount and compliance by Praxis with the termination pay out provisions in the officer's employment agreement relating to purchase of the officer's 10% interest in Praxis and WebBank (both 90% owned subsidiaries of the Company) at their fair market value. The time for the Company to answer and assert Counterclaims in this matter has not yet expired. The Company and Praxis deny that Praxis wrongfully terminated the officer's employment and intend to vigorously defend this matter. The Company does not believe that this lawsuit will have a material adverse impact on its financial condition, results of operations, or liquidity.

Item 2.  CHANGES IN SECURITIES.

     During January 2000, a total of 4,284 shares of Company stock were issued to three board members as compensation for their services during the two previous quarters. The fair market value of the stock on the day it was issued was $5.60 per share.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the period covered by this report.

Item 5.  OTHER INFORMATION.

     None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  See exhibit index immediately following the signature page.

         (b)      Reports in Form 8-K

                  There were no 8-K reports filed by the company during the quarter ended March 31, 2000. However, the Company filed an 8-K report on May 4, 2000 reporting the change in its certified public accountants.

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





Date:  May 15,2000

                                  EXHIBIT INDEX


11       Statement Regarding Computation of Net Loss Per Share

27       Financial Data Schedule as Part of the Electronic Filing Only

                                                                      Exhibit 11


                   WEBFINANCIAL CORPORATION. AND SUBSIDIARIES
              Statement Regarding Computation of Net Loss Per Share

                                                                 For the Three             For the Three
                                                                  Months Ended              Months Ended
                                                                 March 31, 2000            March 31, 1999
                                                                 --------------            --------------


Net loss                                                        $         (289)          $         (494)

Weighted average common shares outstanding                           4,352,820                4,246,314


Shares used in computation                                           4,352,820                4,246,314
                                                                ==============           ==============


Net loss per share                                              $        (.07)           $        (.12)
                                                                =============            =============