Form 10-Q
period 2000-06-30
WEBFINANCIAL CORP
filed 2000-08-15
CIK 85149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

           Class                                    Outstanding at June 30, 2000
Common Stock, par value $.001                              4,354,280 Shares

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES


                                    FORM 10-Q

                                      INDEX



PART 1--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Financial Condition
         June 30, 2000 and December 31, 1999                                  2

         Consolidated Statements of Operations
         for the three months ended June 30, 2000 and 1999                    4

         Consolidated Statements of Operations
         for the six months ended June 30, 2000 and 1999                      6

         Consolidated Statements of Cash Flow
         for the six months ended June 30, 2000 and 1999                      8

         Notes to Consolidated Financial Statements                          10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings                                                   17

Item 2.  Changes in Securities                                               17

Item 3.  Defaults Upon Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 5.  Other Information                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signatures                                                                   19

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES


                         PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Amounts in thousands except per share amounts)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    June 30, 2000           December 31, 1999
                                                                    -------------           -----------------
                                                                     (unaudited)
                              Assets
    Cash and cash equivalents                                     $      17,772               $      7,266
    Investment securities
       Held-to-maturity (estimated fair value $37
         at June 30, 2000 and December 31, 1999)                             35                         37
       Available-for-sale                                                   884                      1,075
                                                                  -------------               ------------
              Total investment securities                                   919                      1,112

    Loans, net of deferred premium                                       15,587                     10,238
        Less allowance for loan loss                                        553                        276
                                                                  -------------               ------------
              Loans, net                                                 15,034                      9,962

    Accounts receivable                                                       -                         14
    Prepaid expense                                                           9                        151
    Premises and equipment,
         net of accumulated depreciation and amortization                   122                         89
    Accrued interest receivable                                             343                        163
    Goodwill, net of accumulated
         amortization of $217 and $158                                    1,557                      1,616
    Other assets                                                            839                        454
                                                                  -------------               ------------

                                                                  $      36,595               $     20,827
                                                                  =============               ============

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                                                                    June 30, 2000             December 31, 1999
                                                                    -------------             -----------------
                                                                     (unaudited)


               Liabilities and Stockholders' Equity
    Deposits:
      Non interest-bearing demand                                 $         252               $        250
      Interest-bearing time certificates                                 20,127                      4,635
                                                                  -------------               ------------
           Total deposits                                                20,379                      4,885

    Short term borrowing                                                     --                      1,100
    Income taxes payable                                                     17                         17
    Accounts payable and accrued liabilities                              1,910                        933
    Servicing liability                                                     141                         --
                                                                  -------------               ------------

               Total liabilities before minority interests               22,447                      6,935

    Commitments and contingencies                                            --                         --

   Minority interests                                                       527                        457

    Stockholders' Equity
      Preferred stock, 10,000,000 shares authorized, none issued             --                         --
      Common stock, 50,000,000 shares authorized;
         $.001 par value, 4,354,280 and 4,310,192 shares issued
         and outstanding at June 30, 2000 and
         December 31, 1999, respectively                                      4                          4
      Paid-in capital                                                    36,603                     36,578
      Unearned compensation                                                 (65)                       (65)
      Accumulated deficit                                               (22,921)                   (23,082)
                                                                  -------------               ------------
               Total stockholders' equity                                13,621                     13,435
                                                                  -------------               ------------
                                                                  $      36,595               $     20,827
                                                                  =============               ============


          See accompanying notes to consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                     For the Three Months Ended
                                                                June 30, 2000            June 30, 1999
                                                                -------------            -------------
Interest and fees on commercial loans                         $            388          $           61
Interest on cash and cash equivalents                                      126                     129
Interest on investment securities                                           10                      44
                                                              ----------------          --------------
         Total interest income                                             524                     234
Interest expense                                                           213                      34
                                                              ----------------          --------------

         Net interest income before loan loss provision                    311                     200

Loan loss provision                                                        200                      30
                                                              ----------------          --------------

         Net interest income after loan loss provision                     111                     170
                                                              ----------------          --------------

Non interest income:
Gain on sale of commercial loans                                           560                      64
Fee income on single payment loans                                         297                      --
Fee income on structured settlements                                        88                      --
Fee and servicing income on credit cards                                    60                      --
Premiums earned on sale of loans                                             7                      --
Other income                                                               382                     109
                                                              ----------------          --------------

         Total non interest income                                       1,394                     173
Non interest expenses:
Salaries                                                                   468                     390
Occupancy                                                                   53                      50
Professional fees                                                          151                      44
Goodwill amortization                                                       30                      33
Other                                                                      306                     341
                                                              ----------------          --------------

         Total non interest expenses                                     1,008                     858

         Income (loss) before minority interests                           497                    (515)
                                                              ----------------          --------------

(Income) loss attributable to minority interests                           (48)                     36
                                                              ----------------          --------------

         Net income (loss)                                    $            449          $         (479)
                                                              ================          ==============

                                  (continued)

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                 (Amounts in thousands except per share amounts)

                                                                     For the Three Months Ended
                                                                June 30, 2000            June 30, 1999
                                                                -------------            -------------
Basic net income (loss) per share                             $          .10            $       (.11)
Diluted net income (loss) per share                           $          .10            $       (.11)

Weighted average number of common shares and
  common share equivalents, basic                                        4,354                   4,408

Weighted average number of common shares and
  common share equivalents, fully diluted                                4,368                   4,408

          See accompanying notes to consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                      For the Six Months Ended
                                                                June 30, 2000            June 30, 1999
                                                                -------------            -------------
Interest and fees on commercial loans                         $            682          $           98
Interest on cash and cash equivalents                                      223                     246
Interest on investment securities                                           51                      80
                                                              ----------------          --------------
         Total interest income                                             956                     424
Interest expense                                                           306                      49
                                                              ----------------          --------------

         Net interest income before loan loss provision                    650                     375

Loan loss provision                                                        265                      56
                                                              ----------------          --------------

         Net interest income after loan loss provision                     385                     319
                                                              ----------------          --------------

Non interest income:
Gain on sale of commercial loans                                           560                     236
Fee income on single payment loans                                         509                      --
Fee income on structured settlements                                       164                      --
Fee and servicing income on credit cards                                   110                      --
Premiums earned on sale of loans                                            29                      --
Other income                                                               382                     124
                                                              ----------------          --------------

         Total non interest income                                       1,754                     360
Non interest expenses:
Salaries                                                                   941                     803
Occupancy                                                                   94                     101
Professional fees                                                          315                      97
Goodwill amortization                                                       59                      65
Other                                                                      534                     665
                                                              ----------------          --------------

         Total non interest expenses                                     1,943                   1,731

         Income (loss) before minority interests                           196                  (1,052)
                                                              ----------------          --------------

(Income) loss attributable to minority interests                           (35)                     79
                                                              -----------------         --------------

         Net income (loss)                                    $            161          $         (973)
                                                              ================          ==============

                                  (continued)

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                 (Amounts in thousands except per share amounts)

                                                                      For the Six Months Ended
                                                                June 30, 2000            June 30, 1999
                                                                -------------            -------------
Basic net income (loss) per share                             $          .04            $       (.22)
Diluted net income (loss) per share                           $          .04            $       (.22)

Weighted average number of common shares and
  common share equivalents, basic                                        4,349                   4,408

Weighted average number of common shares and
  common share equivalents, fully diluted                                4,429                   4,408


          See accompanying notes to consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                             (Amounts in thousands)

                                                                        For the Six               For the Six
                                                                       Months Ended              Months Ended
                                                                       June 30, 2000             June 30, 1999
                                                                       -------------             -------------
Cash flows from operating activities:
Net income (loss)                                                      $        161             $        (973)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Minority interest                                                              35                       (79)
  Depreciation and amortization                                                  28                        32
  Common stock granted in lieu of cash                                           25                        23
  Gain on sale of commercial loan                                               560                      (236)
  Loan loss provision                                                           265                        56
  Amortization of loan premiums                                                  --                        16
  Amortization of servicing asset                                                33                        --
  Amortization of goodwill                                                       59                        65
  Amortization of deferred gains on sale of loans                                 5                        --
  Amortization of premiums for available-for-sale securities                     --                        54
  Amortization of premiums for held-to-maturity securities                       --                         1
  Cash restricted in escrow                                                      --                     1,686
  Net changes in:
       Accounts receivable                                                       14                        --
       Prepaid expenses                                                         142                       (10)
       Accrued interest receivable                                             (180)                      (22)
       Other assets                                                            (385)                     (112)
       Accounts payable and accrued expenses                                  1,085                       214
                                                                       ------------              ------------
        Net cash provided by operating activities                               727                       715

Cash flows from investing activities:
  Principal payments received on available-for-sale securities                   --                       539
  Principal payments received on loans                                           --                        40
  Principal payments received on held to maturity securities                    219                        --
  Purchase of available-for-sale securities                                     (26)                     (204)
  Purchase of held-to-maturity securities                                        --                       (41)
  Purchase of property and equipment                                            (61)                       (6)
  Reduction in minority interest                                                 35                        --
  Net increase in loans                                                      (4,782)                   (2,361)
                                                                       ------------              ------------
        Net cash used in investing activities                                (4,615)                   (2,033)

Cash flows provided by financing activities-
  Net increase in deposits                                                   15,494                     2,550
  Stock options exercised                                                        --                       417
  Net decrease in line of credit                                             (1,100)                       --
                                                                       ------------              ------------
        Net cash provided by financing activities                            14,394                     2,967

                                  (continued)

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                             (Amounts in thousands)

Net increase in cash and cash equivalents                                    10,506                     1,649
Cash and cash equivalents at beginning of period                              7,266                     8,681
                                                                       ------------              ------------

Cash and cash equivalents at end of period                             $     17,772             $      10,330
                                                                       ============              ============




Supplemental disclosure of additional cash activities:
  Cash paid for interest                                               $        213             $          13

          See accompanying notes to consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      June 30, 2000 and December 31, 1999
                (Amounts in thousands except per share amounts)

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

     In the opinion of management, all adjustments are comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements. Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

OVERVIEW

     WebFinancial Corporation- is a holding company headquartered in New York, NY. As of June 30, 2000 the consolidated Company holds $17.772 million in cash, has no long term debt, and owns 100% of WebFinancial Holding Corporation ("Holding"), an intermediary holding company, which owns 92.8% of WebBank, 90% of Praxis Investment Advisers, Inc. ("Praxis"), 100% of Web Financial Government Lending Corporation ("Lending"), and 100% of Web Film Financial, Inc. ("Film"). The former President and CEO of Holding, is the sole minority stockholder and owns the other 7.2% of WebBank and 10% of Praxis.

     WebBank, located in Salt Lake City, Utah, is a Utah chartered Industrial Loan Corporation ("ILC") regulated by the Federal Deposit Insurance Corporation ("FDIC") and Utah Department of Financial Institutions and has recently become a member of the Seattle Federal Home Loan Bank. The ILC charter has the ability to attract FDIC insured deposits, underwrite insurance, and export Utah's favorable interest rates and terms to 48 other states. At present, WebBank has one office and has no plan to open any other offices. Due to the benefits and characteristics of the Utah ILC charter, WebBank is uniquely positioned to develop loan products and provide other banking services that could be distributed throughout the United States. WebBank was purchased in August 1998 from H&R Block.

     WebBank's   business  plan  contains   three  facets:   Portfolio   Income,
Origination of USDA B&I loans and SBA loans (both as defined below), and Sourcing Partnerships.

     Portfolio Income - WebBank is acquiring assets for its portfolio that include loans funded under U.S. Government credit enhancement programs such as USDA Rural Development Business and Industry Loans ("USDA B&I"), Small Business Administration loans ("SBA"), and investment grade securities. Deposits accessed from strategic partners and certificates of deposit ("CD's") acquired through a brokered CD program fund the purchases of these assets. At present, WebBank has about $30.1 million of assets and $20.9 million of deposits, and believes it will be able to grow its asset base to approximately $70 million without any additional equity.

     Origination of USDA B&I loans and SBA loans - These Loan programs are sponsored by U.S. Government agencies that encourage lending to small businesses by guaranteeing a portion of the loan (up to 90%) with a full faith and credit guarantee of the United States Government. In fiscal year 1999, the USDA B&I loan guarantee program had the authority to guarantee up to $1 billion dollars, and since 1994 this program has guaranteed about $3.5 billion dollars of B&I loans. Generally, USDA B&I loans tend to be for amounts less than $10 million, and WebBank has been able to structure these loans with prepayment penalties, adjustable rates, and other features to enhance the safety and marketability of the loans. To date in 2000, WebBank has funded $17.5 million of these loans, and has signed commitment letters for approximately $5.2 million of additional loans. In general, WebBank will sell the guaranteed portions of the loans while retaining the unguaranteed portions and servicing rights to the loans.

     Sourcing Partnerships - Sourcing Partnerships are joint ventures in which WebBank works with certain specialty loan originators. WebBank's ILC allows the originator flexibility regarding loan structure, terms and/or conditions. In general, WebBank and its Sourcing Partner ("Partner") will jointly agree on underwriting criteria. The Partner will generally agree contractually to purchase loans WebBank originates under the program and to directly reimburse WebBank for any and all costs of origination, including legal, compliance, management oversight, and audit costs. WebBank's Partners will generally contribute marketing, sales, in-depth industry knowledge and an origination network. WebBank will establish underwriting standards and approve the credit

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

and originate qualifying loans presented by the Partners. WebBank may resell the loans to the Partner, thereby minimizing portfolio and credit risk while securing attractive fees. WebBank believes these arrangements can generate consistent fee based income streams without any significant risks to WebBank or depositors and with minimal incremental expense to WebBank (since all expenses will be reimbursed). Additionally, the Partners will place a deposit in WebBank in excess of the daily production of their loan program, with WebBank's right to offset any losses against these deposits. At present, WebBank has five Sourcing Partnerships that are generating loans. WebBank is currently negotiating with other specialty loan and credit card issuers.

     During the current quarter the Company moved assets from Lending into WebBank which will improve administrative efficiency.

     On December 31,1999, the Company had net operating loss carry-forwards of approximately $38 million that are scheduled to expire during the years ending 2010 through 2018. The Company has treated net operating losses incurred prior to April 28, 1995 (the "Effective Date") in accordance with Section 382(1)(5) of the Internal Revenue Code. As a result, there is approximately $27 million in net operating losses incurred prior to the Effective Date as well as $11 million incurred subsequent to the Effective Date available as carryovers.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Noninterest income increased by $1.221 million, primarily from (i) a $500,000 improvement in the gain on sale of USDA B&I loans (ii) increases in sourcing partnerships with single payment, structured settlement and credit card vendors that created an additional $365,000 increase in fee income, and (iii) fees for services provided in securitizing loans for Lending generated an additional $382,000 in noninterest income.

     Noninterest   expense  increased  by  $150,000   primarily  from  increased
personnel and related expenses of $78,000. Increases in loan production costs and professional fees made up most of the remaining increase.

     Net interest income before loan loss provision increased by $111,000 and a $170,000 increase in loan loss provision resulted in a $59,000 reduction in net interest income. Because WebBank sells the major portion of loans originated, net interest income does not grow in proportion to the volume of loans produced.

     The Company did not book any income tax provision in either period due to prior year loss carryforwards.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Noninterest income increased by $1.394 million primarily due to a $324,000 increase in the gain on sale of USDA B&I loans, a $701,000 increase in fees from sourcing partnerships with single payment, structured settlement and credit card vendors, and a $382,000 increase in fees for services provided in securitizing loans.

     Noninterest expense increased by $212,000 primarily from increased personnel expenses of $138,000 and professional fees of $218,000 offset by the elimination of administrative expense generated by the closing of the operations of Praxis during the first quarter of 2000.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

     Net interest income before loan loss provision increased by $275,000 and there was a $209,000 increase in loan loss provision resulting in only an $66,000 increase in net interest income. Because WebBank sells the major portion of loans originated, net interest income does not grow in proportion to the volume of loans produced.

     The Company did not book any income tax provision in either period due to prior year loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000 and December 31, 1999, the Company's cash and cash equivalents totaled approximately $17,772,000 and $7,266,000 respectively. The relatively large balance at June 30, 2000 was due to loan sale proceeds held until reinvested in US Government securities in early July.

     Funding currently comes from brokered certificates of deposit. WebBank is currently investigating the possibility of establishing a retail deposit program in order to secure a less expensive and more dependable source of funds.

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

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

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

     Year 2000 Compliance. Most of the Company's operations are dependent on the efficient functioning of the Company's computer systems and software. Computer system failures or disruption could have a material adverse effect on the Company's financial condition and results of operations. As of August 10, 2000, WebBank experienced no problems with respect to Year 2000 technology issues. This does not mean that some problems may not occur in the future.

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

Item 5.  Other Information

     None

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  See exhibit index immediately following the signature page.

         (b)      Reports in Form 8-K

                  A current report on Form 8-K was filed as of May 4, 2000.

                  A current report on Form 8-K/A was filed as of May 12, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            WEBFINANCIAL CORPORATION


                            By   /s/Warren G. Lichtenstein
                                 _________________________
                                 Warren G. Lichtenstein
                                 President



                            By   /s/Glen M. Kassan
                                 ___________________
                                 Glen M. Kassan
                                 Vice President, Chief Financial Officer





Date:  August 15, 2000

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX


11       Statement Regarding Computation of Net Income Per Share

16.1 Current report on form 8K filed May 4, 2000 reporting the change in its certified public accountants.


16.2 Current report on form 8K/A filed May 12, 2000 reporting the change in its certified public accountants.


27       Financial Data Schedule as Part of the Electronic Filing Only

                                                                      Exhibit 11


                   WEBFINANCIAL CORPORATION. AND SUBSIDIARIES

         Statement Regarding Computation of Net Income (Loss) Per Share
                 (Amounts in thousands except per share amounts)

                                                                      For the Six Months Ended
                                                                June 30, 2000            June 30, 1999
                                                                -------------            -------------

Net income (loss)                                             $         161              $       (973)

Shares used in computation:

Weighted average number of common shares and
  common share equivalents, basic                                     4,349                     4,408

Common shares and common share equivalents,
  fully diluted                                                       4,429                     4,408

Net income (loss) per share-basic                             $            .04           $          (.22)

Net income (loss) per share-diluted                           $            .04           $          (.22)

