Form 10-Q
period 2000-09-30
WEBFINANCIAL CORP
filed 2000-11-14
CIK 85149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

    (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                      OR

    ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                          Commission File Number 0-631

                            WEBFINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   56-2043000
                      (I.R.S. Employer Identification No.)

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



          Class                                  Outstanding at November 3, 2000
Common Stock, par value $.001                          4,354,280 Shares

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES


                                    FORM 10-Q

                                      INDEX

PART I--FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Financial Condition
         September 30, 2000 (unaudited) and December 31, 1999                2

         Consolidated Statements of Operations
         for the three months ended
         September 30, 2000 and 1999 (unaudited)                             4

         Consolidated Statements of Operations
         for the nine months ended
         September 30, 2000 and 1999 (unaudited)                             5

         Consolidated Statements of Cash Flow
         for the nine months ended
         September 30, 2000 and 1999 (unaudited)                             6

         Notes to Consolidated Financial Statements (unaudited)              8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         13

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15

Item 2.  Changes in Securities                                              15

Item 3.  Defaults Upon Senior Securities                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 5.  Other Information                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                   15

Signatures                                                                  16

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES


                        PART I--FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                September 30, 2000         December 31, 1999
                                                                ------------------         -----------------
                                                                     (unaudited)
                              ASSETS
    Cash and cash equivalents                                     $       7,469               $      7,266
    Investment securities
       Held-to-maturity (estimated fair value $33 and $37
         at September 30, 2000 and December 31, 1999)                        33                         37
       Available-for-sale                                                 6,345                        858
                                                                  -------------               ------------
              Total investment securities                                 6,378                        895

    Loans, net of deferred premium                                       12,666                     10,868
        Less allowance for loan loss                                        681                        472
                                                                  -------------               ------------
              Total loans, net                                           11,985                     10,396

    Accounts receivable                                                       -                         14
    Prepaid expense                                                          46                         63
    Premises and equipment,
         net of accumulated depreciation and amortization                   119                        101
    Accrued interest receivable                                             402                        163
    Goodwill, net of accumulated
         amortization of $247 and $158                                    1,528                      1,616
    Other assets                                                          3,341                        428
                                                                  -------------               ------------

                                                                  $      31,268               $     20,942
                                                                  =============               ============         =



                                   (continued)

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                                                                September 30, 2000         December 31, 1999
                                                                ------------------         -----------------
                                                                     (unaudited)


               LIABILITIES AND STOCKHOLDERS' EQUITY

    Deposits:
      Non interest-bearing demand                                 $         250               $        250
      Interest-bearing time certificates of deposit                      13,954                      4,639
                                                                  -------------               ------------
           Total deposits                                                14,204                      4,889

    Short term borrowing                                                     --                      1,100
    Accounts payable and accrued liabilities                              2,570                        953
    Servicing liability                                                      44                        108
                                                                   ------------               ------------
               Total liabilities before minority interests                2,614                      7,050

   Commitments and contingencies                                             --                         --

   Minority interests                                                       544                        457

    Stockholders' Equity
      Preferred stock, 10,000,000 shares authorized, none issued             --                         --
      Common stock, 50,000,000 shares authorized;
         $.001 par value, 4,354,280 and 4,,349,996 shares issued
         and outstanding at September 30, 2000 and
         December 31, 1999, respectively                                      4                          4
      Paid-in capital                                                    36,624                     36,578
      Unearned compensation                                                 (65)                       (65)
      Accumulated deficit                                               (22,657)                   (23,082)
                                                                  -------------               ------------
               Total stockholders' equity                                13,906                     13,435
                                                                  -------------               ------------
                                                                  $      31,268               $     20,942
                                                                  =============               ============


          See accompanying notes to consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                     For the Three Months Ended
                                                             September 30, 2000      September 30, 1999
                                                             ------------------      ------------------

Interest and fees on commercial loans                         $            509          $          167
Interest on cash and cash equivalents                                      143                     135
Interest on investment securities available for sale                       116                      50
                                                              ----------------          --------------
         Total interest income                                             768                     352

Interest expense                                                           298                      67
                                                              ----------------          --------------
         Net interest income before loan loss provision                    470                     285

Loan loss provision                                                        163                      88
                                                              ----------------          --------------
         Net interest income after loan loss provision                     307                     197
                                                              ----------------          --------------

Non interest income:
Gain on sale of commercial loans                                           365                      67
Fee income on single payment loans                                         418                       7
Fee income on structured settlements                                        58                      68
Credit card servicing                                                       60                      --
Other income                                                                66                     192
                                                              ----------------          --------------
         Total non interest income                                         967                     334

Non interest expenses:
Salaries                                                                   482                     382
Occupancy                                                                   48                      47
Professional fees                                                          130                      33
Goodwill amortization                                                       30                      32
Other                                                                      298                     448
                                                              ----------------          --------------
         Total non interest expenses                                       988                     942

         Income (loss) before minority interests                           286                    (411)
                                                              ----------------          --------------

(Income) loss attributable to minority interests                            --                      21
                                                              ----------------          --------------

         Net income (loss)                                    $            286          $         (390)
                                                              ================          ==============

Basic and diluted net income per share                        $             .07         $         (.09)
Weighted average number of common shares and
  common share equivalents, basic                                        4,354                   4,432
Weighted average number of common shares and
  common share equivalents, diluted                                      4,386                   4,432


          See accompanying notes to consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                      For the Nine Months Ended
                                                             September 30, 2000      September 30, 1999
                                                             ------------------      ------------------

Interest and fees on commercial loans                         $          1,199          $          265
Interest on cash and cash equivalents                                      347                     381
Interest on investment securities available for sale                       175                     130
                                                              ----------------          --------------
         Total interest income                                           1,721                     776

Interest expense                                                           601                     116
                                                              ----------------          --------------
         Net interest income before loan loss provision                  1,120                     660

Loan loss provision                                                        428                     144
                                                              ----------------          --------------
         Net interest income after loan loss provision                     692                     516
                                                              ----------------          --------------

Non interest income:
Gain on sale of commercial loans                                           924                     303
Fee income on single payment loans                                         927                      11
Fee income on structured settlements                                       222                     146
Credit card servicing                                                      170                      --
Other income                                                               485                     234
                                                              ----------------          --------------
         Total non interest income                                       2,728                     694

Non interest expenses:
Salaries                                                                 1,423                   1,185
Occupancy                                                                  142                     148
Professional fees                                                          445                      75
Goodwill amortization                                                       88                      97
Other                                                                      844                   1,168
                                                              ----------------          --------------
         Total non interest expenses                                     2,942                   2,673

         Income (loss) before minority interests                           478                  (1,463)
                                                              ----------------          --------------

(Income) loss attributable to minority interests                           (53)                    100
                                                              -----------------         --------------

         Net income (loss)                                    $            425          $       (1,363)
                                                              ================          ==============

Basic net income (loss) per share                             $               .10       $            (.31)
Diluted net income (loss) per share                           $               .09       $            (.31)
Weighted average number of common shares and
  common share equivalents, basic                                        4,354                   4,381
Weighted average number of common shares and
  common share equivalents, diluted                                      4,696                   4,381

          See accompanying notes to consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                             (Amounts in thousands)

                                                                       For the Nine              For the Nine
                                                                       Months Ended              Months Ended
                                                                    September 30, 2000        September 30, 1999
                                                                    ------------------        ------------------
Cash flows from operating activities:
Net income (loss)                                                      $        425             $      (1,363)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Minority interest                                                              53                      (100)
  Depreciation and amortization                                                  40                        46
  Common stock granted in lieu of cash                                           46                        23
  Gain on sale of commercial loans                                              924                      (303)
  Loan loss provision                                                           428                       144
  Amortization of loan premiums                                                  --                        18
  Amortization of goodwill                                                       88                        97
  Amortization of premiums for held-to-maturity securities                       --                         1
  Amortization of deferred gains on sale of loans                                48                        (6)
  Amortization of servicing asset                                               (64)                        2
  Amortization of deferred compensation on stock options                         --                        61
  Net changes in:
       Cash restricted in escrow                                                 --                     1,687
       Accounts receivable                                                       14                        --
       Prepaid expenses                                                          17                       (40)
       Accrued interest receivable                                             (239)                      (51)
       Other assets                                                          (2,913)                     (100)
       Accounts payable and accrued expenses                                  1,617                        68
                                                                       ------------              ------------
        Net cash provided by operating activities                               484                       184

Cash flows from investing activities:
  Principal payments received on available-for-sale securities                    4                     1,050
  Purchase of available-for-sale securities                                  (5,487)                     (205)
  Purchase of held-to-maturity securities                                        --                       (49)
  Payments on held-to-maturity securities                                        --                        10
  Purchase of premises and equipment                                            (58)                      (17)
  Principal payments received on loans                                           --                        62
  Deferred loan origination fees                                                 --                       155
  Servicing asset on sale of commercial loans                                    --                      (122)
 Addition to minority interest                                                   34                        --
 Net increase in loans                                                       (2,989)                   (8,818)
                                                                       ------------              ------------
        Net cash used in investing activities                                (8,496)                   (7,934)

                                   (continued)

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                             (Amounts in thousands)

                                                                       For the Nine              For the Nine
                                                                       Months Ended              Months Ended
                                                                    September 30, 2000        September 30, 1999
                                                                    ------------------        ------------------

Cash flows provided by financing activities:
  Non interest-bearing demand                                                    --                       145
  Net increase in interest-bearing certificates of deposit                    9,315                     5,436
  Minority interest                                                              --                        30
  Stock options exercised                                                        --                       416
  Contribution of capital                                                        --                       184
  Net decrease in line of credit                                             (1,100)                       --
                                                                       ------------              ------------
        Net cash provided by financing activities                             8,215                     6,211


Net increase (decrease) in cash and cash equivalents                            203                    (1,539)
Cash and cash equivalents at beginning of period                              7,266                     8,681
                                                                       ------------              ------------

Cash and cash equivalents at end of period                             $      7,469             $       7,142
                                                                       ============              ============




Supplemental disclosure of additional cash activities:
  Cash paid for interest                                               $        333             $         101


          See accompanying notes to consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2000 and December 31, 1999
                (Amounts in thousands except per share amounts)

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

     In the opinion of management, all adjustments are comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements. Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

OVERVIEW

     WebFinancial Corporation is a holding company headquartered in New York, NY. As of September 30, 2000, the consolidated Company holds $7.5 million in cash, has no long term debt, and owns 100% of WebFinancial Holding Corporation ("Holding"), an intermediary holding company, which owns 90% of WebBank, 90% of Praxis Investment Advisers, Inc. ("Praxis"), 100% of Web Financial Government Lending Corporation ("Lending"), and 100% of Web Film Financial, Inc. ("Film"). The former President and CEO of Holding is the sole minority stockholder and owns the other 10% of WebBank and Praxis.

     WebBank, located in Salt Lake City, Utah, is a Utah chartered Industrial Loan Corporation ("ILC") regulated by the Federal Deposit Insurance Corporation ("FDIC") and Utah Department of Financial Institutions and is a member of the Seattle Federal Home Loan Bank. The ILC charter has the ability to attract FDIC insured deposits, underwrite insurance, and export Utah's favorable interest rates and terms to 48 other states. At present, WebBank has one office and has no plan to open any other offices. Due to the benefits and characteristics of the Utah ILC charter, WebBank is uniquely positioned to develop loan products and provide other banking services that could be distributed throughout the United States. WebBank was purchased in August 1998 from H&R Block.

     WebBank's   business  plan  contains   three  facets:   Portfolio   Income,
Origination of USDA B&I loans and SBA loans (both as defined below), and Sourcing Partnerships.

     Portfolio Income - WebBank acquires assets for its portfolio that include loans funded under U.S. Government credit enhancement programs such as USDA Rural Development Business and Industry Loans ("USDA B&I"), Small Business Administration loans ("SBA"), and investment grade securities. Deposits are obtained from both strategic partners and a brokered CD program. These deposits fund the purchases of the above assets. At present, WebBank has about $24.8 million of assets and $14.8 million of deposits, and believes it will be able to meet the funding requirements of its business plans for at least the next 12 months.

     Origination of USDA B&I loans and SBA loans - These Loan programs are sponsored by U.S. Government agencies that encourage lending to small businesses by guaranteeing a portion of the loan (up to 90%) with a full faith and credit guarantee of the United States Government. In fiscal year 1999, the USDA B&I loan guarantee program had the authority to guarantee up to $1 billion dollars, and since 1994 this program has guaranteed about $3.5 billion dollars of B&I loans. Generally, USDA B&I loans tend to be for amounts less than $10 million, and WebBank has been able to structure these loans with prepayment penalties, adjustable rates, and other features to enhance the safety and marketability of the loans. To date in 2000, WebBank has funded $20.3 million of these loans. In general, WebBank will seek to sell the guaranteed portions of the loans while retaining the unguaranteed portions and servicing rights to the loans.

     Sourcing Partnerships - Sourcing Partnerships are joint ventures in which WebBank works with certain specialty loan originators. WebBank's ILC allows the originator flexibility regarding loan structure, terms and/or conditions. In general, WebBank and its Sourcing Partner (the "Partner") will jointly agree on underwriting criteria. The Partner will generally agree contractually to purchase loans WebBank originates under the program and to directly reimburse WebBank for any and all costs of origination, including legal, compliance,

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES


management oversight, and audit costs. The Partners will generally contribute marketing, sales, in-depth industry knowledge and an origination network.
WebBank will establish underwriting standards and approve the credit and originate qualifying loans presented by the Partners. WebBank may resell the loans to the Partner, thereby minimizing portfolio and credit risk while securing attractive fees. WebBank believes these arrangements can generate consistent fee based income streams without any significant risks to WebBank and with minimal incremental expense to WebBank (since most or all expenses will be reimbursed). Additionally, the Partners will fund deposits in WebBank in excess of the daily production of their loan program, giving WebBank the right to offset any losses against these deposits. At present, WebBank has five Sourcing Partnerships that are generating loans. WebBank is currently negotiating with other potential Partners.

     During the second quarter of the current year, the Company moved assets from Lending into WebBank, which will improve administrative efficiency.

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

     At a June 26, 1997 meeting the Company's shareholders approved an amendment to the Corporation's Certificate of Incorporation to prohibit purchases of more than 5% of the Company's shares. The purpose of this limitation is to help assure that the consolidated corporation's substantial tax benefits (in the form of net operating loss carry-forwards) will continue to be available to offset future taxable income.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999


     Net  income  increased  by  $676,000,   comparatively,   primarily  due  to
improvements in net interest income and non interest income.

     Net interest income before loan loss provision increased by $185,000. Most of this increase was due to the origination of over $20 million B&I loans and the retention of the unguaranteed portion of those loans by WebBank during the year 2000. A $75,000 increase in loan loss provision reduced the increase in net interest income after loan loss provision to $110,000.

     Non interest income increased by $633,000, primarily from (i) a $298,000 increase in the gain on sale of USDA B&I loans and (ii) increases in sourcing partnerships with single payment, structured settlement and credit card vendors that created an additional $461,000 in fee income. Other income decreased by $126,000 between periods primarily due to a nonrecurring $75,000 gain on securities sales in 1999.

     Non interest expense increased by $46,000 primarily from an increase in personnel and related expenses of $100,000 and an increase in professional fees of $97,000. These increases were offset by a decrease in other expense of $150,000.

     The Company did not record any income tax provision in either period due to prior year tax loss carryforwards.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,1999

     Net income increased by $1.8 million, comparatively, primarily due to improvements in non interest income.

     Non interest income increased by $2.0 million primarily due to (i) a $621,000 increase in the gain on sale of USDA B&I loans, (ii) a $1.2 million increase in fees from sourcing partnerships with single payment, structured settlement and credit card vendors, (iii) and a $428,000 increase in fees for services provided in securitizing loans.

     The Company did not record any income tax provision in either period due to prior year loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000 and December 31, 1999, the Company's cash and cash equivalents totaled approximately $7.5 million and $7.3 million, respectively.

     Funding currently comes primarily from certificates of deposit obtained through brokers. WebBank is currently investigating the possibility of establishing a retail deposit program in order to secure a less expensive and more dependable source of funds.

     Management believes that the Company's current cash and cash equivalent balances and expected operating cash flows and available credit lines are adequate to meet its liquidity needs through at least the next 12 months.

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

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES


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

     The following discusses certain factors that may affect the Company's financial results and operations and should be considered in evaluating the Company.

     Interest Rates. The Company's earnings may be impacted by changing interest rates. Changes in interest rates impact the level of loans, deposits and investments, the credit profile of existing loans, the rates received on loans and securities and the rates paid on deposits and borrowings. The Company attempts to minimize interest rate risk through various means including the matching of interest rate volatility of assets and liabilities. However, significant fluctuations in interest rates may have an adverse affect on the Company's financial condition and results of operations.

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

     Year 2000 Compliance. Most of the Company's operations are dependent on the efficient functioning of the Company's computer systems and software. Computer system failures or disruption could have a material adverse effect on the Company's financial condition and results of operations. As of November 3, 2000,

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES


WebBank experienced no problems with respect to Year 2000 technology issues. This does not mean that some problems may not occur in the future.

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

        (b)      Reports on Form 8-K during the quarter
                 None.

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


                                  WEBFINANCIAL CORPORATION


                                  By /s/ Warren G. Lichtenstein
                                         Warren G. Lichtenstein
                                         President



                                  By /s/ Glen M. Kassan
                                         Glen M. Kassan
                                         Vice President, Chief Financial Officer



Date:  November 14, 2000

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



11       Statement Regarding Computation of Net Income Per Share

27       Financial Data Schedule as Part of the Electronic Filing Only

                                                                      Exhibit 11


                   WEBFINANCIAL CORPORATION. AND SUBSIDIARIES
         Statement Regarding Computation of Net Income (Loss) Per Share
                 (Amounts in thousands except per share amounts)

                                                                      For the Nine Months Ended
                                                             September 30, 2000       September 30, 1999
                                                             ------------------       ------------------

Net income (loss)                                             $         425              $     (1,363)

Shares used in computation:

Weighted average number of common shares and
  common share equivalents, basic                                     4,354                     4,381

Common shares and common share equivalents,
  fully diluted                                                       4,696                     4,381

Net income (loss) per share-basic                             $            .10           $          (.31)

Net income (loss) per share-diluted                           $            .09           $          (.31)


   Common stock equivalents (stock options and warrants) of approximately 342 were outstanding during the nine month period ended at September 30, 2000 that could potentially dilute basic weighted average earnings per share in the future were included in the computation of diluted earnings per share.

   Common stock equivalents (stock options and warrants) of approximately 311 shares were outstanding during the nine month period ended at September 30, 1999 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share.