Form 10-K
period 2000-12-31
WEBFINANCIAL CORP
filed 2001-04-02
CIK 85149

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-631

                            WEBFINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                                   56-2043000
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                   Identification No.)

          150 East 52nd Street, 21st Floor                       877-431-2942
             New York, New York 10022                  (Registrant's telephone number,
(Address and zip code of principal executive offices)      including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

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

                                 Yes [X] No [ ]

            Based upon the closing price of the issuer's Common Stock on March 22, 2001, the aggregate market value of the 4,366,866 shares of Common Stock held by non-affiliates of the issuer was $5,897,508. Solely for the purposes of this calculation, shares held by directors and officers of the issuer have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

            As of March 22, 2001, 4,366,866 shares of the issuer's Common Stock, $.001 par value (the "Common Stock") were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

                                     PART I
                                                                        Page No.
                                                                        --------

Item 1.    Business                                                        1

Item 2.    Properties                                                      3

Item 3.    Legal Proceedings                                               3

Item 4.    Submission of Matters to a Vote of Security Holders             3

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                             4

Item 6.    Selected Financial Data                                         5

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             6

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk      9

Item 8.    Financial Statements and Supplementary Data                    10

Item 9.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure                            10

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant             11

Item 11.   Executive Compensation                                         13

Item 12.   Security Ownership of Certain Beneficial Owners and Management 14

Item 13.   Certain Relationships and Related Transactions                 16

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                    17

Signatures                                                                18

PART I

Item 1. Business

Overview

            WebFinancial Corporation (formerly Rose's Holdings, Inc.), a Delaware corporation (the "Company"), was incorporated in 1997 to act as a holding company for Rose's Stores, Inc., an operator of general merchandise discount stores ("Stores") and a wholly owned subsidiary of the Company.

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

            In August 1997, Stores was reorganized into a holding company structure and became a wholly owned subsidiary of the Company. On December 2, 1997, the Company consummated the sale of Stores to Variety Wholesalers, Inc. ("Variety") of all of the outstanding capital stock of Stores (the "Sale") pursuant to a stock purchase agreement, dated as of October 24, 1997, between the Company and Variety (the "Stock Purchase Agreement"). The total purchase price for the Sale was $19,200,000. The proceeds of the Sale, net of certain transaction, closing, and other costs, were $15,331,000.

            On August 31, 1998, the Company, through WebFinancial Holdings Corporation ("Holdings"), a wholly-owned Delaware subsidiary, acquired 90% of the outstanding common stock of WebBank, a Utah industrial loan corporation, pursuant to an assignment (the "Assignment") from Praxis Investment Advisers, LLC, a Nevada limited liability company ("PIA"), of a stock purchase agreement, dated January 20, 1998 (the "Purchase Agreement"), between PIA and Block Financial Corporation ("Block"), relating to the purchase by PIA of all of the issued and outstanding shares of common stock of WebBank. Pursuant to the Assignment, the Company paid Block $4,783,000 for the shares of WebBank's common stock to be purchased from Block pursuant to the Purchase Agreement. In addition, the Company paid $288,000 in acquisition costs, for a total purchase price of $5,071,000.

            On August 31, 1998, the Company formed Praxis Investment Advisers, Inc., a Delaware corporation ("Praxis"), that together with Holdings and Andrew Winokur, the holder of the 10% of Praxis not owned by the Company, entered into a management agreement (the "Management Agreement"). The Management Agreement provided that Praxis may make recommendations to and consult with the management and board of directors of WebBank about the deployment of WebBank's capital, the development of its business lines, its acquisition of assets and its distributions to its stockholders. During the first quarter of 2000, the Company significantly reduced the level of operations at Praxis.

            On May 26, 1999, the Company formed WebFinancial Government Lending, Inc., a Delaware corporation ("Lending"), as a wholly owned subsidiary of the Company to concentrate on holding and servicing U.S. Department of Agriculture ("USDA") Loans.

            On August 11, 1999, Web Film Finance, Inc., a Delaware corporation ("Film"), was formed as a wholly owned subsidiary of Lending to finance the production and distribution of a motion picture. The only motion picture commitment expired on December 30, 1999, and the Company subsequently determined to discontinue business operations at this subsidiary.

            The principal executive offices of the Company are located at 150 East 52nd Street, 21st Floor, New York, New York 10022.


Description of Business

            The Company, through its subsidiaries, operates in niche banking markets. WebBank provides commercial and consumer specialty finance transactions utilizing U.S. Government credit enhancement. The benefits of

WebBank's special charter allow it to "export" Utah's regulatory environment (interest rates, late charges, and prepayment fees, etc.) to forty-eight other states. WebBank is a small, business oriented institution that is FDIC insured and examined and regulated by the State of Utah Department of Financial Institutions. The business plan of WebBank represents a non-traditional approach to growing within the context of the regulatory standards of safety and soundness. Prudent business goals and protection of WebBank's charter are the key elements of the Company's business strategy for WebBank. Pursuant to this strategy, WebBank has focused on several lines of business as described below:

            PRIVATE LABEL CREDIT CARD processing is a highly competitive product and service that WebBank is actively pursuing based on its relative small size and significant staff experience that allows WebBank to offer customized and rapid service as well as Utah's favorable banking environment. WebBank is issuing credit cards for part of the recreation vehicle division of a large multinational company and expects to expand services to other segments of that division.

            E-COMMERCE CREDIT CARD processing represents a variation on the private label credit card that management considers to be a new business line because it involves the creation of a "Virtual Credit Card" or an account debiting system customized to the needs of the Internet. WebBank recently announced that it is partnering with a California based e-commerce company to provide e-tailers with a secure and proprietary system for their customers to access and safely complete purchases of large ticket items directly through the popular "drop-ship" method.

            USDA BUSINESS AND INDUSTRY (B&I) LENDING is a commercial loan product 70% to 90% guaranteed by the full faith and credit of the Federal government. The loan program is administered by the United States Department of Agriculture to assist businesses located in rural areas (under 50,000 population) to promote industrial modernization and job creation.

            STRUCTURED SETTLEMENT LENDING is a form of secured lending that gives customers the opportunity to cash-in long-term annuities or payment streams that are subjects of financial settlements to allow the owners of such settlements access to the current value of their award. This program is a fee-for-service oriented business in which the entire purchased cash stream is sold to a third party shortly after the purchase.

            PAYDAY ADVANCE processing is a form of lending that provides high returns to the lender through fees for cashing borrowers' checks. WebBank provided fee based processing services to three lenders under this program in 2000. However, WebBank expects to exit this line of business by the end of April 2001 due to current regulatory conditions regarding such lending programs.

            The Company continues to evaluate its different business lines and consider various alternatives to maximize the aggregate value of its businesses and increase stockholder value. Some of these alternatives include insurance related deposit gathering programs, consumer e-lending programs, and selective acquisitions, divestitures or the discontinuance of an existing business line. Various alternatives may be implemented from time to time.

Competition

            The banking and financial services industry is highly competitive. The increasingly competitive environment is primarily attributable to changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Company, through its subsidiaries, competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company. In addition, management believes that recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry.

Regulation

            WebBank is regulated by the FDIC and the State of Utah Department of Financial Institutions. As a result, WebBank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on WebBank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WebBank must meet specific capital guidelines that involve quantitative measures of WebBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. WebBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that, as of December 31, 2000, WebBank meets and exceeds all capital adequacy requirements to which it is subject.

Employment

            As of March 22, 2001, the Company had 10 employees, all of whom were full-time employees. The Company believes that its employee relations are satisfactory.

Item 2.  Properties

            The Company leases 832 square feet of office space located at 150 East 52nd Street, New York, New York, 10022, from Gateway Industries, Inc. ("GWAY") for use of such space as a corporate office on a non-exclusive basis. This lease runs through March 31, 2001, and may be terminated by either party with 90 days notice. Mr. Lichtenstein, the Company's President and Chief Executive Officer, is the Chairman of the Board of Directors and Chief Executive Officer of GWAY. Mr. Lichtenstein is also the sole managing member of the General Partner of Steel Partners II, L.P. that owns approximately 38% of the common stock of GWAY. Steel Partners Services, Ltd. ("SPS"), which is owned by an entity controlled by Mr. Lichtenstein, also subleases part of the office space from GWAY.

            On March 20, 2000, WebBank entered into a lease for 4,630 square feet of headquarters office space in Salt Lake City, Utah. The lease runs through March 19, 2005.

            On August 2, 2000, WebBank entered into a lease for 600 square feet of office space in Washington, D.C. The lease runs through August 31, 2001. The space is used by the Chairman of WebBank.

            During the year 2000, Lending leased 500 square feet of office space in St. Helena, California. This lease expired on August 9, 2000.

Item 3.  Legal Proceedings

            In January 2000, Andrew Winokur, a former executive officer and director of one of the Company's subsidiaries, Praxis, filed a lawsuit in the Superior Court of the State of California, County of Napa against the Company, Praxis and Holdings. The lawsuit alleges that Praxis has breached its employment agreement with Mr. Winokur. The lawsuit also asserts claims for interference with contract and unjust enrichment based upon the alleged wrongful termination of Mr. Winokur's employment contract with Praxis. The lawsuit seeks damages of an unspecified amount and compliance by Praxis with the termination pay out provisions in Mr. Winokur's employment agreement relating to purchase of Mr. Winokur's 10% interest in Praxis and WebBank (both 90% owned subsidiaries of the Company) at their fair market value. The Company and Praxis deny that Praxis wrongfully terminated Mr. Winokur's employment and intend to vigorously defend this matter. At the present time, the parties have agreed to have the matter submitted to binding arbitration before three retired judges. The Company does not believe that this lawsuit will have a material adverse impact on its financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

            The Company's Common Stock was listed on the Nasdaq National Market System until March 11, 1998, at which time the Common Stock was delisted because the Company had no commercial operations. From March 11, 1998 until August 22, 1999, the Common Stock traded on the OTC Bulletin Board, initially under the symbol "RSES" and then under the symbol "WEFN." As of August 22, 1999, the Company's Common Stock was listed on the NASDAQ Small Cap Market under the symbol "WEFN." The table below sets forth the high and low sales prices of the Common Stock for the periods indicated on such quotation systems and stock exchanges. All over-the-counter market quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. All prices presented have been restated to reflect a one-for-two reverse stock split effected on November 20, 1998.


                                        Year Ended                             Year Ended
                                     December 31, 2000                      December 31, 1999
                                   High               Low                High                 Low
                                   ----               ---                ----                 ---
1st Quarter                       $ 6.63             $ 5.00             $ 6.10              $ 4.10
2nd Quarter                       $ 6.13             $ 3.13             $45.00              $ 5.06
3rd Quarter                       $ 4.06             $ 2.66             $ 9.00              $ 5.31
4th Quarter                       $ 3.50             $ 2.19             $ 8.29              $ 5.06

            As of March 22, 2001, there were 553 record holders of the Company's Common Stock.

            The Company paid no dividends on its Common Stock in 2000 or 1999. The Company intends to retain any future earnings for working capital needs and to finance potential future acquisitions and presently does not intend to pay cash dividends on its Common Stock for the foreseeable future.

Item 6.      Selected Consolidated Financial Data

            The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements included elsewhere herein.

(Amounts in thousands except per share amounts. The last two columns not covered by Independent Auditors' Report)


                                     Year               Year           Eleven-month              Year                  Year
      Consolidated                   Ended              Ended          Period Ended              Ended                 Ended
      Statements of                December           December           December               January               January
    Operations Data:               31, 2000           31, 1999           31, 1998            31, 1998(1)             25, 1997(1)
                                   --------           --------           --------            -----------             --------

Net interest income
   before provision
   for loan losses                 $ 1,339         $     847        $       676          $         418              $       -

Other operating
   income                          $ 3,395         $   1,567        $         -          $           -              $       -
Net income (loss)
   before minority
   interests                       $   (54)        $  (1,774)       $      (774)         $     (25,538)             $     380

(Income) loss attributable
   to minority interests                (3)              134                 59                      -                      -
                                   --------        ---------        -----------          -------------              ---------

Net income (loss)                  $   (57)        $  (1,610)       $      (715)         $     (25,538)             $     380
                                   ========        ==========       ============         ==============             =========

Basic net earnings (loss)
 per common share                  $ (0.01)        $   (0.37)       $     (0.17)         $       (5.91)             $     .04

      Consolidated
      Balance Sheet               December         December             January
          Data:                   31, 2000         31, 1999             31,1998
                                  --------         --------             -------

Cash, cash equivalents
   and available for sale
   investment securities         $   6,625         $   8,124           $ 10,762

Loans                            $  11,054         $  10,396           $  1,081

Total assets                     $  24,795         $  20,942           $ 15,980

Deposits                         $  10,132         $   4,889           $    105

Stockholders' equity             $  13,424         $  13,435           $ 14,687

- --------
1 Financial condition data for the years ended January 25, 1997 and January 25, 1997 is omitted from the table because of the Company's involvement in bankruptcy and reorganization, which make that data meaningless for comparative purposes. The Company completely disposed of its prior retail business. With the cash remaining after the bankruptcy and reorganization, the Company entered into the banking business in September 1998 through the purchase of WebBank.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

            The Company was incorporated in August 1997 as a holding company. The former name of the Company, Rose's Holdings, Inc., was changed by a vote of the stockholders at the 1999 annual meeting held on June 15, 1999. In December 1997, the Company divested itself of Stores, then its only operating subsidiary. On August 31, 1998, the Company acquired a 90% interest in WebBank, a Utah industrial loan corporation, and Praxis. Praxis, formerly based in St. Helena, California, provided research and development in creating financial products, followed by implementing practical realization of those products. During May 1999, Lending was incorporated as a wholly owned subsidiary of the Company to concentrate on holding and servicing U.S. Department of Agriculture Loans. On August 11, 1999, Film was formed as a wholly owned subsidiary of Lending to finance the production and distribution of a motion picture.

            The only motion picture commitment of Film expired on December 30, 1999, and the Company terminated Film's operations at that time. During the first quarter of 2000 management began winding down Praxis. On April 30, 2000, Lending transferred all of its assets, with the exception of a $2 million loan, to WebBank in exchange for WebBank common stock.

            The Company through its subsidiaries operates in niche banking markets. WebBank provides commercial and consumer specialty finance transactions utilizing U.S. Government credit enhancement in certain instances. The benefits of WebBank's special charter allow it to "export" Utah's regulatory environment (interest rates, late charges, and prepayment fees, etc.) to forty-eight other states. WebBank is a small, business oriented institution that is FDIC insured and examined and regulated by the State of Utah Department of Financial Institutions. The business plan of WebBank represents a non-traditional approach to growing a highly successful profitable institution within the context of the regulatory standards of safety and soundness. Prudent business goals and protection of WebBank's charter are the key elements of the Company's business strategy for WebBank. Pursuant to this strategy, WebBank has focused on several lines of business as described elsewhere in this document.

            In 1998, the Company changed its fiscal year end from January 31 to December 31, and has presented financial results for the year ended December 31, 2000, December 31, 1999, and the eleven-month period ended December 31, 1998.

Results of Operations

Year ended December 31, 2000 compared to the year ended December 31, 1999.

            The net loss was $(57,000) or $(0.01) per common share for the year ended December 31, 2000, compared to a net loss of $1,610,000 or $(0.37) per common share for the year ended December 31, 1999. A comparison of the changes in major components of net income between the two years is summarized below.

            Interest Income. Interest income increased by $1,143,000 or 111%. This increase was primarily due to a $1,058,000 or 252% increase in interest and fees on loans. The majority of the increase occurred at WebBank where average gross loan balances grew from $3,700,000 in 1999 to $10,884,000 in 2000. Most of this growth was in the commercial (USDA B&I) loan category. Average balances in consumer loans (payday advance loans) increased from $61,000 in 1999 to $1,319,000 in 2000. In addition, the prime rate, used as the variable rate index for most of WebBank's loans, increased steadily from approximately 7.75% in early 1999 to 9.50% by the middle of 2000 where it remained for the rest of the year.

            Interest Expense. Interest expense increased by $651,000 or 364% from 1999 to 2000. The majority of the Company's interest expense increase occurred at WebBank. WebBank relied primarily on time deposits (brokered certificates of deposit) to fund loan growth during both years. The average balance of time deposits for 2000 was $3,930,000 in 1999 and $12,368,000 in 2000. The majority of the fixed rate time deposits were issued during late 1999 and early 2000 with maturities that helped to decrease funding costs as general market interest rates increased. In October 2000, WebBank secured a $2,500,000 Federal Funds Purchased line of credit from a local bank in order to decrease reliance on brokered certificates of deposit.

            Provision for Loan Losses. The loans loss provision increased from $475,000 in 1999 to $917,000 in 2000. Most of the increase was attributable to the loan balance increase and seasoning of the USDA B&I loan portfolio. WebBank provided $400,000 at the end of 2000 for a loan to a borrower that unexpectedly declared bankruptcy in January 2001.

            Noninterest Income. Noninterest income increased from $1,567,000 in 1999 to $3,395,000 in 2000, a change of $1,828,000 or 117%. Approximately
$1,038,000 of the difference was due to increases in fee income for various loan programs such as payday advances, private label credit cards, and structured settlements. Most of these programs were initiated in late 1999.

            Noninterest Expense. Noninterest expense increased from $3,683,000 in 1999 to $3,871,000 in 2000, a change of $188,000 or 5%. The primary reason why noninterest expense increased only nominally between years was the reduction in operating activity at Praxis in early 2000. In 1999, Praxis noninterest expense totaled $1,183,000. In 2000, the amount had decreased to virtually nothing. Offsetting this decrease, WebBank's noninterest expense increased from $1,472,000 to $2,766,000, an increase of $1,294,000 or 88%. The increase was spread over all categories of expense and occurred primarily because WebBank was still a start-up company in 1999, the first full year of operations.

            Income Taxes. No income taxes were expensed in either year because of the use of net operating loss carryforwards at the consolidated level.

Year ended December 31, 1999 compared to the eleven-month period ended December 31, 1998.

            The Company had a net loss of $1,610,000 or $(0.37) per common share for the year ended December 31, 1999 compared to a net loss of $715,000 or $(0.17) per common share for the eleven months ended December 31, 1998. A comparison of the changes in major components of net loss between years is described below.

            Interest Income. Interest income increased by $350,000 or 52% between years, from $676,000 in 1998 to $1,026,000 in 1999. This increase was primarily due to a $388,000 increase in interest and fees on loans, which grew from $30,000 in 1998 to $418,000 in 1999. Both WebBank and Lending were start-up companies during the two-year time period.

            Interest   Expense.   No  interest   expense  was  incurred  in  the
eleven-month period ended December 31, 1998 compared to $179,000 for the year ended December 31, 1999. WebBank recorded all of the interest expense in 1999.

            Provision for Loan Losses. The loans loss provision increased from $0 in 1998 to $475,000 in 1999. Most of the increase was attributable to loan balance increases and seasoning of the USDA B&I loan portfolio at WebBank and Lending. WebBank expensed $279,000 and Lending expensed $196,000 of the 1999 provision for loan losses.

            Noninterest Income. Noninterest income increased from $0 in 1998 to $1,567,000 in 1999. Approximately $913,000 of the Company's noninterest income in 1999 was realized from the sale of guaranteed portions of USDA B&I loans at WebBank and Lending. Most of the Company's current fee based programs began in late 1999 and had a nominal effect on earnings that year.

            Noninterest Expense. Noninterest expense increased from $1,450,000 in 1998 to $3,683,000 in 1999, a change of $2,233,000 or 154%. The primary reason for this change was an increase of $1,042,000 in noninterest expense at Praxis between years. In 1999, Praxis noninterest expense totaled $1,183,000. In 1998 the amount was $141,000. Another $939,000 of the increase in noninterest expense was contributed by WebBank. Both companies were starting up during the two-year period.

            Income Taxes. No income taxes were expensed in either year because of the use of net operating loss carryforwards at the consolidated level.

Liquidity and Capital Resources

            The Company's cash and cash equivalents totaled $6,162,000 at December 31, 2000, a decrease of $1,104,000 from the year ended December 31, 1999. The Company's management believes that the Company's cash and cash equivalents as well as its anticipated near term cash flows are adequate to meet its near term liquidity requirements.

            The Company is continuing to seek additional acquisitions and/or merger transactions. No firm commitments have been realized and no letters of intent have been signed at this time. There can be no assurance that the Company will be able to locate or purchase a business, or that such business, if located and purchased, will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness and/or issue securities.

New Accounting Pronouncements

            The Financial Accounting Standards Board issued Statement on Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities in 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. As a result of SFAS No. 137, SFAS No. 133 has been adopted in 2001. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

            On December 3, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has incorporated the guidance of SAB No. 101 in the first quarter of fiscal 2001.

            The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No 125's provisions without reconsideration. It provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not believe the adoption of SFAS No. 140 will have a material effect on the financial position or results of operations of the Company.


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

TRADING PRICE OF THE COMPANY'S COMMON STOCK MAY BE SUBJECT TO WIDE FLUCTUATIONS IN RESPONSE TO QUARTERLY VARIATIONS IN OPERATING RESULTS AND OTHER FACTORS, INCLUDING THOSE DISCUSSED BELOW.

Risk Factors

            The following paragraphs discuss certain factors that may affect the Company's financial condition and operations and should be considered in evaluating the Company.

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

            Government Regulation and Monetary Policy. The banking industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in existing laws, or repeals of existing laws may cause the Company's results to change materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company and a material change in these conditions could have a material adverse impact on the Company's financial condition and results of operations.

            Competition. The banking and financial services businesses in the Company's lines of business are highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The results of the Company may change if circumstances affecting the nature or level of competition change.

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

            Non-banking Activities. The Company may expand its operations into new non-banking activities in 2001. Although the Company has experience in providing bank-related services, this expertise may not assist in expansion into non-banking activities. As a result, the Company may be exposed to risks associated with, among other things, (1) a lack of market and product knowledge or awareness of other industry related matters and (2) an inability to attract and retain qualified employees with experience in these non-banking activities.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK AND ASSET LIABILITY MANAGEMENT

            Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities and other investment activities. To that end, management actively monitors and manages its interest rate risk exposure.

            In connection with the Company's lending and deposit activities, its profitability may be affected by fluctuations in interest rates. A sudden and substantial decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest on its net interest income using several tools. One measure of the Company's exposures to differential changes in interest rates between assets and liabilities is an interest rate risk management test. This test measures the impact on net interest income of an immediate change in interest rates in 100 basis point increments. After a review of the Company's portfolio, we believe that in the event of a hypothetical one percent increase or decrease in interest rates, the resulting effect on the Company's net interest income would not be material.

            The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk. As an example, during 2000 WebBank relied primarily on fixed rate certificates of deposit to fund its variable rate loan portfolio. During the period of moderately rising rates during April 2000, the Bank locked in the funding cost for periods of three months to one year, creating increased interest margins as rates increased but creating a risk of decreasing interest margins as rates began to decline. In order to guard against the impact of future interest rate decreases, WebBank secured a $2,500,000 Federal Funds Purchased line in October 2000 with a local correspondent bank. This line will decrease reliance on certificates of deposit for short term funding needs and more closely match the variable rate structure of the B&I loan portfolio.

            In connection with the consolidated Company's other investments, the primary objective is to manage the investment portfolio to preserve principal, maintain liquidity to meet operating needs, and maximize yields. The securities held in our investment portfolio are subject to limited interest rate risk. The Company employs established policies and procedures to manage exposure to fluctuations in interest rates. The Company places its investments with high quality issuers, limits the amount of credit exposure to any one issuer, and does not use derivative financial instruments in the investment portfolio. The Company maintains an investment portfolio of various issuers, types, and maturities, which consist mainly of fixed rate financial instruments. These securities are primarily classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders' equity. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, the Company does not hedge these interest rate exposures. After a review of its marketable securities, the Company believes that in the event of a hypothetical one percent increase or decrease in interest rates, the resulting fluctuation in the fair market value of its marketable investment securities would be insignificant to the financial statements.


Item 8.   Financial Statements and Supplementary Data

            See the Company's Consolidated Financial Statements beginning on page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

PART III


Item 10.   Directors and Executive Officers

Directors

            The following sets forth the name, present principal occupation, employment and material occupations, positions, offices and employments for the past five years and ages as of March 22, 2001, for the directors of the Company. Members of the Board of Directors shall be elected at the next annual meeting of stockholders and until their respective successors shall have been duly elected and qualified.

DIRECTORS AND EXECUTIVE OFFICERS


NAME AND AGE                             OCCUPATION AND OTHER DIRECTORSHIPS
- ------------                             ----------------------------------

Warren G. Lichtenstein (35)              Mr.   Lichtenstein   has  served  as  a
(term expires 2001)                      director of the Company  since 1996 and
                                         President and Chief  Executive  Officer
                                         of the Company since December 1997. Mr.
                                         Lichtenstein has served as the Chairman
                                         of  the   Board,   Secretary   and  the
                                         Managing   Member  of  Steel  Partners,
                                         L.L.C.   ("Steel  LLC"),   the  general
                                         partner  of  Steel  Partners  II,  L.P.
                                         ("Steel"), since January 1, 1996. Prior
                                         to such time, Mr.  Lichtenstein was the
                                         Chairman   and  a  director   of  Steel
                                         Partners,  Ltd., the general partner of
                                         Steel Partners Associates,  L.P., which
                                         was the general partner of Steel,  from
                                         1993 and prior to January 1, 1996.  Mr.
                                         Lichtenstein  was the  acquisition/risk
                                         arbitrage    analyst   at    Ballantrae
                                         Partners,  L.P.,  a private  investment
                                         partnership  formed  to  invest in risk
                                         arbitrage,   special   situations   and
                                         undervalued  companies,  from  1988  to
                                         1990. Mr. Lichtenstein is a director of
                                         the following  publicly held companies:
                                         Tandycrafts,  Inc., a  manufacturer  of
                                         picture frames and framed art;  Gateway
                                         Industries,   Inc.,   a   provider   of
                                         database development and website design
                                         and  development   services;   Puroflow
                                         Incorporated,     a    designer     and
                                         manufacturer  of  precision  filtration
                                         devices;  ECC  International  Corp.,  a
                                         manufacturer     and     marketer    of
                                         computer-controlled    simulators   for
                                         training     personnel    to    perform
                                         maintenance and operator  procedures on
                                         military  weapons;  and  CPX  Corp.,  a
                                         company with no  significant  operating
                                         business.  He is a former  director  of
                                         Saratoga   Beverage   Group,   Inc.,  a
                                         beverage  manufacturer and distributor;
                                         Alpha     Technologies,     Inc.,    an
                                         electronics   component   manufacturer;
                                         Tech-Sym  Corporation,  an  electronics
                                         engineering and manufacturing  company;
                                         and   PLM   International,   Inc.,   an
                                         equipment    leasing    company.    Mr.
                                         Lichtenstein also served as Chairman of
                                         the  Board  of  Aydin  Corporation,   a
                                         provider  of  products  and systems for
                                         the  acquisition  and  distribution  of
                                         information       over       electronic
                                         communications  media,  from October 5,
                                         1998    until    its    sale   to   L-3
                                         Communications   Corporation  in  April
                                         1999.

Jack L. Howard (39)                      Mr.  Howard has served as a director of
(term expires 2001)                      the   Company   since   1996  and  Vice
                                         President,  Secretary, and Treasurer of
                                         the Company since  December  1997.  Mr.
                                         Howard has been a  principal  of Mutual
                                         Securities,    Inc.,    a    registered
                                         broker-dealer, since prior to 1993. Mr.
                                         Howard   has  also   been  the   Acting
                                         President and Chief  Financial  Officer
                                         of  Gateway   Industries,   Inc.  since
                                         September   1994.   Mr.   Howard  is  a
                                         director of the following publicly held
                                         companies:  Gateway

                                         Industries,   Inc.,   a   provider   of
                                         database development and website design
                                         and   development    services;    Pubco
                                         Corporation,    a   manufacturer    and
                                         distributor  of printing  supplies  and
                                         construction  equipment;   Castelle,  a
                                         maker  and   marketer  of   application
                                         server devices; and US Diagnostic Inc.,
                                         an  operator of  outpatient  diagnostic
                                         imaging.

James Benenson, Jr. (65)                 Mr.  Benenson has been Chief  Executive
(term expires 2001)                      Officer  of  Vesper   Corporation,   an
                                         industrial manufacturing company, since
                                         1979,   and   of   Arrowhead   Holdings
                                         Corporation,   Vesper's  parent,  since
                                         1983. Mr.  Benenson has been a director
                                         of  B.H.I.T,   a  mortgage   investment
                                         company since 2000. Prior to such time,
                                         Mr.    Benenson   served   in   various
                                         capacities  with  F.  Eberstadt  & Co.,
                                         Walker, Hart & Co. and James Benenson &
                                         Co.  Mr.   Benenson  has  served  as  a
                                         director of the Company since 1999 when
                                         he was appointed by the Company's Board
                                         of   Directors   to  fill  the  vacancy
                                         created by the  resignation of J. David
                                         Rosenberg.

Earle C. May (82)                        Mr. May has served as a director of the
(term expires 2001)                      Company  since July  1997.  Mr. May has
                                         been  an   executive   officer  of  May
                                         Management,    Inc.,    an   investment
                                         management firm, since prior to 1993.

Joseph L. Mullen (53)                    Mr.  Mullen has served as a director of
(term expires 2001)                      the Company  since 1995.  Since January
                                         1994, Mr. Mullen has served as Managing
                                         Partner  of Li Moran  International,  a
                                         management  consulting company, and has
                                         functioned   as   a   senior    officer
                                         overseeing    the    merchandise    and
                                         marketing    departments    for    such
                                         companies as Leewards  Creative  Crafts
                                         Inc.;  Office Depot of Warsaw,  Poland;
                                         and  Camelot   Music.   Mr.  Mullen  is
                                         currently  serving  as Vice  President,
                                         General Merchandising Manager-Hard Line
                                         of   Retail   Exchange.com,   Inc.,   a
                                         business-to-business  Internet  company
                                         that operates an online marketplace for
                                         excess consumer goods.

Executive Officers

            The following sets forth the name, present principal occupation, employment and material occupations, positions, offices and employments for the past five years and ages as of March 22, 2001, for the executive officers of the Company.

NAME AND AGE                             OCCUPATION AND OTHER DIRECTORSHIPS
- ------------                             ----------------------------------

Glen M. Kassan (57)                      Mr. Kassan has served as Vice President
                                         and  Chief  Financial  Officer  of  the
                                         Company  since June 2000. He has served
                                         as Vice  President  of  Steel  Partners
                                         Services Ltd. since October 1999.  From
                                         1997 to 1998,  Mr.  Kassan was Chairman
                                         and  Chief  Executive  Officer  of Long
                                         Term Care  Services,  Inc., a privately
                                         owned healthcare services company which
                                         he  co-founded  in 1994,  and initially
                                         served  as  Vice   Chairman  and  Chief
                                         Financial Officer. Mr. Kassan serves on
                                         the Board of Directors of  Tandycrafts,
                                         Inc., a manufacturer  of picture frames
                                         and framed art, and US Daignostic Inc.,
                                         an  operator of  outpatient  diagnostic
                                         imaging.

James R. Henderson (42)                  Mr.   Henderson   has  served  as  Vice
                                         President of  Operations of the Company
                                         since  September 2000. He has served as
                                         Vice-President   of  Steel   LLC  since
                                         August  1999.  From 1996 to July  1999,
                                         Mr.  Henderson  was employed in various
                                         positions  with  Aydin  Corporation,  a
                                         defense-electronics manufacturer, which
                                         included  a  tenure  as  president  and
                                         Chief  Operating  Officer  from October
                                         1998  to  June   1999.   Prior  to  his
                                         employment with Aydin Corporation,  Mr.
                                         Henderson  was employed as an executive
                                         with UNISYS Corporation,  an e-business
                                         solutions
                                         provider.  Mr.  Henderson is a director
                                         of   ECC    International    Corp.,   a
                                         manufacturer     and     marketer    of
                                         computer-controlled    simulators   for
                                         training     personnel    to    perform
                                         maintenance and operator  procedures on
                                         military weapons.

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company, during its fiscal year ended December 31, 2000 all Section 16(a) filing requirements applicable to its officers, directors and greater-than 10% beneficial owners were satisfied, with the exception of Earle May and Glen Kassan whose Forms 5 reporting the acquisition of securities of the Company were inadvertently filed late.

Item 11.   Executive Compensation

Cash and Other Compensation

            The following table sets forth all the compensation earned for services rendered in all capacities, during the fiscal years indicated, by the Chief Executive Officer of the Company. No other executive officer received annual compensation in excess of $100,000 during the most recent fiscal year.

                                                               Long-Term
                                                              Compensation
         Name and                                               Awards
    Principal Position              Year                     Options/SARs (#)
    ------------------              ----                     ----------------

Warren G. Lichtenstein              2000                            0
President and                       1999                            0
Chief Executive Officer             1998                      211,145


Stock Options

            The following table shows aggregate option exercise of the Chief Executive Officer during the year (there were no stock appreciation rights granted or exercised) and the number and value of options held as of December 31, 2000 by the Chief Executive Officer.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES


                                                                     Number of Securities
                                                                    Underlying Unexercised          Value of Unexercised
                            Shares Acquired on        Value                Options                 In-the-Money Options at
            Name               Exercise (#)        Realized ($)      at Fiscal Year-End(#)         Fiscal Year-End ($)(1)
            ----               ------------        ------------      ---------------------         -----------------------

                                                                  Exercisable    Unexercisable   Exercisable     Unexercisable
                                                                  -----------    -------------   -----------     -------------

Warren G. Lichtenstein             0                 0               227,458         0             $191,602            0
- ------------------------------------------------------------------------------------------------------------------------------

(1) Based on the market value, as reported on the NASDAQ Small Cap of $2.78 per share of Common Stock at December 31, 2000 and an average exercise price of $1.94 per share.

Compensation Committee Interlocks and Insider Participation

            The Compensation Committee is composed of Earle May, Joseph Mullen and James Benenson. No interlocking relationship exists between any member of the Company's Compensation Committee and any member of any other company's board of directors or compensation committee. No interlocking relationship existed between any member of the Company's Board of Directors and any member of any other company's board of directors or other compensation committee in 2000.

Director Compensation

            Each of the three directors who is not an officer has elected to receive his retainer fee of $12,000 per year and meeting fee compensation ranging from $375 to $1,000 per meeting in the form of grants of common stock, to be paid at the time of the annual meeting. The value of the shares granted is the fair market value at the time of the grant. Officers who are not directors do not receive annual or per meeting compensation. Earle May, as chairman of the audit committee, receives monetary compensation of $2,500 per quarter.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth information as of March 1, 2001 regarding the beneficial ownership of the Common Stock by each person known by the Company to own beneficially more than 5% of the Common Stock, by each director and executive officer, individually, and by all directors and executive officers as a group.

                                               Amount and
                                                Nature of
                                               Beneficial        Percentage
Name and Address                                Ownership         of Class
- ----------------                                ---------         --------

Warren G. Lichtenstein                      1,808,487  (1)          41.41%
150 East 52nd Street
New York, New York  10022

Steel Partners II, L.P.                     1,578,529  (2)          36.15%
150 East 52nd Street
New York, New York  10022

Jack L. Howard                                110,608  (3)           2.53%
182 Farmers Lane
Santa Rosa, CA 95405

Glen M. Kassan                                  8,333  (4)             *
8 Barkley Court
East Brunswick, NJ 08816

James R. Henderson                             16,667  (5)             *
203 E. Jefferson Street
Falls Church, VA 22046

Earle C. May                                  383,529  (6)           8.78%
4550 Kruse Way #345
Lake Oswego, Oregon  97035

Joseph L. Mullen                               24,646  (7)             *
611 Broadway, Suite 801
New York, NY 10012

James Benenson, Jr.                            65,427  (8)           1.50%
One Lexington Ave
New York, NY 10010


All directors and executive officers        2,417,697               55.36%
as a group (seven persons)

- ----------------------------
*Less than 1%

(1)         Includes:   (a)  2,500   shares  of  Common   Stock   owned  by  Mr.
            Lichtenstein; (b) 227,458 shares of Common Stock issuable upon exercise of options owned by Mr. Lichtenstein within sixty days of March 1, 2001; (c) 1,539,345 shares of Common Stock owned by Steel Partners II, L.P.; and (d) 39,184 shares of Common Stock issuable upon the exercise of warrants owned by Steel Partners II, L.P. within sixty days of March 1, 2000. Mr. Lichtenstein is the sole managing member of the general partner of Steel Partners II, L.P. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock owned by Steel Partners II, L.P, except to the extent of his pecuniary interest in such shares of Common Stock, which is less than the amount disclosed.

(2) Represents 1,539,345 shares of Common Stock and 39,184 shares of Common Stock issuable upon exercise of warrants within sixty days of March 1, 2001.

(3) Represents 34,900 shares of Common Stock and 75,708 shares of Common Stock issuable upon exercise of options within sixty days of March 1, 2001.

(4) Represents 8,333 shares of Common Stock issuable upon exercise of options within sixty days of March 1, 2001.

(5) Represents 16,667 shares of Common Stock issuable upon exercise of options within sixty days of March 1, 2001.

(6) Includes: (a) 9,618 shares of Common Stock owned by Mr. May; (b) 20,361 shares of Common Stock issuable upon the exercise of options within sixty days of March 1, 2001 granted to Mr. May; (c) 23,000 shares of Common Stock owned by May Management, Inc.; and (d) 330,550 shares of Common Stock held in customer accounts as to which May Management, Inc. has shared dispositive power. Mr. May is the Chief Executive Officer and a principal stockholder of May Management, Inc. and may be deemed to be the beneficial owner of shares owned by May Management, Inc. or as to which May Management, Inc. has shared dispositive power.

(7) Represents 4,285 shares of Common Stock and 20,361 shares of Common Stock issuable upon exercise of options within sixty days of March 1, 2001.

(8) Includes 3,749 shares of Common Stock owned by Mr. Benenson and 61,678 shares of Common Stock owned by Arrowhead Holdings Corporation, of which Mr. Benenson is the controlling stockholder and thus deemed the beneficial owner of all such shares of Common Stock.

                              --------------------

Item 13.  Certain Relationships and Related Transactions

          As of March 1, 1998, the Company entered into a sub-lease for office space with GWAY for use of such space as a corporate office on a non-exclusive basis. This lease runs through March 31, 2001, but may be terminated by either party on 90 days notice. Warren Lichtenstein, the Company's President, Chief Executive Officer, and Chief Accounting Officer, is the Chairman of the Board of Directors of GWAY. Mr. Lichtenstein is also the Managing Member of the General Partner of Steel Partners II, L.P. which owns approximately 38% of the common stock of GWAY. SPS, which is owned by an entity controlled by Mr. Lichtenstein, also subleases part of the office space from GWAY.

          During the years ended December 31, 1999 and 2000, the Company paid management fees of $267,000 and $310,000, respectively, to SPS for certain management, consulting and advisory services. The fees also included the Company's one-third share of rent expense that was paid entirely by SPS during 2000. The Company believes that the cost of obtaining the type and quality of services rendered by SPS is no less favorable than the cost at which the Company could obtain from unaffiliated entities.

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


Date: March 27, 2001                          WebFinancial Corporation

                                              By: /s/ Warren G. Lichtenstein
                                                  -----------------------------
                                              Warren G. Lichtenstein
                                              President, Chief Executive Officer

                                              By: /s/ Glen M. Kassan
                                                  ------------------------------
                                              Glen M. Kassan
                                              Vice President and Chief Financial
                                              Officer


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

Signature                                             Date
- ---------                                             ----

By: /s/ Jack L. Howard                                March 27, 2001
- ------------------------                              --------------
Jack L. Howard, Director                              Date


By: /s/ Warren G. Lichtenstein                        March 27, 2001
- ------------------------------------                  --------------
Warren G. Lichtenstein, President,                    Date
Chief Executive Officer and Director
(Principal Executive Officer)


By: /s/ Earle C. May                                  March 27, 2001
- ------------------------                              --------------
Earle C. May, Director                                Date


By: /s/ Joseph L. Mullen                              March 27, 2001
- ------------------------------------                  --------------
Joseph L. Mullen, Director                            Date


By: /s/ James Benenson                                March 27, 2001
- ------------------------------------                  --------------
James Benenson, Director                              Date

                                  EXHIBIT INDEX

      3.1         Amended and Restated Certificate of Incorporation,  as amended
                  - Incorporated by reference to Exhibit I-4 to Registration Statement on Form 8-A12G filed March 27, 1995.

      3.2         By-laws  -  Incorporated   by  reference  to  Exhibit  I-5  to
                  Registration Statement on From 8-A12G filed March 27, 1995.

      10.1 Stock Purchase Agreement, dated January 20, 1998, by and between Praxis Investment Advisors, Inc. and Block Financial Corporation - Incorporated by reference to Exhibit 1 to Quarterly Report on Form 10-Q filed September 17, 1998.

      10.2 Form of Subscription and Stockholders Agreement, dated August 31, 1998, by and among Andrew Winokur, Rose's International, Inc., WebBank Corporation, Praxis Investment Advisors, Inc. and Rose's Holdings, Inc. - Incorporated by reference to
                  Exhibit 2 to Quarterly Report on Form 10-Q filed September 17, 1998.

      10.3 Form of Assignment, Transfer and Delegation Agreement, dated July 1998, by and among Praxis Investment Advisors, LLC, Andrew Winokur and Rose's International, Inc. - Incorporated by reference to Exhibit 3 to Quarterly Report on Form 10-Q filed September 17, 1998.

      10.4        Form of  Employment  Agreement,  dated July 1998, by and among
                  Praxis Investment Advisors, Inc. and Andrew Winokur - Incorporated by reference to Exhibit 4 to Quarterly Report on Form 10-Q filed September 17, 1998.

      10.5 Form of Management Agreement, dated 1998, by and among Rose's International, Inc., Andrew Winokur, and Praxis Investment Advisors, Inc. - Incorporated by reference to Exhibit 5 to Quarterly Report on Form 10-Q filed September 17, 1998.

      21.1 Subsidiaries of Registrant (WebBank; WebFinancial Government Lending, Inc.; Praxis Investment Advisors, Inc.; and Web Film Finance, Inc.)

     *23.1        Consent of KPMG LLP.


     *  Filed herewith.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Management's Report on Financial Statements.................................F-2

Report of Grant Thornton LLP, independent certified public accountants, on the December 31, 2000 financial statements.......................F-3

Report of KPMG LLP,  independent certified public accountants, on the
          December 31, 1999 and December 31, 1998 financial statements......F-4

Consolidated Statements of Financial Condition as of December 31, 2000
         and December 31, 1999..............................................F-5

Consolidated  Statements  of  Operations  for the year ended
         December  31,  2000,  the year ended  December  31,
         1999, and the eleven-month period
         ended December 31, 1998............................................F-6

Consolidated Statements of Stockholders' Equity for the year ended  December 31, 2000,  the year ended  December
         31, 1999, and the eleven-month
         period ended December 31, 1998.....................................F-8

Consolidated  Statements  of Cash  Flows for the year  ended
         December  31,  2000,  the year ended  December  31,
         1999, and the eleven-month period
         ended December 31, 1998............................................F-9

Notes to Consolidated Financial Statements..................................F-12

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES


            MANAGEMENT'S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

The consolidated financial statement on the following pages have been prepared by management in conformity with generally accepted accounting principles. Management is responsible for the reliability and fairness of the financial statement and other financial information included herein.

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

The responsibility of our independent auditors, Grant Thornton LLP and KPMG LLP, is to conduct their audit in accordance with generally accepted auditing standards. In carrying out this responsibility, they planned and performed their audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether caused by error or fraud.

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


By: /s/ Warren G. Lichtenstein
    --------------------------
      Warren G. Lichtenstein
      President, Chief Executive Officer
      and Chief Accounting Officer

By: /s/ Glen M. Kassan
    ---------------------
      Glen M. Kassan
      Vice President and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
WebFinancial Corporation


We have audited the accompanying consolidated statement of financial condition of WebFinancial Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WebFinancial Corporation and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/Grant Thornton LLP
Salt Lake City, Utah
February 9, 2001 (except for the second
   paragraph of note 19 for which the date
   is March 19, 2001)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
WebFinancial Corporation:


We have audited the accompanying consolidated statement of financial condition of WebFinancial Corporation and subsidiaries (formerly Rose's Holdings, Inc.) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999 and the eleven-month period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WebFinancial Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999 and the eleven-month period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
- ---------------------
Salt Lake City, Utah
March 24, 2000
                                      F-4

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in thousands except share data)

                                                                                  December 31,         December 31,
                                                                                    2000                  1999
                                                                                    ----                  ----
           Assets
   Cash and due from banks                                                        $  6,086             $  7,266
   Federal funds sold                                                                   76                 --
      Total cash and cash equivalents                                                6,162                7,266

   Investment securities (note 4)
      Held-to-maturity (estimated fair value of $32 and $37
          at December 31, 2000 and 1999)                                                32                   37
      Available-for-sale                                                               463                  858
                                                                                  --------             --------
          Total investment securities                                                  495                  895

   Loans, net of deferred income (note 5)                                           12,131               10,868
   Less allowance for loan losses (note 6)                                           1,077                  472
                                                                                  --------             --------
          Total loans, net                                                          11,054               10,396


   Premises and equipment,
      net of accumulated depreciation and amortization (note 10)                       110                  101
   Accrued interest receivable                                                         113                  163
   Goodwill, net of accumulated
      amortization of $276 in 2000 and $158 in 1999                                  1,498                1,616
   Other assets (notes 5 and 18)                                                     5,363                  505
                                                                                  --------             --------

                                                                                  $ 24,795             $ 20,942
                                                                                  ========             ========

   Liabilities and Stockholders' Equity
   Deposits:
   Non interest-bearing demand                                                    $    250             $    250
   Certificates of deposit (note 8)                                                  9,882                4,639
                                                                                  --------             --------
Total deposits                                                                      10,132                4,889

Short term borrowings (note 9)                                                        --                  1,100
Other liabilities                                                                      779                1,061
                                                                                  --------             --------
Total liabilities before minority interests                                         10,911                7,050

Minority interests                                                                     460                  457

Commitments and contingencies (notes 9, 13 and 16)

Stockholders' Equity
   Preferred stock, 10,000,000 shares authorized, none issued                         --                   --
   Common stock, 50,000,000 shares authorized;
       $.001 par value, 4,354,280 shares issued and outstanding at
       December 31, 2000 and 4,349,996 shares issued
       and outstanding at December 31, 1999                                              4                    4
   Paid-in capital                                                                  36,559               36,513
   Accumulated deficit                                                             (23,139)             (23,082)
                                                                                  --------             --------
Total stockholders' equity                                                          13,424               13,435
                                                                                  --------             --------

                                                                                  $ 24,795             $ 20,942
                                                                                  ========             ========

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands except share data)

                                                                                                                Eleven-month
                                                                         Year ended           Year ended        period ended
                                                                        December 31,         December 31,       December 31,
                                                                            2000                1999                1998
                                                                            ----                ----                ----
Interest income
    Interest and fees on loans                                            $ 1,478             $   420             $    30
    Interest on cash equivalents                                              464                 476                 631
    Interest on federal funds sold                                              5                --                  --
    Interest on investment securities                                         222                 130                  15
                                                                          -------             -------             -------
          Total interest income                                             2,169               1,026                 676

Interest expense
    Interest on deposits                                                      812                 150                --
    Interest on short-term borrowings                                          18                  29                --
                                                                          -------             -------             -------
          Total interest expense                                              830                 179                --

               Net interest income before provision
               for loan losses                                              1,339                 847                 676

Provision for loan losses (note 6)                                            917                 475                --
                                                                          -------             -------             -------

               Net interest income after provision
               for loan losses                                                422                 372                 676

Noninterest income
    Gain on sale of loans                                                   1,061                 913                --
    Fee income                                                              1,480                 442                --
    Miscellaneous income                                                      854                 212                --
                                                                          -------             -------             -------
          Total other operating income                                      3,395               1,567                --

Noninterest expenses
    Salaries, wages, and benefits                                           1,680               1,485                 428
    Professional and legal fees                                               532                 617                 242
    Occupancy expense                                                         191                 199                  60
    Amortization of goodwill                                                  118                 117                  41
    Other general and administrative                                        1,350               1,265                 679
                                                                          -------             -------             -------
          Total operating expenses                                          3,871               3,683               1,450
                                                                          -------             -------             -------

               Operating income (loss)                                        (54)             (1,744)               (774)

Income taxes (note 14)                                                       --                  --                  --
                                                                          -------             -------             -------

Loss before minority interest                                                 (54)             (1,744)               (774)

(Income) loss attributable to minority interests                               (3)                134                  59
                                                                          -------             -------             -------

          Net loss                                                        $   (57)            $(1,610)            $  (715)
                                                                          =======             =======             =======

                                   (continued)

                    (Amounts in thousands except share data)

                                                                                                                 Eleven-month
                                                            Year ended                 Year ended                period ended
                                                           December 31,               December 31,               December 31,
                                                               2000                       1999                       1998
                                                               ----                       ----                       ----




Basic net income (loss) per common share                   $          (0.01)      $          (0.37)      $          (0.17)
Diluted net income (loss) per common share                 $          (0.01)      $          (0.37)      $          (0.17)

Weighted average number of common shares:
    Basic                                                         4,353,905              4,312,708              4,315,966
    Diluted                                                       4,353,905              4,312,708              4,315,966



The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           Year Ended December 31, 2000, Year Ended December 31, 1999
                and Eleven-Month Period Ended December 31, 1998,
                    (Amounts in thousands except share data)


                                                                  Common stock                                           Total
                                                                  ------------            Paid-in       Accumulated    Stockholders'
                                                             Shares          Amount       capital         deficit        equity
                                                             ------          ------       -------         -------        ------

Balance at January 31, 1998                                4,320,032      $   35,000     $    1,159      $  (20,757)     $   15,402

Net loss                                                        --              --             --              (715)           (715)

Shares retired                                                (9,840)           --             --              --              --

Assignment of par value to
    common stock                                                --           (34,996)        34,996            --              --
                                                          ----------      ----------     ----------      ----------      ----------

Balance at December 31, 1998                               4,310,192               4         36,155         (21,472)         14,687

Net loss                                                        --              --             --            (1,610)         (1,610)
Shares redeemed and
    retired                                                  (78,829)           --             (323)           --              (323)
Shares issued upon
    exercise of options                                      114,307            --              417            --               417
Shares issued for
    services rendered                                          4,326            --               23            --                23
Contribution of
    capital                                                     --              --              180            --               180
Options granted for
    services rendered                                           --              --               61            --                61
                                                          ----------      ----------     ----------      ----------      ----------

Balance at December 31, 1999                               4,349,996               4         36,513         (23,082)         13,435
Net loss                                                        --              --             --               (57)            (57)
Shares issued for
    services rendered                                          4,284            --               24            --                24



Contribution of capital                                         --              --               22            --                22
                                                          ----------      ----------     ----------      ----------      ----------

Balance at December 31, 2000                               4,354,280      $        4     $   36,559      $  (23,139)     $   13,424
                                                          ==========      ==========     ==========      ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                                                                                                        Eleven-month
                                                                                      Year ended          Year ended    period ended
                                                                                      December 31,        December 31,  December 31,
                                                                                          2000               1999           1998
                                                                                          ----               ----           ----
Cash flows from operating activities:
Net income (loss) from continuing operations                                            $   (57)          $(1,610)          $  (715)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
          Minority interest                                                                   3              (134)              (59)
          Depreciation and amortization                                                      42                65                20
          Premium earned on sale of loans                                                (1,061)             (913)             --
          Gain on sale of investment securities                                            --                 (76)             --
          Permanent writedown of investment securities                                      100              --                --
          Common stock and options granted in lieu of cash                                   24                84              --
          Provision for loan losses                                                         917               475              --
          Amortization/(accretion) of loan fees, net                                        (97)                7                 9
          Amortization of goodwill                                                          118               117                41
          Amortization of premiums for
               available-for-sale securities                                               (163)             --                  24
          Amortization of servicing assets                                                   35                 8              --
Change in operating assets and liabilities:
          Cash restricted in escrow                                                        --               2,018              --
          Loans held for sale                                                             1,312              --                --
          Accounts receivable                                                              --                 (14)             --
          Prepaid expense                                                                  --                 (30)              (33)
          Accrued interest receivable                                                        50              (122)              (20)
          Other assets                                                                     (643)             (118)             (145)
          Other liabilities                                                                (282)              627              --
          Income tax due to former parent                                                  --                (309)             --
                                                                                        -------           -------           -------

               Net cash provided by (used in)
               operating activities                                                         298                75              (566)
                                                                                        -------           -------           -------

                                   (continued)

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                                                                     Eleven-month
                                                                            Year ended             Year ended        period ended
                                                                            December 31,          December 31,       December 31,
                                                                               2000                   1999                1998
                                                                               ----                   ----                ----

Cash flows from investing activities:
    Purchase of subsidiary                                                         --                 --               (2,946)
    Purchase of investment securities available-for-sale                        (24,836)              --               (1,649)
    Principal payments received on investment
          securities available-for-sale                                          25,294              1,042               --
    Proceeds from sale of available-for-sale securities                            --                  257               --
    Purchase of investment securities held-to-maturity                             --                  (48)              --
    Principal payments received on investment
          securities held-to-maturity                                                 5                 11               --
    Loans originated and principal collections, net                              (5,249)            (8,898)              (191)
    Purchase of loans                                                              (730)              --                 --
    Purchase of premises and equipment                                              (51)               (50)               (47)
    Minority interest                                                              --                 --                  612
    Funds transferred to escrow                                                    --                 --                  (98)
                                                                               --------           --------           --------

               Net cash used in
               investing activities                                              (5,567)            (7,686)            (4,319)
                                                                               --------           --------           --------

Cash flows from financing activities:
    Net increase in demand deposits                                                --                  145                101
    Net increase in certificates of deposit                                       5,243              4,639               --
    Net increase (decrease) in short-term borrowings                             (1,100)             1,100               --
    Issuance of common stock for cash                                              --                  417               --
    Cash paid to redeem shares                                                     --                 (323)              --
    Minority interest contribution                                                 --                   38               --
    Contribution of capital                                                          22                180               --
                                                                               --------           --------           --------

          Net cash provided by financing activities                               4,165              6,196                101
                                                                               --------           --------           --------

Net decrease in cash and cash equivalents                                        (1,104)            (1,415)            (4,784)

Cash and cash equivalents at beginning of period                                  7,266              8,681             13,465
                                                                               --------           --------           --------

Cash and cash equivalents at end of period                                     $  6,162           $  7,266           $  8,681
                                                                               ========           ========           ========

                                   (continued)

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES


                                                                                                                      Eleven-month
                                                                            Year ended         Year ended             period ended
                                                                            December 31,       December 31,           December 31,
                                                                               2000                1999                    1998
                                                                               ----                ----                    ----


Supplemental disclosure of cash flow information:
    Cash paid for interest                                                  $       731          $  156          $        3

Supplemental disclosure of additional non-cash activities:
Conversion of loan receivable to investment
    securities available-for-sale                                           $         -          $    -          $      216

During 2000 WebBank transferred loans of $4,250 to other assets to reflect their sale prior to settlement.

During 1998 the Company acquired 90 percent of the outstanding stock of WebBank (note 3). The  following is a summary of the effect of this  transaction  in the Company's consolidated
balance sheet: Assets acquired:
    Investment securities available-for-sale                                $         -          $    -          $     (240)
    Commercial loans                                                                  -               -              (1,115)
    Accrued interest receivable                                                       -               -                 (21)
    Property and equipment                                                            -               -                 (89)
    Other assets                                                                      -               -                 (28)
    Goodwill                                                                          -               -              (1,774)

Liabilities assumed:
    Demand deposits                                                                   -               -                   4
    Accounts payable and accrued expenses                                             -               -                   8
    Income taxes payable to subsidiary's former parent                                -               -                 309
                                                                            -----------          ------          ----------
    Net cash used                                                           $         -          $    -          $   (2,946)
                                                                            ===========          ======          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

           Year Ended December 31, 2000, Year Ended December 31, 1999
                 and Eleven-Month Period Ended December 31, 1998
           (All numbers except shares and per share data in thousands)

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization--The consolidated financial statements include the financial statements of WebFinancial Corporation (the "Company") and its subsidiaries:
WebFinancial Holdings Corporation ("Holdings"), WebBank ("WebBank"), Praxis Investment Advisers, Inc. ("Praxis"), WebFinancial Government Lending, Inc. ("Lending"), and Web Film Financial, Inc. ("Film"), collectively referred to as the Company. WebBank is a Utah-chartered industrial loan corporation, and is subject to comprehensive regulation, examination, and supervision by the Federal Deposit Insurance Corporation ("FDIC"), and the State of Utah Department of Financial Institutions. WebBank provides commercial and consumer specialty finance services. Lending was organized to provide U.S. Department of Agriculture loan originations, sales and servicing. During 2000, most of the assets of Lending were transferred to WebBank in exchange for WebBank common stock. Film was organized to finance the production and distribution of a motion picture and the Company. Both Film and Praxis significantly wound down operations in 2000. All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation--The preparation of consolidated financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near-term relates to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of real estate, management obtains independent appraisals for significant properties.

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

Income (loss) Per Share--Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options and stock warrants.

For the year ended December 31, 2000, 42,228 potentially dilutive common shares were not included in the computation of diluted loss per share because they would have had an anti-dilutive effect on the 2000 loss per share.

Investment Securities--The Company classifies its securities as either available-for-sale securities or held-to-maturity securities. Held-to-maturity securities are those securities that the Bank has the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale.

Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized holding gains or losses on available-for-sale securities are excluded from earnings and reported until realized in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield using the effective-interest method. Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale or held-to-maturity are included in earnings and are derived using the specific-identification method.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

Loans--Loans are reported at the principal amount outstanding, net of premiums, discounts, and unearned income. Premiums and discounts are accreted/amortized over the life of the related loan under the interest method. Unearned income, which includes deferred fees net of deferred direct incremental loan origination costs, is amortized to interest income over the contractual life of the loan using an interest method, adjusted for actual prepayment experience. Interest income is accrued daily as earned.

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

If the measurement of the impaired loan is less than the recorded investment in the loan, including accrued interest, net deferred loan fees or costs and unamortized premium or discount, an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.

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

Income Taxes--The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Loans Held for Sale--The Company originates loans to customers under a United States Department of Agriculture ("USDA") program that generally provides for USDA guarantees of 70 percent to 90 percent of each loan. The Company plans to sell the guaranteed portion of each loan to a third party and retain the unguaranteed portion in its own portfolio. Loans held-for-sale are carried at the lower of cost or estimated market value in the aggregate. A sale is

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

recognized when control over the loans sold is surrendered and the proceeds of the sale are other than beneficial interests in the loans sold. The Company allocates basis of the loans sold, the retained portions, and retained servicing based upon their relative fair market values. To the extent the sale of a loan involves the sale of part of a loan with a disproportionate credit risk, the cost basis of the loan is allocated based upon the relative fair values of the portion sold and the portion retained on the date such loan sale was made. Deferred income on USDA loans arises on the sale of the government guaranteed portion of the loan and the retention of the unguaranteed portion. Such deferred income is recognized over the estimated remaining life of the retained portion.

The Company is required to retain a minimum of five percent of each USDA loan sold and to service the loan for the investor. Based on the specific loan sale agreement that the Company enters into with the investor, the difference between the yield on the loan and the yield paid to the buyer is the servicing fee. Loans serviced for others amounted to $54,554,056 and $8,289,000 at December 31, 2000 and 1999, respectively. These loans are not included in the accompanying statements of financial condition. Fees earned for servicing loans for others are reported as income when the related loan payments are collected, less amortization of the servicing asset. Loan servicing costs are charged to expense as incurred.

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

Comprehensive Income (Loss)-- Components of comprehensive income (loss) may include net income (loss), unrealized gains (losses) on available-for-sale investment securities, foreign currency translation adjustments, changes in the market value of futures contracts that qualify as a hedge, and net loss recognized as an additional pension liability not yet recognized in net periodic pension cost. For the years ended December 31, 2000 and 1999, the comprehensive income (loss) was $0.

Stock-Based Compensation--The Company employs the footnote disclosure provisions SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 which allows entities to account for stock options or similar equity based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"). The Company has elected to continue to apply the provisions of APB 25 and provide proforma footnote disclosures required by SFAS No. 123.

Reclassification--Certain amounts as of and for the year ended December 31, 1999 and the eleven-month period ended December 31, 1998 have been reclassified to conform with the 2000 presentation.

Operating Segments--The Company operates in one line of business, commercial and consumer specialty finance transactions. As such, the Company has only one reportable operating segment.

New Accounting Pronouncements--The Financial Accounting Standards Board issued Statement on Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities in 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. As a result of SFAS No. 137, SFAS No. 133 has been adopted in 2001. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:


On December 3, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has incorporated the guidance of SAB No. 101 in the first quarter of fiscal 2001.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No 125's provisions without reconsideration. It provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities The Company does not believe the adoption of SFAS No. 140 will have a material effect on the financial position or results of operations of the Company.

2.          CHANGE IN YEAR END

The Company applied to the Internal Revenue Service to change its fiscal year end to a calendar year end, resulting in an eleven-month reporting period for 1998. The Internal Revenue Service granted approval of the Company's request in February 1999.

3.          ACQUISITION AND FORMATION OF SUBSIDIARIES

On August 31, 1998, Holdings, a newly formed, wholly-owned Delaware subsidiary of the Company, consummated the acquisition of 90 percent of the outstanding common stock ("Bank Common Stock") of WebBank, pursuant to an assignment (the "Assignment") from Praxis Investment Advisers, a Nevada limited liability company ("PIA"), of a stock purchase agreement, dated January 20, 1998 (the "Purchase Agreement"), between PIA and Block Financial Corporation ("Block"), relating to the purchase by PIA of all of the issued and outstanding shares of Bank Common Stock. Pursuant to the Assignment, the Company paid Block $4,783 for the shares of Bank Common Stock to be purchased by Block pursuant to the Purchase Agreement. In addition, the Company paid $288 in acquisition costs, for a total purchase price of $5,071. The acquisition was accounted for under purchase accounting, resulting in goodwill of $1,774. On August 31, 1998, Praxis was formed by a cash contribution from the Company of $428 for a 90 percent ownership of newly issued stock.

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

Praxis and AW had also entered into an employment agreement (the "Employment Agreement"), providing for the employment of AW by Praxis. Under the Employment Agreement, AW agreed to serve as president and chief executive officer of Praxis for a term of five years (which may be extended for one or more years with the written agreement of the parties). Under the Employment Agreement, AW was granted the authority to formulate the recommendations to WebBank on behalf of Praxis pursuant to the Management Agreement. During January 2000, AW and the Company terminated their relationship. (See footnote 16.)

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

4.          INVESTMENT SECURITIES


Investment securities as of December 31, 2000, are summarized as follows:


                                                                           Held-to-maturity
                                          -----------------------------------------------------------------------------------
                                                                     Gross                 Gross                 Estimated
                                              Amortized            unrealized            unrealized                 fair
                                                cost                  gains                losses                   value
                                          -----------------      -----------------     -----------------     -----------------
      Collateralized MBS                  $              32      $               -     $              -      $              32
                                          =================      =================     =================     =================

                                                                          Available-for-sale
                                          -----------------------------------------------------------------------------------
                                                                     Gross                 Gross                 Estimated
                                              Amortized            unrealized            unrealized                 fair
                                                cost                  gains                losses                   value
                                          -----------------      -----------------     -----------------     -----------------

      Collateralized MBS                  $             447      $               -     $               -     $             447

      Interest-only strip                                16                      -                     -                    16
                                          -----------------      -----------------     -----------------     -----------------
                                          $             463      $               -     $               -     $             463
                                          =================      =================     =================     =================

Investment securities as of December 31, 1999, are summarized as follows:


                                                                           Held-to-maturity
                                          -----------------------------------------------------------------------------------
                                                                     Gross                 Gross                 Estimated
                                              Amortized            unrealized            unrealized                 fair
                                                cost                  gains                losses                   value
                                          -----------------      -----------------     -----------------     -----------------
      Collateralized MBS                  $              37      $               -     $              -      $              37
                                          =================      =================     =================     =================

                                                                          Available-for-sale
                                          -----------------------------------------------------------------------------------
                                                                     Gross                 Gross                 Estimated
                                              Amortized            unrealized            unrealized                 fair
                                                cost                  gains                losses                   value
                                          -----------------      -----------------     -----------------     -----------------
      Collateralized MBS                  $             684      $               -     $               -     $             684

      Interest-only strip                               174                      -                     -                   174
                                          -----------------      -----------------     -----------------     -----------------
                                          $             858      $               -     $               -     $             858
                                          =================      =================     =================     =================

The amortized cost and estimated market value of investment securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.


                                                      Held-to-maturity                             Available-for-sale
                                          ----------------------------------------      ----------------------------------------
                                                                   Estimated fair                                Estimated fair
                                            Amortized cost             value              Amortized cost             value
                                          -----------------      -----------------      -----------------      -----------------
      Due beyond five years               $              32      $              32      $             463      $             463
                                          =================      =================      =================      =================

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:


5.          LOANS

Loans at December 31, 2000 and 1999 are summarized as follows:

                                             2000                   1999
                                         --------------      ------------------
         Commercial loans                $     11,634        $           8,785
         Installment loans                        947                      982
         Loans held-for-resale                      -                    1,312
         Deferred income                         (450)                    (211)
                                         --------------      ------------------
                                         $     12,131        $          10,868
                                         ==============      ==================

Loans to thirteen customers comprise approximately 91 percent of total loans at December 31, 2000. All of the loans in the portfolio are at a variable rate. The ability of the borrowers to repay their obligations is dependent upon economic conditions within their respective regions as well as the financial condition of the borrowers.

6.          ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is summarized as follows:

                                               2000                 1999
                                         -----------------    -----------------
         Beginning balance               $            472     $              -
         Additions:
             Provision for loan losses                917                  475
             Recoveries                                 -                    -
         Deduction-loan charge-offs                 (312)                  (3)
                                         -----------------    -----------------
         Ending balance                  $          1,077     $            472
                                         ================    =================

The Company considers the allowance for loan losses adequate to cover losses inherent in loans and loan commitments at December 31, 2000. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process and that of its regulators, will not require significant increases in the allowance for loan losses. (See footnote 19.)


7.          RELATED PARTY TRANSACTIONS

As of March 31, 1998, the Company entered into a sub-lease for office space with Gateway Industries, Inc. ("GWAY") for use of such space as a corporate office on a non-exclusive basis. This lease runs through March 31, 2001, but may be terminated by either party with 90 days notice. Warren Lichtenstein, the Company's President, Chief Executive Officer, and Chief Accounting Officer, is the Chairman of the Board of Directors of GWAY. Mr. Lichtenstein is also the sole managing member of the General Partner of Steel Partners II, L.P., which owns approximately 38% of the common stock of GWAY. Steel Partners Services, Ltd. ("SPS"), which is owned by an entity controlled by Mr. Lichtenstein, also subleases part of the office space from GWAY. In 2000 and 1999, the rent was included in a $310 and $267 management fee, respectively, charged by SPS to the Company. Such management fee is included in the Company's selling, general and administrative expense. In 1998, the rent was approximately $32 and was included in overhead reimbursement to SPS of $148. As of December 31, 2000 and 1999 the Company showed, in relation to SPS, prepaid expense of $0 and $40 and accounts payable of $0 and $12, respectively.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:


8.          TIME CERTIFICATES OF DEPOSIT

Time certificates of deposits as of December 31, 2000 are summarized as follows:


                                                            Weighted
                                                            average
                                                              rate            2000
                                                        ----------------    ------------
         Certificates of deposit greater than
           $100,000                                           6.67%        $      8,279
         Other certificates of deposit                        6.76%               1,603
                                                        ----------------    ------------
                                                              6.69%        $      9,882
                                                        ================    ============

A summary of the maturity of time certificates of deposit as of December 31, 2000 follows:

                                                      Within one year
                                                     -----------------

         Greater than $100,000                    $             8,279
         Other certificates of deposit                          1,603
                                                     -----------------
                                                  $             9,882
                                                     =================


9.          SHORT-TERM BORROWINGS

WebBank had an unsecured operating line of credit from a commercial bank that matured April 30, 2000, which allowed WebBank to borrow up to $3,000. Interest was payable monthly at the commercial bank's prime rate plus 100 basis points (9.5 percent at December 31, 1999). The operating line of credit was subject to certain minimum financial covenants. The average borrowings on the operating line of credit for the year ended December 31, 1999, were $244, the maximum outstanding at any month-end during the year ended December 31, 1999 was $2,600, and the average rate during 1999 was 9.7%. The average borrowings on the operating line of credit for the year ended December 31, 2000, were $64, the maximum outstanding at any month-end during the year ended December 31, 2000 was $775, and the average rate during 2000 was 5.7%. WebBank did not seek to renew the line of credit when it expired on April 30, 2000.

On October 26, 2000, WebBank was approved for a $2,500 federal funds line of credit with another commercial bank. The interest rate approximates the federal funds rate and can be outstanding for no more than 60 days without paying the line down in full. The line of credit will be used to fund loan originations prior to sale of the guaranteed portion. The federal funds line of credit was not utilized in 2000.

10.    PREMISES AND EQUIPMENT

       Premises and equipment at December 31, are summarized as follows:

                                                           2000        1999
                                                           ----        ----
       Leasehold improvements                          $    112   $      49
       Furniture and equipment                              202         137
                                                         ------      ------

                                                            314         186
       Less accumulated depreciation and amortization       204          85
                                                         ------      ------

                                                       $    110   $     101
                                                         ======      ======

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:


11.     STOCKHOLDERS' EQUITY

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

Members of the Company's board of directors contributed cash of $180 to the Company in 1999 and $22 in 2000. No shares were issued as a result of these transactions. The Company recorded the contribution as an addition to paid-in-capital.

12.     STOCK OPTIONS AND WARRANTS

The Company's New Equity Compensation Plan was adopted on February 14, 1995. The Plan provided for the granting of a maximum of 350,000 shares of stock. The price of the options granted was not less than 100 percent of the fair market value of the shares on the date of grant. The options vested immediately with the Sale of Stores. At that time, all options were canceled 60 days later.

On April 24, 1997, the Company adopted a Long Term Stock Incentive Plan which provides for the granting to employees and directors of, and consultants to, the Company certain stock-based incentives and other equity interests in the Company. A maximum of 250,000 shares was issuable under the Plan. The options vest according to varied schedules, are exercisable when vested, and expire five years from the date of issuance.

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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

The following table summarizes stock option activity:

                                                                                                                     Eleven-month
                                             Year ended                            Year ended                        period ended
                                          December 31, 2000                    December 31, 1999                   December 31, 1998

                                               Weighted-                             Weighted-                        Weighted-
                                     Number     average           Number              average          Number          Average
                                    of shares   exercise         of shares           exercise         of shares       Exercise
                                    (1,000's)    price           (1,000's)             price          (1,000's)         Price
                                -----------------------------   ---------------------------------- -----------------------------
Options outstanding at
  beginning of year                 442         $   4.08               504            $  3.72                49       $   3.40

Options granted                      27         $   3.44                52            $  6.25               455       $   3.75

Options cancelled                     -         $      -                 -            $     -                 -       $      -

Options exercised                     -         $      -              (114)           $     -                 -       $      -
                                 ------                            -------                              -------

Options outstanding at
  end of year                       469         $   4.04               442            $  4.08               504       $   3.72

Options exercisable at
  end of year                       441         $   4.01               369            $  4.01               268       $   3.95

Weighted-average fair
  value of options granted
  during the year              $   3.44                           $   2.71                             $   1.73

The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                        Options outstanding                                                     Options exercisable
                            -----------------------------------------                               -------------------------------
                                  Number                 Weighted                                         Number
                                outstanding               average                Weighted-              exercisable       Weighted-
         Range of                   at                   remaining                average                   at             average
         exercise              December 31,             contractual              exercise              December 31,       exercise
          Prices                   2000                life in years               price                   2000             price
          ------                   ----                -------------               -----                   ----             -----

$     2.875 to 4.313                   368                  2.6               $    3.64                        348      $   3.65
$     4.314 to 6.470                    76                  2.9               $    4.99                         76      $   4.99
$     6.471 to 7.000                    25                  3.6               $    7.00                         17      $   7.00
                                    ------                                                                   -----
                                       469                                    $    4.04                        441      $   4.01
                                     =====                                                                   =====

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss and loss per share would have been changed to the following pro forma amounts:


                                                                                                        Eleven-month period
                                                         Year ended December     Year ended December      ended December 31,
                                                               31, 2000                31, 1999                  1998
                                                                   ----                    ----                  ----

     Net income (loss)                   As reported          $     (57)             $   (1,610)              $    (715)
                                         Pro forma            $    (110)             $   (1,861)              $  (1,192)
     Basic and diluted
       net income (loss) per
       share                             As reported          $   (0.01)             $    (0.37)              $   (0.17)
                                         Pro forma            $   (0.03)             $    (0.43)              $   (0.28)


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2000 and 1999, and the eleven month-period ended December 31, 1998: risk-free interest rates of 6.3 percent,
4.6  percent,  and 4.7  percent,  respectively;  expected  dividend  yields of 0 percent for all years; expected lives of 5 years for all years; and expected volatility of 61 percent, 42 percent, and 46 percent, respectively. The fair value for options granted to nonemployees for services was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2000: risk-free interest rate of 6.3 percent, expected dividend yield of 0 percent, expected lives of 5 years, and expected volatility of 61 percent. No options were granted to nonemployees for services during the eleven-month period ended December 31, 1998. Compensation of $61 was charged to expense as a result of options issued to nonemployees in 1999. No options were granted to nonemployees for services during the year ended December 31, 2000.

Warrants were issued to stockholders in 1995 related to the Company's Bankruptcy filing in 1993. The number of Company warrants exercisable at December 31, 2000 is 4,286. The exercise price is updated annually in April and as of April 2000 is $13.04 per warrant. To acquire one share of Company stock, a warrant holder must exercise two warrants and pay $26.08. All warrants outstanding expire April 28, 2002.


13.         Employee Benefit Plan and incentive Program

WebBank has a 401(k)  profit  sharing plan  covering  employees who meet age and service requirements. Plan participants are fully vested after five years of service. WebBank matches employee contributions up to five percent of covered compensation at two hundred percent of the employee's contribution. Contributions to the plan amounted to approximately $92, $60, and $8 for the years ended December 31, 2000 and 1999, and the eleven-month period ended December 31, 1998.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:


14.         INCOME TAXES

The Company reported no income tax expense or benefit for the year ended December 31, 2000 and the year ended December 31, 1999. The difference between the expected tax benefit and actual tax benefit is primarily attributable to the effect of the net operating losses, offset by an increase in the Company's deferred tax asset valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

                                                        December 31,              December 31,
                                                            2000                      1999
                                                            ----                      ----
             Deferred tax assets:
                  Net operating loss carryforward       $  14,478                 $  14,448
                  Deferred income                               0                        19
                  Accrued bonuses                               0                         8
                  Accrued vacation                             12                        12
                  Allowance for loan loss                     401                       179
                  Premises and equipment                       32                        26
                                                        ---------                 ----------
                     Total deferred tax assets             14,923                    14,692
                       Less valuation allowance           (14,923)                  (14,692)
                                                        ---------                 ---------
             Net deferred tax assets                    $       -                 $       -
                                                        =========                 =========

The net change in the total valuation allowance for the year ended December 31, 2000 was an increase of $231.

At December 31, 2000, the Company had certain net operating loss carry forwards of approximately $38,800 that are scheduled to expire from 2009 through 2019. The Company has treated such net operating losses in accordance with Section 382(l)(5) of the Internal Revenue Code. As a result, there is approximately $19,000 in net operating losses incurred prior to the Effective Date as well as $19,800 incurred subsequent to the Effective Date available as carryovers. All net operating losses may be subject to certain limitations on utilization.


15.         DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS

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


16.         COMMITMENTS AND CONTINGENCIES

The Company has entered into various operating leases for office space. The schedule of future minimum operating lease payments as of December 31, 2000, is summarized as follows (in thousands):

                                   2001              $      134
                                   2002                     102
                                   2003                     102
                                   2004                     102
                                   Thereafter                22
                                                       ---------
                                                     $      462
                                                       =========

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:


The Company's rental expense for the year ended December 31, 2000, the year ended December 31, 1999 and the eleven-month period ended December 31, 1998 amounted to approximately $147, $199, and $60 respectively.

The Company is a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans. At December 31, 2000 and 1999, the Company's undisbursed commercial loan commitments totaled approximately $12,000 and $21,000 respectively. For the same periods, the Company's undisbursed consumer credit card loan commitments totaled approximately $2,700 and $23,500, respectively.

WebBank has a Cash Management Account ("CMA") with the Federal Home Loan Bank of Seattle ("FHLB") at an amount equal to five percent of total assets. CMA advances must be fully collateralized according to the terms of the Advance, Security, and Deposit Agreement that the Bank signed with the FHLB. The CMA is reviewed on an annual basis and market interest rates are set at the time funds are borrowed. As of December 31, 2000, no borrowings were drawn on this CMA account.

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

The Company is also a defendant in legal actions arising from normal business activities. Management believes that the ultimate liability, if any, resulting from such actions will not materially affect the Company's financial position.

17.         REGULATORY REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average quarterly assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework. To be categorized as "well capitalized" the Bank must maintain certain Total and Tier I capital to risk-weighted assets and Tier I capital to average quarterly assets ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

               WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

Capital amounts and ratios are summarized as follows (in thousands):

                                                                               Well capitalized            Minimum capital
                                                          Actual                 requirement                  requirement
                                             ---------------------------   ----------------------     ------------------------
                                                 Amount        Ratio         Amount      Ratio           Amount       Ratio
                                             -------------   ----------    --------    -------        ----------    ----------
 As of
December 31, 2000:

Total Capital (Tier 1 +
Tier 2) to risk
weighted assets                             $       5,583    36.2%         $ 1,541        >10.0%      $  1,233          >8.0%
                                                                                          -                             -

Tier I Capital to risk
weighted assets                             $       5,379    34.9%         $   925         >6.0%      $    617          >4.0%
                                                                                           -                            -

Tier I Capital to average assets
(Leverage Ratio)                            $       5,379    28.3%         $   951         >5.0%      $    761          >4.0%
                                                                                           -                            -


18.         SERVICING ASSETS AND LIABILITIES

In connection with certain businesses in which the Company sells originated or purchased loans with servicing retained, servicing assets or liabilities are recorded based on the relative fair value of the servicing rights on the date the loans are sold. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income and expense. At December 31, 2000 and 1999, net servicing assets, which are included in Other
Assets, were $278 and $6, respectively. Servicing assets are periodically evaluated for impairment based on the fair value of those assets.


19.         SUBSEQUENT EVENTS

During January of 2001 a significant WebBank B&I loan borrower unexpectedly filed for Chapter 11 bankruptcy. The loan was only one month past due at December 31, 2000 and had not been considered for nonaccrual status at that time. The total amount of principal outstanding on the loan at December 31, 2000 was approximately $915. As a result of the bankruptcy, during January 2001, WebBank provided an additional $400 of allowance for loan losses. This $400 of additional provision has been recorded in the Company's consolidated financial statements as of December 31, 2000. The allowance at December 31, 2000, is an amount that management believes will be adequate to absorb possible loan losses based on evaluations of collectibility and prior loss experience.

As of March 19, 2001, the borrower backing an interest-only strip owned by WebBank filed for Chapter 11 bankruptcy. The borrower was two months past due at December 31, 2000 after making a payment on December 29, 2000. The total amount of the interest-only strip outstanding at December 31, 2000 was $116. As a result of the bankruptcy, WebBank permanently wrote down $100 of the balance. The remaining balance is expected to be recovered in 2001. This $100 writedown has been recorded in the Company's consolidated financial statements as of December 31, 2000.