Form 10-Q
period 2001-03-31
WEBFINANCIAL CORP
filed 2001-05-14
CIK 85149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       (Mark One)
            (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

         As of May 11,  2001,  4,366,866  shares of the issuer's  Common  Stock,
$.001 par value (the "Common Stock") were issued and outstanding.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                          PART I FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

            Consolidated Statements of Financial Condition
            March 31, 2001 (unaudited) and December 31, 2000                2

            Consolidated Statements of Operations
            for the three months ended March 31, 2001 and 2000 (unaudited)  4

            Consolidated Statements of Cash Flow
            for the three months ended March 31, 2001 and 2000 (unaudited)  5

            Notes to Consolidated Financial Statements (unaudited)          7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk      9

                            PART II OTHER INFORMATION

Item 1.     Legal Proceedings                                              11

Item 2.     Changes in Securities                                          11

Item 3.     Defaults Upon Senior Securities                                11

Item 4.     Submission of Matters to a Vote of Security Holders            11

Item 5.     Other Information                                              11

Item 6.     Exhibits and Reports on Form 8-K                               11

Signatures                                                                 12

PART I  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands except per share data)

                                                                        March 31, 2001     December 31, 2000
                                                                        --------------     -----------------
                                                                         (unaudited)
                        ASSETS
Cash and due from banks                                                      $ 5,645           $ 6,086
Fed funds sold                                                                 2,431                76
                                                                             -------           -------
      Total cash and cash equivalents                                          8,076             6,162

Investment securities
       Held-to-maturity (estimated fair value $33 and $32
            at March 31, 2001 and December 31, 2000)                              32                32
       Available-for-sale                                                        454               463
                                                                             -------           -------
            Total investment securities                                          486               495

Loans, net of deferred income                                                 13,608            12,131
Less allowance for loan loss                                                   1,650             1,077
                                                                             -------           -------
            Total loans, net                                                  11,958            11,054

Premises and equipment,
        net of accumulated depreciation and amortization                         100               110
Accrued interest receivable                                                       36               113
Goodwill, net of accumulated
        amortization of $306 in 2001 and $276 in 2000                          1,468             1,498
Other assets                                                                     915             5,363
                                                                             -------           -------

                                                                             $23,039           $24,795
                                                                             =======           =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non interest-bearing demand                                            $   250           $   250
      Certificates of deposit                                                  8,940             9,882
                                                                             -------           -------
            Total deposits                                                     9,190            10,132

    Other liabilities                                                            347               779
                                                                             -------           -------
            Total liabilities before minority interests                        9,537            10,911

   Commitments and contingencies                                                --                --

   Minority interests                                                            431               460

                                                                         (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
                  (Amounts in thousands except per share data)

                                                                March 31, 2001          December 31, 2000
                                                                --------------          -----------------
                                                                (unaudited)
Stockholders' Equity
  Preferred stock, 10,000,000 shares authorized, none issued       --                         --
  Common stock, 50,000,000 shares authorized;
     $.001 par value, 4,366,866 and 4,354,280 shares issued
     and outstanding at March 31, 2001 and
     December 31, 2000, respectively                                  4                          4
  Paid-in capital                                                36,606                     36,559
  Accumulated deficit                                           (23,539)                   (23,139)
                                                               --------                   --------
        Total stockholders' equity                               13,071                     13,424
                                                               --------                   --------
                                                               $ 23,039                   $ 24,795
                                                               ========                   ========

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Amounts in thousands except per share amounts)

                                                                     For the Three Months Ended
                                                                 March 31, 2001       March 31, 2000
                                                                 --------------       --------------
Interest income
      Interest and fees on loans                                    $   396               $   303
      Interest on cash equivalents                                       69                    83
      Interest on federal funds sold                                     25                  --
      Interest on investment securities                                   7                    20
                                                                    -------               -------
            Total interest income                                       497                   406

Interest expense                                                        161                    94
                                                                    -------               -------
                  Net interest income before provision for
                  loan losses                                           336                   312

Provision for loan losses                                               577                    65
                                                                    -------               -------
                   Net interest income (loss) after provision for
                   loan losses                                         (241)                  247
                                                                    -------               -------

Noninterest income
      Gain on sale of loans                                             219                    22
      Fee income                                                        190                   307
      Miscellaneous income                                              180                    50
                                                                    -------               -------
            Total non interest income                                   589                   379

Noninterest expenses
Salaries, wages, and benefits                                           315                   472
Professional and legal fees                                             127                  --
Occupancy expense                                                        49                    38
Amortization of goodwill                                                 30                    30
Other general and administrative                                        247                   388
                                                                    -------               -------
      Total noninterest expenses                                        768                   928
                                                                    -------               -------
            Operating loss                                             (420)                 (302)

Income tax expense                                                        8                  --
                                                                    -------               -------

      Loss before minority interests                                   (428)                 (302)

Loss attributable to minority interests                                  29                    13
                                                                    -------               -------

      Net loss                                                      $  (399)              $  (289)
                                                                    =======               =======

Basic and diluted net loss per share                                $  (.09)              $  (.07)
Weighted average number of common shares and
  common share equivalents, basic                                     4,367                 4,353
Weighted average number of common shares and
  common share equivalents, diluted                                   4,367                 4,353

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (Amounts in thousands)

                                                                       For the Three Months Ended
                                                                   March 31, 2001        March 31, 2000
                                                                   --------------        --------------
Cash flows from operating activities:
Net loss                                                             $  (399)                $  (289)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
      Minority interest                                                  (29)                     13
      Depreciation and amortization                                       10                       6
      Gain on sale of loans                                             (219)                    (22)
      Common stock granted in lieu of cash                                47                      24
      Provision for loan losses                                          577                      65
      Amortization/(accretion) of loan fees, net                         (28)                    154
      Amortization of goodwill                                            30                      29
      Amortization of servicing asset                                     20                      (5)
Changes in operating assets and liabilities:
      Accounts receivable                                               --                         9
      Prepaid expenses                                                  --                       (43)
      Accrued interest receivable                                         77                     (56)
      Other assets                                                       149                    (100)
      Other liabilities                                                 (431)                     77
                                                                     -------                 -------
          Net cash provided by (used in) operating activities           (196)                   (138)

Cash flows from investing activities:
      Principal payments received on available-for-sale securities        38                    --
      Purchase of available-for-sale securities                         --                      (115)
      Cash received on settlement of loan sale                         4,250                    --
      Loans originated and principal collections, net                 (1,236)                   (724)
                                                                     -------                 -------
          Net cash used in investing activities                        3,052                    (839)

Cash flows from financing activities:
      Net increase (decrease) in certificates of deposit                (942)                  1,207
      Net decrease in short term borrowings                             --                      (325)
                                                                     -------                 -------
         Net cash provided by (used in) financing activities            (942)                    882

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (Amounts in thousands)

                                                            For the Three Months Ended
                                                        March 31, 2001       March 31, 2000
                                                        --------------       --------------

Net increase (decrease) in cash and cash equivalents       1,914                    (95)

Cash and cash equivalents at beginning of period           6,162                  7,266
                                                         -------                -------

Cash and cash equivalents at end of period               $ 8,076                $ 7,171
                                                         =======                =======

Supplemental disclosure of additional cash activities:
  Cash paid for interest                                 $   134                $    15

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (All numbers except shares and per share data in thousands)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation--The  accompanying interim consolidated financial statements of WebFinancial  Corporation and its subsidiaries (the "Company") are unaudited  and  have  been  prepared  in  conformity  with the  requirements  of
Regulations  S-X  promulgated  under the  Securities  Exchange  Act of 1934,  as amended (the "Exchange Act"), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements.  Accordingly,  they do not include all of the information and footnotes required by generally  accepted  accounting
principles  for  complete  financial   statements.   The  accompanying   interim
consolidated  financial  statements  should  be read  in  conjunction  with  the
Company's  significant  accounting  policies  as  set  forth  in  Note  1 to the consolidated  financial  statements in the 2000 Annual Report on Form 10-K.  The consolidated Statement of Financial Condition at December 31, 2000 was extracted from the Company's audited  consolidated  financial  statements contained in the
2000 10-K, and does not include all disclosures  required by generally  accepted accounting principles for annual consolidated financial statements.

         In the opinion of management,  all  adjustments are comprised of normal recurring  accruals necessary for the fair presentation of the interim financial statements.  Operating  results  for the  quarter  ended  March 31, 2001 are not necessarily  indicative  of the results that may be expected for the year ending
December 31, 2001.

2.       ORGANIZATION AND RELATIONSHIPS

         The consolidated  financial statements include the financial statements
of  WebFinancial   Corporation  and  its  subsidiaries:   WebFinancial   Holding
Corporation,  a wholly owned  subsidiary  of the Company  ("Holdings"),  WebBank
("WebBank"),   Praxis  Investment  Advisers,   Inc.   ("Praxis"),   WebFinancial
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

CHANGES IN FINANCIAL CONDITION
MARCH 31, 2001 COMPARED TO DECEMBER 31, 2000

         Total assets  decreased by $1,756,000  between the two dates  primarily due to the maturity of $942,000 of certificates  of deposit at WebBank.  WebBank will continue to reduce its portfolio of brokered certificates of deposit during the  second  quarter  of 2001 if loan  demand  remains  low.  Another  change in liabilities  during the first  quarter  included a decrease of $432,000 in other liabilities  consisting  mainly of the  payment of accounts  payable  accrued at
December  31,  2000.  The  decrease  of  $353,000  in  shareholders'  equity was primarily  due to the  operating  loss  described  in  "Changes  In  Results  of
Operations."

         Significant changes in assets included a $4,448,000  reduction in other assets.  A loan that was sold under  contract  a few days  before  year-end  was settled a few days after year-end.  As a result, the amount of the loan proceeds
($4,250,000)  was recorded as a receivable as of December 31, 2000. Upon receipt of the funds, the proceeds were invested in short-term cash equivalents. Federal funds sold  increased by $2,255,000  during the first quarter  because of slower than expected loan growth.  Loans, net of deferred income and before reserve for loan losses, increased by $1,477,000 during the first quarter. The allowance for loan losses  increased by $573,000  due to  downgrades  of several  loans in the
WebBank USDA B&I portfolio.  Nonaccrual loans, which had been nonexistent in
March 2000, increased to $1,844,000 at the end of March 2001.

CHANGES IN RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Net loss after  minority  interest  increased by $110,000 for the first three months of 2000 compared to the first three months of 2001 primarily due to an increase in the  provision  for loan losses of $512,000.  This resulted in an increase in the loss per share from $.07 in the first quarter of 2000 to $.09 in the first quarter of 2001. The increase in loan loss provision resulted from the downgrade of eight existing loans and  establishment of initial reserves for two new loans at WebBank in the first quarter of 2001.

         Noninterest  income increased by $210,000 from quarter to quarter.  The gain on sale of loans  increased by $197,000 based on a guaranteed  loan sale by
WebBank in the current year.  Miscellaneous  income increased by $130,000 due to several  minor items,  including a recovery on an operating  loss from the prior year at WebBank.  Fee income  decreased  $117,000  between  quarters,  primarily because of WebBank's exit from the payday loan business and lower volumes in the private label credit card and structured settlement programs.

         Noninterest expense decreased by $160,000 between the two periods. Most of the decrease was  attributable  to a reduction in the level of  operations of
Praxis  and  Lending.  Offsetting  the  decrease,  professional  and legal  fees increased by $127,000 due to a large credit recorded at Praxis in the prior year and  relatively  large legal  billings  at WebBank in the  current  year for new product development.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001 and December 31, 2000, the Company's cash and cash equivalents  totaled $8,076,000 and $6,162,000  respectively.  Funding currently comes primarily from certificates of deposit obtained through brokers and from a
$2,500,000 federal funds purchased line with a local correspondent bank. WebBank is currently in the process of  establishing a medical  savings  account deposit program in order to secure a less expensive and more dependable source of funds.
Management believes that the Company's current cash and cash equivalent balances and expected  operating  cash flows and  available  credit lines are adequate to meet its liquidity needs through at least the next 12 months.

         The Company continues to actively seek acquisition transactions.  There can be no  assurance  that the  Company  will be able to locate or  purchase  an additional  business,  or that such  business  will be  profitable.  In order to finance  an  acquisition,  the  Company  may be  required  to  incur  or  assume indebtedness or issue securities.

RECENT DEVELOPMENTS

         On February 20, 2001,  WebBank entered into an agreement with a Florida marketing  agency to jointly provide  Medical  Savings  Accounts to companies or individuals  desiring to participate in the program.  WebBank  intends to be the depository for these  accounts,  which will be accessed via debit card.  WebBank will  receive fee income for this service and also develop a source of low cost, relatively stable deposits.

         On February 23, 2001, WebBank entered into an agreement to partner with a Texas  financial  services  provider to originate  consumer auto loans via the
Internet.  WebBank  will fund the loans  and sell  them to its  partner  without recourse. WebBank will receive fee income for participation in this program.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company  maintains an investment  portfolio and  participates  with other lenders in commercial loan programs.  Both of these activities are subject to specific  policies  that are  focused on  preserving  principal,  maintaining proper liquidity to meet operating needs, and maximizing yields.

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

         Interest  Rates.  The  Company's  earnings  may be impacted by changing interest  rates.  Changes in interest rates impact the level of loans,  deposits and  investments,  the credit profile of existing  loans,  the rates received on loans and securities and the rates paid on deposits and borrowings.  The Company attempts to minimize  interest  rate risk through  various  means  including the matching  of  interest  rate  volatility  of assets  and  liabilities.  However, significant  fluctuations  in interest  rates may have an adverse  effect on the
Company's financial condition and results of operations.

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

         Competition.  The  banking and  financial  services  businesses  in the
Company's lines of business are highly competitive. The increasingly competitive environment  is a result of changes in  regulation,  changes in  technology  and product  delivery  systems,  and the accelerating  pace of  consolidation  among
financial  service  providers.   The  results  of  the  Company  may  differ  if
circumstances affecting the nature or level of competition change.

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

                                       10

PART II  OTHER INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)         Exhibits
                     See exhibit index immediately following the signature page.

         (b)         Reports on Form 8-K during the quarter
                     None.

                                       11

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 11, 2001                        WEBFINANCIAL CORPORATION

                                           By:  /s/ Warren G. Lichtenstein
                                                -----------------------------
                                                Warren G. Lichtenstein
                                                President and Chief Executive
                                                Officer

                                           By:  /s/ Glen M. Kassan
                                                -----------------------------
                                                Glen M. Kassan
                                                Vice President and Chief
                                                Financial Officer

                                       12

                                  EXHIBIT INDEX

11          Statement Regarding Computation of Net Loss Per Share