Form 10-K/A
period 2000-12-31
WEBFINANCIAL CORP
filed 2001-06-08
CIK 85149

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
of operations of the Company.

            On December 3, 1999, the SEC staff issued Staff Accounting  Bulletin
("SAB")  No. 101,  Revenue  Recognition  in  Financial  Statements.  SAB No. 101
summarizes   certain  of  the  staff's  views  in  applying  generally  accepted accounting  principles  to revenue  recognition  in  financial  statements.  The
Company began to implement the guidance of SAB No. 101 in the fourth  quarter of fiscal 2000.  The adoption of SAB No. 101 did not have a material  effect on the financial position or results of operations of the Company.

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

Date: June 7, 2001                            WebFinancial Corporation

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
                                                                          =======             =======             =======

                                   (continued)

                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
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

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:

On December 3, 1999, the SEC staff issued Staff Accounting  Bulletin ("SAB") No.
101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the staff's views in applying  generally  accepted  accounting  principles to revenue recognition in financial statements.  The Company began to implement the guidance of SAB No. 101 in the fourth  quarter of fiscal  2000.  The adoption of
SAB No. 101 did not have a material effect on the financial  position or results
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

