Form 10-Q
period 2001-06-30
WEBFINANCIAL CORP
filed 2001-08-10
CIK 85149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X)      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

                  As of August 10, 2001, 4,366,866 shares of the issuer's Common
         Stock,   $.001  par  value  (the   "Common   Stock")  were  issued  and
         outstanding.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                          PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Financial Condition
         June 30, 2001 (unaudited) and December 31, 2000                   2

         Consolidated Statements of Operations
         for the three months ended June 30, 2001 and 2000 (unaudited)     4

         Consolidated Statements of Operations
         for the six months ended June 30, 2001 and 2000 (unaudited)       5

         Consolidated Statements of Cash Flow
         for the six months ended June 30, 2001 and 2000 (unaudited)       6

         Notes to Consolidated Financial Statements (unaudited)            8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       11

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 12

Signatures                                                                13

PART I  FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands except per share data)

                                                                     JUNE 30, 2001   DECEMBER 31, 2000
                                                                     -------------   -----------------
                                                                       (UNAUDITED)
                  ASSETS
Cash and due from banks                                                  $ 5,182          $ 6,086
Federal funds sold                                                          --                 76
                                                                         -------          -------
      Total cash and cash equivalents                                      5,182            6,162

Investment securities
       Held-to-maturity (estimated fair value $31 and $32
            at June 30, 2001 and December 31, 2000)                           30               32
       Available-for-sale                                                    391              463
                                                                         -------          -------
            Total investment securities                                      421              495

Loans, net of deferred income                                             12,630           12,131
Less allowance for loan loss                                               1,837            1,077
                                                                         -------          -------
            Total loans, net                                              10,793           11,054

Premises and equipment,
        net of accumulated depreciation and amortization                     100              110
Accrued interest receivable                                                  106              113
Goodwill, net of accumulated
        amortization of $335 in 2001 and $276 in 2000                      1,439            1,498
Other assets                                                                 925            5,363
                                                                         -------          -------

                                                                         $18,966          $24,795
                                                                         =======          =======

        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Non interest-bearing demand                                      $   250          $   250
        Certificates of deposit                                            5,316            9,882
                                                                         -------          -------
            Total deposits                                                 5,566           10,132
        Other borrowings                                                     186             --
        Other liabilities                                                    155              779
                                                                         -------          -------
            Total liabilities before minority interests                    5,907           10,911

   Commitments and contingencies                                            --               --

   Minority interests                                                        405              460

                                                                        (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
                  (Amounts in thousands except per share data)

                                                           JUNE 30, 2001  DECEMBER 31, 2000
                                                           -------------  -----------------
                                                            (UNAUDITED)
Stockholders' Equity
   Preferred stock, 10,000,000 shares authorized,
      none issued                                                  --                 --
   Common stock, 50,000,000 shares authorized;
      $.001 par value, 4,366,866 and 4,354,280 shares issued
      and outstanding at June 30, 2001 and
      December 31, 2000, respectively                               4                  4
   Paid-in capital                                             36,606             36,559
   Accumulated other comprehensive loss                            (1)              --
   Accumulated deficit                                        (23,955)           (23,139)
                                                             --------           --------
      Total stockholders' equity                               12,654             13,424
                                                             --------           --------
                                                             $ 18,966           $ 24,795
                                                             ========           ========

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Amounts in thousands except per share amounts)

                                                              FOR THE THREE MONTHS ENDED
                                                          JUNE 30, 2001      JUNE 30, 2000
                                                          -------------      -------------
Interest income
      Interest and fees on loans                             $   339            $   388
      Interest on cash equivalents                                73                126
      Interest on federal funds sold                              16               --
      Interest on investment securities                            9                 10
                                                             -------            -------
            Total interest income                                437                524

Interest expense                                                 113                213
                                                             -------            -------
                  Net interest income before provision for
                  loan losses                                    324                311

Provision for loan losses                                        289                200
                                                             -------            -------
                   Net interest income after provision for
                   loan losses                                    35                111
                                                             -------            -------

Noninterest income
      Gain on sale of loans                                     --                  560
      Fee income                                                 142                445
      Miscellaneous income                                       170                389
                                                             -------            -------
            Total noninterest income                             312              1,394

Noninterest expenses
      Salaries, wages, and benefits                              286                468
      Professional and legal fees                                161                151
      Occupancy expense                                           49                 53
      Amortization of goodwill                                    29                 30
      Other general and administrative                           265                306
                                                             -------            -------
            Total noninterest expenses                           790              1,008
                                                             -------            -------
                  Operating income (loss)                       (443)               497

Income tax expense                                              --                 --
                                                             -------            -------

      Income (loss) before minority interests                   (443)               497

(Income) loss attributable to minority interests                  26                (48)
                                                             -------            -------

      Net income (loss)                                      $  (417)           $   449
                                                             =======            =======

Basic and diluted net income (loss) per share                $  (.10)           $   .10
Weighted average number of common shares and
  common share equivalents, basic                              4,367              4,354
Weighted average number of common shares and
  common share equivalents, diluted                            4,367              4,368

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (Amounts in thousands except per share amounts)

                                                                        FOR THE SIX MONTHS ENDED
                                                                   JUNE 30, 2001     JUNE 30, 2000
                                                                   -------------     -------------
Interest income
      Interest and fees on loans                                    $   735          $   682
      Interest on cash equivalents                                      142              223
      Interest on federal funds sold                                     41             --
      Interest on investment securities                                  16               51
                                                                    -------          -------
            Total interest income                                       934              956

Interest expense                                                        274              306
                                                                    -------          -------
                  Net interest income before provision for
                  loan losses                                           660              650

Provision for loan losses                                               866              265
                                                                    -------          -------
                   Net interest income (loss) after provision for
                   loan losses                                         (206)             385
                                                                    -------          -------

Noninterest income
      Gain on sale of loans                                             219              560
      Fee income                                                        332              783
      Miscellaneous income                                              350              411
                                                                    -------          -------
            Total noninterest income                                    901            1,754

Noninterest expenses
      Salaries, wages, and benefits                                     601              941
      Professional and legal fees                                       288              315
      Occupancy expense                                                  98               94
      Amortization of goodwill                                           59               59
      Other general and administrative                                  512              534
                                                                    -------          -------
            Total noninterest expenses                                1,558            1,943
                                                                    -------          -------
                  Operating income (loss)                              (863)             196

Income tax expense                                                        8             --
                                                                    -------          -------

      Income (loss) before minority interests                          (871)             196

Loss (income) attributable to minority interests                         55              (35)
                                                                    -------          -------

      Net income (loss)                                             $  (816)         $   161
                                                                    =======          =======

Basic and diluted net income (loss) per share                       $  (.19)         $   .04
Weighted average number of common shares and
  common share equivalents, basic                                     4,367            4,349
Weighted average number of common shares and
  common share equivalents, diluted                                   4,367            4,429

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (Amounts in thousands)

                                                                            FOR THE SIX MONTHS ENDED
                                                                     JUNE 30, 2001       JUNE 30, 2000
                                                                     -------------       -------------
Cash flows from operating activities:
Net income (loss)                                                    $   (816)            $    161
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
      Minority interest                                                   (55)                  35
      Depreciation and amortization                                        22                   28
      Gain on sale of loans                                              (219)                (560)
      Common stock granted in lieu of cash                                 47                   25
      Provision for loan losses                                           866                  265
      Amortization/(accretion) of loan fees, net                          (47)                   5
      Amortization of goodwill                                             59                   59
      Amortization of servicing asset                                      42                   33
Changes in operating assets and liabilities:
      Accounts receivable                                                --                     14
       Prepaid expenses                                                  --                    142
       Accrued interest receivable                                          7                 (180)
       Other assets                                                       146                 (385)
       Other liabilities                                                 (624)               1,085
                                                                     --------             --------
          Net cash provided by (used in) operating activities            (572)                 727

Cash flows from investing activities:
      Principal payments received on held-to-maturity securities            2                  219
      Principal payments received on available-for-sale securities         71                 --
      Purchase of available-for-sale securities                          --                    (26)
      Purchase of property and equipment                                  (12)                 (61)
      Reduction of minority interest                                     --                     35
      Cash received on settlement of loan sale                          4,250                 --
      Loans originated and principal collections, net                    (339)              (4,782)
                                                                     --------             --------
          Net cash provided by (used in) investing activities           3,972               (4,615)

Cash flows from financing activities:
      Net increase (decrease) in certificates of deposit               (4,566)              15,494
      Net increase (decrease) in short term borrowings                    186               (1,100)
                                                                     --------             --------
         Net cash provided by (used in) financing activities           (4,380)              14,394

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (Amounts in thousands)

                                                           FOR THE SIX MONTHS ENDED
                                                       JUNE 30, 2001     JUNE 30, 2000
                                                       -------------     -------------

Net increase (decrease) in cash and cash equivalents        (980)           10,506

Cash and cash equivalents at beginning of period           6,162             7,266
                                                         -------           -------

Cash and cash equivalents at end of period               $ 5,182           $17,772
                                                         =======           =======

Supplemental disclosure of additional cash activities:
      Cash paid for interest                             $   419           $   213
      Cash paid for income taxes                         $     8           $  --

Noncash investing and financing activities:
      At  June  30,   2001,   the   Company  had  a  net   unrealized   loss  on
available-for-sale   securities  of  $1.  As  a  result,  an  accumulated  other comprehensive loss of $1 was recorded in the stockholders' equity section of the consolidated statements of financial condition at June 30, 2001.

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (All numbers except shares and per share data in thousands)

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Basis  of   Presentation--The   accompanying   interim  consolidated
financial  statements of  WebFinancial  Corporation  and its  subsidiaries  (the
"Company")  are  unaudited  and  have  been  prepared  in  conformity  with  the requirements of Regulation S-X promulgated under the Securities  Exchange Act of
1934, as amended (the "Exchange Act"),  particularly  Rule 10-01 thereof,  which governs the presentation of interim financial statements.  Accordingly,  they do not include all of the information and footnotes  required by generally accepted accounting  principles  for  complete  financial  statements.  The  accompanying interim consolidated financial statements should be read in conjunction with the
Company's  significant  accounting  policies  as  set  forth  in  Note  1 to the consolidated  financial  statements in the Company's  Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 10-K").  The consolidated
Statement of Financial  Condition  at December 31, 2000 was  extracted  from the
Company's audited consolidated  financial statements contained in the 2000 10-K, and does not include all disclosures  required by generally accepted  accounting principles for annual consolidated financial statements.

            In the opinion of  management,  all  adjustments  are  comprised  of normal  recurring  accruals  necessary for the fair  presentation of the interim financial statements.  Operating results for the quarter ended June 30, 2001 are not  necessarily  indicative  of the results  that may be expected  for the year ending December 31, 2001.

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

CHANGES IN FINANCIAL CONDITION
JUNE 30, 2001 COMPARED TO DECEMBER 31, 2000

            Total  assets  decreased  by  $5,829,000  between  the two dates due primarily to a $4,438,000  reduction in other assets. The large balance in other assets at December 31, 2000  resulted from a loan that was sold by WebBank under contract a few days before  year-end and was settled a few days after  year-end.
Loans,  net of deferred income and before reserve for loan losses,  increased by
$499,000 during the first six months. The allowance for loan losses increased by
$760,000  due to  downgrades  of  several  loans  in the  WebBank  USDA  B&I portfolio.  Nonaccrual  loans,  those  for  which  interest  income is not being recorded  and which  are  included  in loans,  net of  deferred  income,  on the consolidated  statements of financial  condition,  increased from $0 at December
31, 2000 to $2,315,000 at June 30, 2001.

            Total  liabilities  decreased  by  $5,004,000  between the two dates primarily  due to the  maturity  of  $4,566,000  of  certificates  of deposit at
WebBank that were not renewed because of decreased loan activity. Another change in  liabilities  during  the first six months of 2001  included  a  decrease  of
$624,000  in other  liabilities  consisting  mainly of the  payment of  accounts payable and taxes  payable that were accrued at December 31, 2000.  The decrease of $770,000 in stockholders'  equity was primarily due to the operating loss for the first six months of 2001 described in "Changes In Results of Operations."

CHANGES IN RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

            The net loss for the  quarter  ended June 30,  2001 was  $417,000 or
$.10 per share compared to net income of $449,000 or $.10 per share for the same period in 2000.

            Net interest  income after  provision  for loan losses  decreased by
$76,000  between the two periods.  Most of the  difference was due to an $89,000 increase in the provision for loan losses.

            Noninterest  income decreased by $1,082,000 between the two periods.
Tightened  credit standards at WebBank resulted in a decrease in new loan volume and a  corresponding  decrease in gain on sale of loans of $560,000.  Fee income declined by $303,000 due in large part to the discontinuance of WebBank's payday
lending   program  and  the  loss  of  a  WebBank   private  label  credit  card
relationship.  Miscellaneous income decreased by $219,000 primarily because of a one-time loan securitization fee of $383,000 earned by WebBank in 2000.

            Noninterest  expense  decreased by $217,000 between the two periods.
The salary,  wages,  and  benefits  expense  reduction  of  $182,000  was mostly attributable  to a  reduction  in  the  level  of  staffing  at  Lending.  Other noninterest expenses stayed relatively steady.

CHANGES IN RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

            The net loss for the six months  ended June 30, 2001 was $816,000 or
$.19 per share compared to net income of $161,000 or $.04 per share for the same period in 2000.

            Net interest  income after  provision  for loan losses  decreased by
$591,000  between the two periods.  Most of the difference was due to a $601,000 increase in the provision for loan losses.

                Noninterest   income  decreased  by  $853,000  between  the  two
periods. The gain on sale of loans decreased by $341,000 due to tightened credit
standards.   Fee  income   declined  by  $451,000  due  in  large  part  to  the
discontinuance  of WebBank's  payday  lending  program and the loss of a WebBank private  label  credit card  relationship.  Miscellaneous  income  decreased  by
$61,000  primarily  because of a one-time  loan  securitization  fee of $383,000 earned by WebBank in 2000.

                Noninterest  expense  decreased  by  $385,000  between  the  two periods.  A $340,000  decrease in  salaries,  wages,  and  benefits  expense was primarily attributable to a reduction in the level of staffing at Lending.

LIQUIDITY AND CAPITAL RESOURCES

            At of June 30, 2001 and December 31, 2000,  the  Company's  cash and cash  equivalents  totaled  $5,182,000  and  $6,162,000,  respectively.  Funding currently comes primarily from  certificates of deposit obtained through brokers and from a $2,500,000  federal funds  purchased line with a local  correspondent bank.  WebBank is currently  developing a program to secure a less expensive and more  dependable  source of funds  than the  brokered  certificates  of  deposit provide. Management believes that the Company's current cash and cash equivalent balances  and  expected  operating  cash flows and  available  credit  lines are adequate to meet its liquidity needs through at least the next 12 months.

                The Company continues to actively seek acquisition transactions.
There can be no assurance that the Company will be able to acquire an additional business,  or that such  business  will be  profitable.  In order to  finance an acquisition,  the Company may be  required  to incur or assume  indebtedness  or issue securities.

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

                                       10

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

                                       11

PART II  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits
                  See exhibit index immediately following the signature page.

            (b)   Reports on Form 8-K during the quarter
                  None.

                                       12

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 10, 2001            WEBFINANCIAL CORPORATION

                                  By:  /s/ Warren G. Lichtenstein
                                       --------------------------
                                       Warren G. Lichtenstein
                                       President and Chief Executive Officer

                                  By:  /s/ Glen M. Kassan
                                       --------------------------
                                       Glen M. Kassan
                                       Vice President and Chief Financial Officer

                                       13

                                  EXHIBIT INDEX

11          Statement Regarding Computation of Net Loss Per Share