Form 10-Q
period 2001-09-30
WEBFINANCIAL CORP
filed 2001-11-13
CIK 85149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
     (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 2001

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

            As of November 13, 2001, 4,366,866 shares of the issuer's Common
Stock, $.001 par value (the "Common Stock") were issued and outstanding.

                                Table of Contents

                                                                        Page No.
                                                                        --------

                          Part I Financial Information

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Financial Condition
         September 30, 2001 (unaudited) and December 31, 2000                 2

         Consolidated Statements of Operations
         for the three months ended September 30, 2001 and 2000 (unaudited)   4

         Consolidated Statements of Operations
         for the nine months ended September 30, 2001 and 2000 (unaudited)    5

         Consolidated Statements of Cash Flow
         for the nine months ended September 30, 2001 and 2000 (unaudited)    6

         Notes to Consolidated Financial Statements (unaudited)               8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          11

                         Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    12

Signatures                                                                   13

PART I  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands except per share data)

                                                           September 30, 2001   December 31, 2000
                                                           ------------------   -----------------
                                                             (unaudited)
                             Assets
Cash and due from banks                                        $ 5,028               $ 6,086
Federal funds sold                                                --                      76
                                                               -------               -------
      Total cash and cash equivalents                            5,028                 6,162

Investment securities
       Held-to-maturity (estimated fair value $28 and $32
            at September 30, 2001 and December 31, 2000)            27                    32
       Available-for-sale                                          334                   463
                                                               -------               -------
            Total investment securities                            361                   495

Loans, net of deferred income and fees                          13,059                12,131
Less allowance for loan loss                                     1,981                 1,077
                                                               -------               -------
            Total loans, net                                    11,078                11,054

Premises and equipment,
        net of accumulated depreciation and amortization            87                   110
Accrued interest receivable                                         94                   113
Goodwill, net of accumulated
        amortization of $365 in 2001 and $276 in 2000            1,409                 1,498
Other assets                                                     1,075                 5,363
                                                               -------               -------

                                                               $19,132               $24,795
                                                               =======               =======

Liabilities and Stockholders' Equity
Deposits:
        Non interest-bearing demand                            $    75               $   250
        Interest-bearing:
            Savings and money market                                 9                  --
            Certificates of deposit                              5,219                 9,882
                                                               -------               -------
                  Total deposits                                 5,303                10,132
        Other borrowings                                           841                  --
        Other liabilities                                          264                   779
                                                               -------               -------
            Total liabilities before minority interests          6,408                10,911

Commitments and contingencies                                     --                    --

Minority interests                                                 388                   460

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
                  (Amounts in thousands except per share data)

                                                                  September 30, 2001  December 31, 2000
                                                                  ------------------  -----------------
                                                                    (unaudited)
 Stockholders' Equity
      Preferred stock, 10,000,000 shares authorized, none issued       --                     --
      Common stock, 50,000,000 shares authorized;
         $.001 par value, 4,366,866 and 4,354,280 shares issued
         and outstanding at September 30, 2001 and
         December 31, 2000, respectively                                  4                      4
      Paid-in capital                                                36,606                 36,559
      Accumulated other comprehensive loss                               (1)                  --
      Accumulated deficit                                           (24,273)               (23,139)
                                                                   --------               --------
            Total stockholders' equity                               12,336                 13,424
                                                                   --------               --------
                                                                   $ 19,132               $ 24,795
                                                                   ========               ========

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                                For the Three Months Ended
                                                                        September 30, 2001      September 30, 2000
                                                                        ------------------      ------------------
Interest income
      Interest and fees on loans                                            $   260                  $   509
      Interest on cash equivalents                                               45                      143
      Interest on federal funds sold                                              1                     --
      Interest on investment securities                                           8                      116
                                                                            -------                  -------
            Total interest income                                               314                      768

Interest expense                                                                 66                      298
                                                                            -------                 --------
                  Net interest income before provision for
                  loan losses                                                   248                      470

Provision for loan losses                                                        49                      163
                                                                            -------                 --------
                   Net interest income after provision for
                   loan losses                                                  199                      307
                                                                            -------                 --------

Noninterest income
      Gain on sale of loans                                                    --                        365
      Fee income                                                                 90                      476
      Miscellaneous income                                                      104                      126
                                                                            -------                 --------
            Total noninterest income                                            194                      967

Noninterest expenses
      Salaries, wages, and benefits                                             319                      482
      Professional and legal fees                                               144                      130
      Occupancy expense                                                          50                       48
      Amortization of goodwill                                                   30                       30
      Other general and administrative                                          182                      298
                                                                            -------                 --------
            Total noninterest expenses                                          725                      988
                                                                            -------                 --------
                  Operating income (loss)                                      (332)                     286

Income tax expense                                                                3                     --
                                                                            -------                 --------

      Income (loss) before minority interests                                  (335)                     497

Loss attributable to minority interests                                          17                     --
                                                                            -------                 --------

      Net income (loss)                                                     $  (318)                 $   286
                                                                            =======                 ========

Basic and diluted net income (loss) per share                               $  (.07)                 $  . 07
Weighted average number of common shares and
  common share equivalents, basic                                             4,367                    4,354
Weighted average number of common shares and
  common share equivalents, diluted                                           4,367                    4,386

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                                   For the Nine Months Ended
                                                                          September 30, 2001       September 30, 2000
                                                                          ------------------       ------------------
Interest income
      Interest and fees on loans                                            $   995                   $ 1,199
      Interest on cash equivalents                                              187                       347
      Interest on federal funds sold                                             42                      --
      Interest on investment securities                                          24                       175
                                                                            -------                   -------
            Total interest income                                             1,248                     1,721

Interest expense                                                                340                       601
                                                                            -------                   -------
                  Net interest income before provision for
                  loan losses                                                   908                     1,120

Provision for loan losses                                                       915                       428
                                                                            -------                   -------
                   Net interest income (loss) after provision for
                   loan losses                                                   (7)                      692
                                                                            -------                   -------

Noninterest income
      Gain on sale of loans                                                     219                       924
      Fee income                                                                422                     1,149
      Miscellaneous income                                                      454                       655
                                                                            -------                   -------
            Total noninterest income                                          1,095                     2,728

Noninterest expenses
      Salaries, wages, and benefits                                             920                     1,423
      Professional and legal fees                                               432                       445
      Occupancy expense                                                         148                       142
      Amortization of goodwill                                                   89                        88
      Other general and administrative                                          694                       844
                                                                            -------                   -------
            Total noninterest expenses                                        2,283                     2,942
                                                                            -------                   -------
                  Operating income (loss)                                    (1,195)                      478

Income tax expense                                                               11                      --
                                                                            -------                   -------

      Income (loss) before minority interests                                (1,206)                      478

Loss (income) attributable to minority interests                                 72                       (53)
                                                                            -------                   -------

      Net income (loss)                                                     $(1,134)                  $   425
                                                                            =======                   =======

Basic net income (loss) per share                                           $  (.26)                  $   .10
Diluted net income (loss) per share                                         $  (.26)                  $   .09
Weighted average number of common shares and
  common share equivalents, basic                                             4,367                     4,354
Weighted average number of common shares and
  common share equivalents, diluted                                           4,367                     4,696

           See accompanying notes to consolidated financial statements

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                             (Amounts in thousands)

                                                                      For the Nine Months Ended
                                                                 September 30, 2001     September 30, 2000
                                                                 ------------------     ------------------
Cash flows from operating activities:
Net income (loss)                                                    $(1,134)               $   425
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
      Minority interests                                                 (72)                    53
      Depreciation and amortization                                       35                     40
      Gain on sale of loans                                             (219)                   924
      Common stock granted in lieu of cash                                47                     46
      Provision for loan losses                                          915                    428
      Amortization/(accretion) of loan income and fees, net              (70)                    48
      Amortization of goodwill                                            89                     88
      Amortization of servicing assets                                    62                    (64)
Changes in operating assets and liabilities:
      Accounts receivable                                               --                       14
       Prepaid expenses                                                 --                       17
       Accrued interest receivable                                        19                   (239)
       Other assets                                                      (24)                (2,913)
       Other liabilities                                                (515)                 1,617
                                                                     -------                -------
          Net cash provided by (used in) operating activities           (867)                   484

Cash flows from investing activities:
      Principal payments received on held-to-maturity securities           5                   --
      Principal payments received on available-for-sale securities       128                      4
      Purchase of available-for-sale securities                         --                   (5,487)
      Purchase of property and equipment                                 (12)                   (58)
      Reduction of minority interest                                    --                       34
      Cash received on settlement of loan sale                         4,250                   --
      Loans originated and principal collections, net                   (650)                (2,989)
                                                                     -------                -------
          Net cash provided by (used in) investing activities          3,721                 (8,496)

Cash flows from financing activities:
      Net increase (decrease) in noninterest bearing deposits           (175)                  --
      Net increase (decrease) in savings and money market deposits         9                   --
      Net increase (decrease) in certificates of deposit              (4,663)                 9,315
      Net increase (decrease) in short term borrowings                   841                 (1,100)
                                                                     -------                -------
         Net cash provided by (used in) financing activities          (3,988)                 8,215

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                             (Amounts in thousands)

                                                                       For the Nine Months Ended
                                                            September 30, 2001          September 30, 2000
                                                            ------------------          ------------------

Net increase (decrease) in cash and cash equivalents              (1,134)                          203

Cash and cash equivalents at beginning of period                   6,162                         7,266
                                                                 -------                       -------

Cash and cash equivalents at end of period                       $ 5,028                       $ 7,469
                                                                 =======                       =======

Supplemental disclosure of additional cash activities:
      Cash paid for interest                                     $   501                       $   333
      Cash paid for income taxes                                 $    11                       $  --

Noncash investing and financing activities:
      At September 30, 2001, the Company had a net unrealized loss on available-for-sale securities of $1. As a result, an accumulated other comprehensive loss of $1 was recorded in the stockholders' equity section of the consolidated statements of financial condition at September 30, 2001.

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
           (All numbers except shares and per share data in thousands)

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Basis of Presentation--The accompanying interim consolidated financial statements of WebFinancial Corporation and its subsidiaries (the
"Company") are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of
1934, as amended (the "Exchange Act"), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The accompanying interim consolidated financial statements should be read in conjunction with the Company's significant accounting policies as set forth in Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 2000 (the "2000 10-K"). The consolidated Statement of Financial
Condition at December 31, 2000 was extracted from the Company's audited consolidated financial statements contained in the 2000 10-K, and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

            In the opinion of management, all adjustments are comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements. Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations

                The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto presented elsewhere herein.

CHANGES IN RESULTS OF OPERATIONS
Three Months Ended September 30, 2001 Compared to Three Months Ended
September 30, 2000

                The net loss for the quarter ended September 30, 2001 was
$318,000 or $(.07) per share compared to net income of $286,000 or $.07 per share for the same period in 2000.

                Net interest income after provision for loan losses decreased by
$108,000 between the two periods primarily due to decreased loan activity. An increase in nonaccrual loans and falling interest rates in 2001, partially offset by a $114,000 decrease in provision for loan losses, generated the decline in net interest income.

                Noninterest income decreased by $773,000 between the two
periods. Tightened credit standards at WebBank resulted in a decrease in new loan volume and a corresponding decrease in gain on sale of loans of $365,000.
Fee income declined by $386,000 due in large part to the discontinuance of
WebBank's payday lending program and the loss of a WebBank private label credit card relationship. Fee income was enhanced by the addition of new student loan and medical savings account programs begun in the third quarter of 2001.

                Noninterest expense decreased by $263,000 between the two
periods. The salary, wages, and benefits expense reduction of $163,000 was mostly attributable to the lack of a bonus accrual in 2001.

CHANGES IN RESULTS OF OPERATIONS
Nine Months Ended September 30, 2001 Compared to Nine Months Ended
September 30, 2000

                The net loss for the nine months ended September 30, 2001 was
$1,134,000 or $(.26) per share on a basic and diluted basis compared to net income of $425,000 or $.10 and $.09 per share on a basic and diluted basis, respectively, for the same period in 2000.

                Net interest income after provision for loan losses decreased by
$699,000 between the two periods. Most of the difference was due to a $487,000 increase in the provision for loan losses.

                Noninterest income decreased by $1,633,000 between the two periods. The gain on sale of loans decreased by $705,000 due to tightened credit standards. Fee income declined by $727,000 due in large part to the discontinuance of WebBank's payday lending program and the loss of a WebBank private label credit card relationship. Miscellaneous income decreased by
$201,000 primarily because of a one-time loan securitization fee of $383,000 earned by WebBank in 2000.

                Noninterest expense decreased by $659,000 between the two
periods. A $503,000 decrease in salaries, wages, and benefits expense was primarily attributable to a reduction in the level of staffing at Lending and lack of a bonus accrual at WebBank in 2001.

CHANGES IN FINANCIAL CONDITION
September 30, 2001 Compared to December 31, 2000

                Total assets decreased by $5,663,000 between the two dates due primarily to a $4,288,000 reduction in other assets. The large balance in other assets at December 31, 2000 resulted from a loan that was sold by WebBank under contract a few days before year-end and was settled a few days after year-end.
The allowance for loan losses increased by $904,000 due to downgrades of several loans in the WebBank USDA B&I portfolio. Nonaccrual loans on the consolidated statements of financial condition, those for which interest income is not being recorded and which are included in loans, net of deferred income, increased from
$0 at December 31, 2000 to $2,311,000 at September 30, 2001.

                Total liabilities before minority interests decreased by
$4,503,000 between the two dates primarily due to the maturity of $4,663,000 of certificates of deposit at WebBank that were not renewed because of decreased loan activity. Other liabilities decreased during the first nine months of 2001 by $515,000 primarily due to the payment of accounts payable and taxes payable that were accrued at December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

                Liquidity generally comes from either short-term assets such as cash or funding sources such as borrowings. At September 30, 2001 and December
31, 2000, the Company's cash and cash equivalents totaled $5,028,000 and
$6,162,000, respectively. Funding for the Company is obtained primarily from
WebBank certificates of deposit obtained through brokers and from a WebBank
$2,500,000 federal funds purchased line with a local correspondent bank. WebBank is currently developing a program to secure a less expensive and more dependable source of funds than the brokered certificates of deposit provide. Management believes that the Company's current cash and cash equivalent balances, expected operating cash flows, and available credit lines are adequate to meet its liquidity needs through at least the next 12 months.

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

Date:  November 13, 2001        WebFinancial Corporation

                               By:  /s/ Warren G. Lichtenstein
                                    ----------------------------------------
                                    Warren G. Lichtenstein
                                    President and Chief Executive Officer

                               By:  /s/ Glen M. Kassan
                                    ----------------------------------------
                                    Glen M. Kassan
                                    Vice President and Chief Financial Officer

                                       13

                                  EXHIBIT INDEX

11          Statement Regarding Computation of Net Loss Per Share