Form 10-K
period 2001-12-31
WEBFINANCIAL CORP
filed 2002-03-29
CIK 85149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

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
(Address and zip code of                              including area code)
principal executive offices)

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

                                 Yes [X] No [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

            Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [X] No [ ]

            Based upon the closing price of the registrant's Common Stock, $.001 par value (the "Common Stock") on March 15, 2002, the aggregate market value of the 2,394,768 shares of Common Stock held by non-affiliates of the issuer was
$4,909,274. Solely for the purposes of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

            As of March 15, 2002, 4,366,866 shares of the registrant's Common
Stock, were issued and outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE
                        -----------------------------------
                                      None

                                TABLE OF CONTENTS

                                       PART I                           Page No.
                                                                        --------

Item 1.     Business                                                        1

Item 2.     Properties                                                      3

Item 3.     Legal Proceedings                                               3

Item 4.     Submission of Matters to a Vote of Security Holders             3

                                     PART II

Item 5.     Market for Registrant's Common Equity and
              Related Stockholder Matters                                   4

Item 6.     Selected Financial Data                                         5

Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 6

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk      9

Item 8.     Financial Statements and Supplementary Data                    10

Item 9.     Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure                          10

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant             11

Item 11.    Executive Compensation                                         14

Item 12.    Security Ownership of Certain Beneficial
              Owners and Management                                        15

Item 13.    Certain Relationships and Related Transactions                 16

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                                      17

Signatures                                                                 18

PART I

Item 1. Business

Overview

            WebFinancial Corporation (formerly Rose's Holdings, Inc.), a
Delaware corporation (the "Company"), was incorporated in 1997 to act as a holding company for Rose's Stores, Inc., an operator of general merchandise discount stores ("Stores").

            On September 5, 1993, Stores filed a voluntary petition for Relief under Chapter 11, Title 11 of the United States Bankruptcy Code in the United
States Bankruptcy Court for the Eastern District of North Carolina (the
"Bankruptcy Court"). The Stores Modified and Restated First Amended Joint Plan
of Reorganization (the "Plan") was approved by an Order of the Bankruptcy Court on April 24, 1995. On April 28, 1995, the Plan became effective.

            In August 1997, Stores was reorganized into a holding company structure and became a wholly owned subsidiary of the Company. On December 2,
1997, the Company consummated the sale of all of the outstanding capital stock of Stores (the "Sale") to Variety Wholesalers, Inc. ("Variety") pursuant to a stock purchase agreement, dated October 24, 1997 (the "Stock Purchase
Agreement"). The total purchase price for the Sale was $19,200,000. The proceeds of the Sale, net of certain transaction, closing, and other costs, were
$15,331,000.

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

            On August 31, 1998, the Company formed Praxis Investment Advisers,
Inc., a Delaware corporation ("Praxis"), that together with Holdings and Andrew
Winokur, the holder of the 10% of Praxis not owned by the Company, entered into a management agreement (the "Management Agreement"). The Management Agreement
provided that Praxis may make recommendations to and consult with the management and board of directors of WebBank about the deployment of WebBank's capital, the development of its business lines, its acquisition of assets and its distributions to its stockholders. During 2000 and 2001, the Company significantly reduced the level of operations at Praxis.

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

Description of Business

            The Company, through its subsidiaries, operates in niche banking markets. WebBank provides commercial and consumer specialty finance transactions utilizing, in some cases, U.S. Government credit enhancement. The benefits of
WebBank's special charter allow it to "export" Utah's regulatory environment
(interest rates, late charges, and prepayment fees, etc.) to forty-eight other states. WebBank is a small, business oriented institution that is FDIC insured and examined and regulated by the State of Utah Department of Financial
Institutions. The business plan of WebBank represents a non-traditional approach to growing within the context of the regulatory standards of safety and soundness. Prudent

business goals and protection of WebBank's charter are the key elements of the
Company's business strategy for WebBank. Pursuant to this strategy, WebBank has focused on several lines of business as described below:

            CREDIT CARD processing is a highly competitive product and service that WebBank is actively pursuing. WebBank offers customized and rapid service within Utah's favorable banking environment. WebBank is issuing private label credit cards for part of the recreation vehicle division of a large multinational company. WebBank has also contracted with a third party to provide general purpose credit cards on a nationwide basis.

            PRIVATE LABEL STUDENT LENDING is an alternative to federally subsidized student loan programs. WebBank provides funding to the students and sells the loans to a third party shortly after origination.

            ACCOUNTS RECEIVABLE FACTORING is a form of collateral-based commercial lending in which commercial borrowers use the value of their receivables as collateral to secure financing. The funding is then repaid through the collection of the receivable by the lender. WebBank is engaged in accounts receivable factoring utilizing a servicing company in Maryland. This line of business was begun by WebBank in January 2002.

            ELECTIVE MEDICAL TREATMENT LENDING is a form of unsecured consumer lending that allows customers to finance elective surgery or other treatments not covered under traditional health insurance plans. WebBank has contracted with a third party to purchase the loans shortly after origination. This line of business was begun by WebBank in February 2002.

            AUTOMOBILE FINANCING VIA THE INTERNET is a relatively new method for financing new and used vehicles to consumers. WebBank has contracted with a national finance company to fund such loans, which will be sold shortly after origination to the finance company.

            USDA BUSINESS AND INDUSTRY (B&I) LENDING is a commercial loan product 70% to 90% guaranteed by the full faith and credit of the Federal government. The loan program is administered by the United States Department of
Agriculture to assist businesses located in rural areas (under 50,000 population) to promote industrial modernization and job creation.

            STRUCTURED SETTLEMENT LENDING is a form of secured lending that gives customers the opportunity to cash-in long-term annuities or payment streams that are subjects of financial settlements to allow the owners of such settlements access to the current value of their award. This program is a fee-for-service oriented business in which the entire purchased cash stream is sold to a third party shortly after the purchase. This line of business was discontinued by WebBank in December 2001.

            PAYDAY ADVANCE LENDING is a form of lending that provides high returns to the lender through fees for cashing borrowers' checks. WebBank provided fee based processing services to three lenders under this program in
2000 and one lender in 2001. This line of business was discontinued by WebBank in April 2001.

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
WebBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that, as of December 31, 2001, WebBank meets all capital adequacy requirements to which it is subject.

Employment

            As of March 15, 2002, the Company had 8 employees, all of whom were full-time employees. The Company believes that its employee relations are satisfactory.

Item 2.  Properties

            The Company occupies 832 square feet of office space located at 150
East 52nd Street, New York, New York, 10022, pursuant to a Management Agreement with Steel Partners Services, Ltd., an affiliate of the Company. See Certain
Relationship and Related Transactions on page 16.

            On March 20, 2000, WebBank entered into a lease for 4,630 square feet of headquarters office space in Salt Lake City, Utah. The lease runs through March 19, 2005.

            On January 30, 2002, WebBank entered into a lease for 600 square feet of office space in Washington, D.C. The lease runs through August 31, 2002.
The space is used by the Chairman of WebBank.

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

            On March 4, 2002 the matter was submitted to binding arbitration before a panel of three retired judges (the "Panel"). The Panel found no breach of contract and no intentional interference with Mr. Winokur's contractual rights. However, under the declaratory relief cause of action, the Panel found that Mr. Winokur was entitled to the termination pay out provision in his employment agreement. The employment agreement generally provides that if Mr.
Winokur is terminated under certain circumstances, Praxis and Mr. Winokur shall mutually engage an investment bank to value WebBank and the Company shall have
90 days from the date of the completion of the valuation to accept or reject the valuation. If Praxis and Mr. Winokur are unable to agree mutually on such investment bank to determine the valuation, each shall select an investment bank and such investment bank shall select a third investment bank to determine the valuation. If the Company accepts the valuation, Mr. Winokur would be entitled to certain compensation based on the amount the bank would have been sold for equal to the valuation amount. However, if the Company rejects the valuation, the Company would be required to put WebBank up for sale and Mr. Winokur would be entitled to receive compensation based on the proceeds of such sale. In either case, Mr. Winokur would not be entitled to receive any compensation of the agreed valuation of WebBank or purchase price of WebBank in the event of a sale does not exceed a predetermined figure as provided in the employment agreement. The Company believes that this figure exceeds the present value of
WebBank, and therefore, also believes that the Company will not be required to put WebBank up for sale and that Mr. Winokur will not be entitled to any termination pay out under the terms of the employment agreement.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

            The Company's Common Stock is listed on the NASDAQ Small Cap Market under the symbol "WEFN." The table below sets forth the high and low sales prices of the Common Stock for the periods indicated on the NASDAQ Small Cap
Market.

                          Year Ended                             Year Ended
                      December 31, 2001                      December 31, 2000
                    High               Low                High                 Low
                    ----               ---                ----                 ---
1st Quarter        $ 3.63             $ 2.63             $ 6.63              $ 5.00
2nd Quarter        $ 3.26             $ 2.66             $ 6.13              $ 3.13
3rd Quarter        $ 3.05             $ 2.52             $ 4.06              $ 2.66
4th Quarter        $ 2.99             $ 2.20             $ 3.50              $ 2.19

            As of March 15, 2002, there were 548 record holders of the Company's
Common Stock.

            The Company paid no cash dividends on its Common Stock in 2001 or
2000. The Company intends to retain any future earnings for working capital needs and to finance potential future acquisitions and presently does not intend to pay cash dividends on its Common Stock for the foreseeable future.

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

(Amounts in thousands except per share amounts.  The last two columns not covered by Independent Auditors' Report)

                                 Year        Year       Year     Eleven-month    Year
      Consolidated               Ended       Ended      Ended    Period Ended    Ended
      Statements of            December    December   December     December     January
    Operations Data:           31, 2001    31, 2000   31, 1999     31, 1998    31, 1998
                               --------    --------   --------     --------    --------
                                                                 (unaudited)   (unaudited)
Net interest income
   before provision
   for loan losses           $    1,195   $  1,339    $    847    $    676    $    418

Other operating
   Income                    $    1,126   $  3,395    $  1,567    $   --      $   --

Net income (loss)
   before minority
   interests                 $   (2,539)  $    (54)   $ (1,774)   $   (774)   $(25,538)

(Income) loss attributable
   to minority interests            136         (3)        134          59        --
                             ----------   --------    --------    --------    --------

Net income (loss)            $   (2,403)  $    (57)   $ (1,610)   $   (715)   $(25,538)
                             ==========   ========    ========    ========    ========

Basic net earnings (loss)
 per common share            $    (0.55)  $  (0.01)   $  (0.37)   $  (0.17)   $  (5.91)

      Consolidated
Statements of Financial          December     December      ecember      January
 Condition Data:                 31,2001      31, 2000      1, 1999      31,1998
                                 -------      --------      -------      -------

Cash, cash equivalents
   and available for sale
   investment securities         $ 5,357       $ 6,625      $ 8,124      $10,762

Loans, net                       $10,639       $11,054      $10,396      $ 1,081

Total assets                     $18,878       $24,795      $20,942      $15,980

Deposits                         $ 7,314       $10,132      $ 4,889      $   105

Stockholders' equity             $11,070       $13,424      $13,435      $14,687

1.    Consolidated Statements of Financial Condition data for the year ended
      January 31, 1998 is omitted from the table because of the Company's involvement in bankruptcy and reorganization, which makes the data meaningless for comparative purposes. The Company completely disposed of its prior retail business. With the cash remaining after the bankruptcy and reorganization, the Company entered into the banking business in
      August 1998 through the purchase of WebBank.

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

            During the first quarter of 2000 management began winding down the operations of Praxis. On April 30, 2000, Lending transferred all of its assets, with the exception of a $2 million loan, to WebBank in exchange for WebBank common stock.

            The Company through its subsidiaries operates in niche banking markets. WebBank provides commercial and consumer specialty finance transactions. The benefits of WebBank's special charter allow it to "export"
Utah's regulatory environment (interest rates, late charges, and prepayment fees, etc.) to forty-eight other states. WebBank is a business oriented institution that is FDIC insured and examined and regulated by the State of Utah
Department of Financial Institutions. The business plan of WebBank represents a non-traditional approach to growing a highly successful profitable institution within the context of the regulatory standards of safety and soundness. Prudent business goals and protection of WebBank's charter are the key elements of the
Company's business strategy for WebBank. Pursuant to this strategy, WebBank has focused on several lines of business as described elsewhere in this document.

Results of Operations

Year ended December 31, 2001 compared to the year ended December 31, 2000.

            The net loss was $(2,403,000) or $(0.55) per common share for the year ended December 31, 2001, compared to a net loss of $(57,000) or $(0.01) per common share for the year ended December 31, 2000. A comparison of the changes in major components of net income between the two years is summarized below.

            Interest Income. Interest income decreased by $575,000 or 27%. This decrease was due to a $174,000 or 12% decrease in interest and fees on loans, a
$248,000 or 53% decrease in interest on cash equivalents, and a $192,000 or 86%
decrease in interest on investment securities.

            The majority of the decrease in loan interest occurred at WebBank.
Although the Bank's average gross loan balance grew from $11,016,000 in 2000 to
$11,672,000 in 2001, the annual average national prime rate fell from 9.2% to
7.0% during the same periods. In addition, the Bank's average nonaccrual loans increased from $0 in 2000 to $2,121,000 in 2001.

            The decreases in interest on cash equivalents and investment securities also occurred primarily at WebBank. During 2000, WebBank allowed an excess of certificates of deposit to mature without replacement. The certificates of deposit were acquired in 1999 in anticipation of loan demand that did not materialize. Those excess funds were invested in securities and cash equivalents during much of 2000. During 2001, funds were acquired as needed to support actual loan demand, resulting in reduced balances of securities and cash equivalents.

            Interest Expense. Interest expense decreased by $431,000 or 52% from
2000 to 2001. The majority of the Company's interest expense decrease occurred at WebBank. For reasons listed in the prior paragraph, average certificate of deposit balances decreased from $12,104,000 in 2000 to $7,118,000 in 2001.
During the same time frame, the average annual interest rate paid on certificates of deposit decreased from 6.8% in 2000 to 5.3% in 2001.

            Provision for Loan Losses. The loan loss provision increased from
$917,000 in 2000 to $1,682,000 in 2001. A significant portion of the WebBank
USDA B&I loan portfolio experienced difficulty during 2001. Past due and nonaccruing loans increased from $1,514,000 at the end of 2000 to $2,768,000 at the end of 2001. Aggressive action was taken during 2001 to collect problem loans, including the use of a contract collector. These actions resulted in an increase in loan charge-offs from $312,000 in 2000 to $787,000 in 2001 and an increase in foreclosed assets from $0 in 2000 to $449,000 in 2001.

            Noninterest Income. Noninterest income decreased from $3,395,000 in
2000 to $1,126,000 in 2001, a change of $2,269,000 or 67%. Approximately
$842,000 of the difference was due to discontinuance of the origination of USDA
B&I loans by WebBank in early 2001. Another $987,000 of the decrease was due to discontinuance or significant reductions of the Bank's fee income programs including payday advances, private label credit cards, and structured settlements during 2001.

            Noninterest Expense. Noninterest expense decreased from $3,871,000 in 2000 to $3,167,000 in 2001, a change of $704,000 or 18%. The primary reason noninterest expense decreased between years was the reduction in salaries, wages, and benefits at WebBank. In August 2001, WebBank reduced its staff by 30%
from 10 to 7 employees. Additionally, during 2001, WebBank did not provide any salary increases or accrue any bonuses as it had done in the prior year.

            Income Taxes. Income taxes of $11,000 and $0 were expensed in 2001 and 2000, respectively, because of the use of net operating loss carryforwards at the consolidated level.

Year ended December 31, 2000 compared to the year ended December 31, 1999.

            The net loss was $(57,000) or $(0.01) per common share for the year ended December 31, 2000, compared to a net loss of ($1,610,000) or $(0.37) per common share for the year ended December 31, 1999. A comparison of the changes in major components of net income between the two years is summarized below.

            Interest Income. Interest income increased by $1,143,000 or 111%.
This increase was primarily due to a $1,058,000 or 252% increase in interest and fees on loans. The majority of the increase occurred at WebBank where average gross loan balances grew from $3,700,000 in 1999 to $11,016,000 in 2000. Most of this growth was in the commercial (USDA B&I) loan category. Average balances in consumer loans (payday advance loans) increased from $61,000 in 1999 to
$1,319,000 in 2000. In addition, the prime rate, used as the variable rate index for most of WebBank's loans, increased steadily from approximately 7.75% in early 1999 to 9.50% by the middle of 2000 where it remained for the rest of the year.

            Interest Expense. Interest expense increased by $651,000 or 364%
from 1999 to 2000. The majority of the Company's interest expense increase occurred at WebBank. WebBank relied primarily on time deposits (brokered certificates of deposit) to fund loan growth during both years. The average balance of time deposits was $3,930,000 in 1999 and $12,104,000 in 2000. The majority of the fixed rate time deposits were issued during late 1999 and early
2000 with maturities that helped to decrease funding costs as general market interest rates increased. In October 2000, WebBank secured a $2,500,000 Federal
Funds Purchased line of credit from a local bank in order to decrease reliance on brokered certificates of deposit.

            Provision for Loan Losses. The loan loss provision increased from
$475,000 in 1999 to $917,000 in 2000. Most of the increase was attributable to the loan balance increase and seasoning of the USDA B&I loan portfolio. WebBank provided $400,000 at the end of 2000 for a loan to a borrower that unexpectedly declared bankruptcy in January 2001.

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

Liquidity and Capital Resources

            The Company's cash and cash equivalents totaled $ 5,095,000 at
December 31, 2001, a decrease of $1,067,000 from the year ended December 31,
2000. The Company's management believes that the Company's cash and cash equivalents as well as its anticipated near term cash flows are adequate to meet its near term liquidity requirements.

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

            During 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other
Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APPB Opinion
No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Among other provisions, SFAS No. 142 discontinues the amortization of goodwill and instead requires that goodwill be evaluated periodically for impairment. Goodwill determined to be impaired is charged to operations in the period of impairment. The Company adopted SFAS No. 142 in 2002 and does not believe the adoption will have a material effect on the financial position or results of operations of the Company.

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

            Non-banking Activities. The Company may expand its operations into new non-banking activities in 2002. Although the Company has experience in providing bank-related services, this expertise may not assist in expansion into non-banking activities. As a result, the Company may be exposed to risks associated with, among other things, (1) a lack of market and product knowledge or awareness of other industry related matters and (2) an inability to attract and retain qualified employees with experience in these non-banking activities.

            Winokur Litigation. As described in "Item 3, Legal Proceedings," a panel of three retired judges (the "Panel") has ruled that Andrew Winokur is entitled to the termination pay out provision of his employment agreement. Under this provision, Mr. Winokur could potentially be entitled to receive certain compensation based on the proceeds of the sale of WebBank if the Company rejects an investment bank valuation of WebBank. While Mr. Winokur would not be entitled to receive any compensation in the event that the sale does not exceed a predetermined figure as provided in the employment agreement, the Company may be forced to sell WebBank if the sale price exceeds the predetermined figure even if the Company does not want to sell WebBank. In addition, if the sale price of
WebBank exceeds the predetermined figure but is less than the valuation, the
Company may be required to sell WebBank at less than its value. For more information relating to the sale process of WebBank and the rights of Mr.
Winokur under his employment agreement, please see "Item 3.
Legal Proceedings."

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

            In connection with the Company's lending and deposit activities, its profitability may be affected by fluctuations in interest rates. A sudden and substantial decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The
Company monitors the impact of changes in interest on its net interest income using several tools. The primary measure of the Company's exposures to differential changes in interest rates between assets and liabilities is an interest rate stress test. This test measures the impact on net interest income of an immediate change in interest rates of plus or minus 3%, in 1% increments.
After a review of the Company's portfolio, management believes that in the event of a hypothetical one percent increase or decrease in interest rates, the resulting effect on the Company's net interest income would not be material.

            The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

             In connection with the consolidated Company's other investments, the primary objective is to manage the investment portfolio to preserve principal, maintain liquidity to meet operating needs, and maximize yields. The securities held in the investment portfolio are subject to limited interest rate risk. The Company employs established policies and procedures to manage exposure to fluctuations in interest rates. The Company places its investments with high quality issuers, limits the amount of credit exposure to any one issuer, and does not use derivative financial instruments in the investment portfolio. The
Company maintains an investment portfolio of various issuers, types, and maturities, which consist mainly of fixed rate financial instruments. These securities are primarily classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders' equity. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, the Company does not hedge these interest rate exposures. After a review of its marketable securities, the Company believes that in the event of a hypothetical one percent increase or decrease in interest rates, the resulting fluctuation in the fair market value of its marketable investment securities would be insignificant to the financial statements.

Item 8.   Financial Statements and Supplementary Data

            See the Company's Consolidated Financial Statements beginning on page F-1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

PART III

Item 10.   Directors and Executive Officers

Directors

            The following sets forth the name, present principal occupation, employment and material occupations, positions, offices and employments for the past five years and ages as of March 15, 2002, for the directors of the Company.
Members of the Board of Directors shall be elected at the next annual meeting of stockholders and until their respective successors shall have been duly elected and qualified.

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

NAME AND AGE                            OCCUPATION AND OTHER DIRECTORSHIPS
------------                            ----------------------------------

Warren G. Lichtenstein (36)             Mr. Lichtenstein has served as a director of the Company
(term expires 2002)                     since 1996 and President and Chief Executive Officer of the
                                        Company since December 1997. Mr. Lichtenstein has served as the Chairman of the Board, Secretary and the Managing Member
                                        of Steel Partners, L.L.C., the general partner of Steel
                                        Partners II, L.P. ("Steel") since January 1, 1996. Prior to such time, Mr. Lichtenstein was the Chairman and Director of
                                        Steel Partners, Ltd., the general partner of Steel Partners
                                        Associates, L.P., which was the general partner of Steel,
                                        from 1993 until prior to January 1, 1996. Mr. Lichtenstein was the acquisition/risk arbitrage analyst at Ballantrae
                                        Partners, L.P., a private investment partnership formed to invest in risk arbitrage, special situations and undervalued companies, from 1988 to 1990. He has served as a director
                                        and the Chief Executive Officer of Gateway Industries, Inc.
                                        ("Gateway"), a provider of database development and Web site design and development services, since 1994 and as the
                                        Chairman of the Board since 1995. He has served as a
                                        Director of SL Industries, Inc. ("SL"), a designer and
                                        producer of proprietary advanced systems and equipment for the power and data quality industry, from 1993 to 1997 and since January 2002. He has also served as the Chairman of
                                        the Board and Chief Executive Officer of SL since February
                                        2002. Mr. Lichtenstein has served as a Director and the
                                        President and Chief Executive Officer of CPX Corp. since
                                        June 1999 and as its Secretary and Treasurer since May 2001.
                                        He has also served as Chairman of the Board of Directors of
                                        Caribbean Fertilizer Group Ltd. ("Caribbean Fertilizer"), a
                                        private company engaged in the production of agricultural
                                        products in Puerto Rico and Jamaica, since June 2000. Mr.
                                        Lichtenstein is also a director of the following publicly
                                        held companies: TAB Products Co., a document management
                                        company; Tandycrafts, Inc. ("Tandycraft"), a manufacturer of picture frames and framed art; Puroflow Incorporated
                                        ("Puroflow"), a designer and manufacturer of precision
                                        filtration devices; ECC International Corp. ("ECC"), a
                                        manufacturer and marketer of computer-controlled simulators for training personnel to perform maintenance and operator procedures on military weapons; United Industrial
                                        Corporation, a designer and producer of defense, training, transportation and energy systems; and US Diagnostic Inc.
                                        ("US Diagnostic"), an operator of outpatient medical
                                        diagnostic imaging and related facilities.

Jack L. Howard (40)                     Mr. Howard has served as a director of the Company since
(term expires 2002)                     1996 and Vice President since December 1997. From December
                                        1997 to May 2000, Mr. Howard also served as Secretary,
                                        Treasurer and Chief Financial Officer of the Company. Mr.
                                        Howard has been a principal of Mutual Securities, Inc., a
                                        registered broker-dealer, since prior to 1993. Mr. Howard
                                        has also served as a director of Gateway since May 1994 and as a Vice President since July 2001. Mr. Howard is a
                                        director of the following publicly held companies: Pubco
                                        Corporation, a manufacturer and distributor of printing
                                        supplies and construction equipment; Castelle, a maker and marketer of application server devices; and US Diagnostic
                                        Inc., an operator of outpatient diagnostic imaging.

Earle C. May (84)                       Mr. May has served as a director of the Company since July
(term expires 2002)                     1997. Mr. May has been an executive officer of May
                                        Management, Inc., an investment management firm, since 1968.
                                        Mr. May is also a director of Meadow Valley Corp., a heavy construction contractor.

Joseph L. Mullen (54)                   Mr. Mullen has served as a director of the Company since
(term expires 2002)                     1995. Since January 1994, Mr. Mullen has served as Managing
                                        Partner of Li Moran International, a management consulting company, and has functioned as a senior officer overseeing the merchandise and marketing departments for such companies as Leewards Creative Crafts Inc.; Office Depot of Warsaw,
                                        Poland; and Camelot Music. Mr. Mullen is currently serving as Vice President, General Merchandising Manager-Hard Line
                                        of Retail Exchange.com., Inc., a business-to-business
                                        Internet company that operates an online marketplace for
                                        excess consumer goods.

Mark E. Schwarz (41)                    Mr. Schwarz has served as a director of the Company since
(term expires 2002)                     July 2001. He has served as the general partner, directly or through entities which he controls, of Newcastle Partners,
                                        L.P. ("Newcastle"), a private investment firm, since 1993.
                                        Mr. Schwarz was also Vice President and Manager of Sandera
                                        Capital, L.L.C., a private investment firm affiliated with
                                        Hunt Financial Group, L.L.C., a Dallas-based investment firm associated with the Lamar Hunt family ("Hunt"), from 1995 to
                                        September 1999 and a securities analyst and portfolio
                                        Manager for SCM Advisors, L.L.C., formerly a Hunt-affiliated registered investment advisor, from May 1993 to 1996. Mr.
                                        Schwarz currently serves as a director of the following
                                        companies: SL; Nashua Corporation, a specialty paper, label, and printing supplies manufacturer; Bell Industries, Inc., a computer systems integrator; and Tandycrafts, Inc., a
                                        manufacturer of picture frames and framed art. Mr. Schwarz has also served as Chairman of the Board of Directors of
                                        Hallmark Financial Services, Inc., a property and casualty insurance holding company, since October 2001. From October
                                        1998 through April 1999, Mr. Schwarz served as a director of
                                        Aydin Corporation ("Aydin"), a defense electronics
                                        manufacturer.

Executive Officers

            The following sets forth the name, present principal occupation, employment and material occupations, positions, offices and employments for the past five years and ages as of March 15, 2002, for the executive officers of the
Company, who are not also directors of the Company.

NAME AND AGE                            OCCUPATION AND OTHER DIRECTORSHIPS
------------                            ----------------------------------

Glen M. Kassan (58)                     Mr. Kassan has served as Vice President, Chief Financial
                                        Officer and Secretary of the Company since June 2000. He has served as Executive Vice President of Steel Partners
                                        Services, Ltd., a management and advisory company, since
                                        June 2001, and Vice President since October 1999. Steel
                                        Partners Services, Ltd. provides management services to
                                        Steel and other affiliates of Steel. Mr. Kassan has served as Vice President, Chief Financial Officer and Secretary of
                                        Gateway since June 2000. Mr. Kassan has served as Vice
                                        Chairman of the Board of Directors of Caribbean Fertilizer
                                        since June 2000. He has served as a director of SL since
                                        January 2002 and as its President since February 2002. From
                                        1997 to 1998, Mr. Kassan served as Chairman and Chief
                                        Executive Officer of Long Term Care services, Inc. a
                                        privately owned healthcare services company which Mr. Kassan co-founded in 1994 and initially served as Vice Chairman and
                                        Chief Financial Officer. Mr. Kassan is currently a director of Tandycrafts; Puroflow; and the Chairman of the Board of
                                        US Diagnostic.

James R. Henderson (44)                 Mr. Henderson has served as Vice President of Operations of the Company since September 2000. He has also served as a
                                        director and Chief Operating Officer of the Holding
                                        subsidiary since January 2000. Mr. Henderson has served as
                                        Vice President of Steel Partners Services, Ltd., a
                                        management and advisory company, since August 1999. Steel
                                        Partners Services, Ltd. provides management services to
                                        Steel and other affiliates of Steel. He has also served as the President of Gateway since December 2001. From 1996 to
                                        July 1999, Mr. Henderson was employed in various positions with Aydin, which included a tenure as president and Chief
                                        Operating Officer from October 1998 to June 1999. Prior to his employment with Aydin Corporation, Mr. Henderson was
                                        employed as an executive with UNISYS Corporation, an
                                        e-business solutions provider. Mr. Henderson is currently a director of ECC.

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
Officers, directors and greater-than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company, during its fiscal year ended December 31,
2001, all Section 16(a) filing requirements applicable to its officers, directors and greater-than 10% beneficial owners were satisfied.

Item 11.   Executive Compensation

Cash and Other Compensation

            No executive officer received annual compensation, long term or other, in excess of $100,000 during 2001, 2000, or 1999.

Stock Options

            No executive officer exercised any options during the fiscal year ended December 31, 2001. The following table shows aggregate option exercises of the Chief Executive Officer during the year (there were no stock appreciation rights granted or exercised) and the number and value of options held as of
December 31, 2001 by the Chief Executive Officer

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                Number of Securities Underlying Unexercised               Value of Unexercised
                                                  Options                               In-the-Money Options at
            Name                           at Fiscal Year-End(#)                         Fiscal Year-End ($)(1)
            ----                           ---------------------                         ----------------------

                                  Exercisable           Unexercisable            Exercisable           Unexercisable
                                  -----------           -------------            -----------           -------------

Warren G. Lichtenstein              227,458                   0                        0                  0
---------------------------------------------------------------------------------------------------------------------------

(1)         Based on the market value, as reported on the NASDAQ Small Cap of
            $2.67 per share of Common Stock at December 31, 2001 and an average exercise price of $3.88 per share.

Compensation Committee Interlocks and Insider Participation

            The Compensation Committee is composed of Earle May, Joseph Mullen, and Mark Schwarz. No interlocking relationship exists between any member of the
Company's Compensation Committee and any member of any other Company's Board of
Directors or compensation committee. No interlocking relationship existed between any member of the Company's Board of Directors and any member of any other company's board of directors or other compensation committee in 2001.

Director Compensation

            The Board of Directors, authorized the payment to each of the
Company's non-employee directors a retainer fee of $3,000 per quarter in cash for his services as a director during 2001 and meeting fees of $1,000 per meeting of the Board and $500 per meeting of a committee of the Board ($375 to the extent such committee meeting is held on the same day as a Board meeting)
during 2001 pursuant to the terms of the Long Term Stock Incentive Plan (the
"Plan"). Pursuant to the Plan, two of the three non-employee directors entitled to such fees elected to receive their fees in stock options in lieu of cash, with exercise prices based on the market price of the Common Stock on the date of grant. A former non-employee director also received such fees. Officers, who are not directors do not receive annual or per meeting compnesation. Earle May, as chairman of the audit committee, receives cash compensation of $2,500 per quarter.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth information as of March 15, 2002 regarding the beneficial ownership of the Common Stock by each person known by the Company to own beneficially more than 5% of the Common Stock, by each director of the Company, the Chief Executive Officer, and by all directors and executive officers as a group.

                                                     Amount and
                                                      Nature of
                                                     Beneficial
Name and Address                                      Ownership                   Percentage of Class
----------------                                      ---------                   -------------------

Warren G. Lichtenstein                            1,867,087  (1)                       40.3%
150 East 52nd Street
New York, New York  10022

Steel Partners II, L.P.                           1,637,129  (2)                       37.2%
150 East 52nd Street
New York, New York  10022

Jack L. Howard                                      109,932  (3)                       2.5%
182 Farmers Lane
Santa Rosa, CA 95405

Earle C. May                                        354,579  (4)                       8.1%
696 McVey Avenue
Lake Oswego, Oregon  97034

May Management, Inc.                                324,600  (4)                       7.4%
696 McVey Avenue
Lake Oswego, Oregon 97034

Joseph L. Mullen                                     29,720  (5)                         *

Mark E. Schwarz                                       2,176  (6)                         *

All directors and executive officers              2,400,994  (7)                       50.5%
as a group (eight persons)
                             ----------------------
*Less than 1%

(1)         Consists of (a) 2,500 shares of Common Stock owned by Mr.
            Lichtenstein; (b) 227,458 shares of Common Stock issuable upon exercise of options within sixty days of March 15, 2002; (c)
            1,597,945 shares of Common Stock owned by Steel Partners II, L.P.;
            and (d) 39,184 shares of Common Stock issuable upon the exercise of warrants owned by Steel Partners II, L.P. within sixty days of March
            15, 2002. Mr. Lichtenstein is the sole managing member of the general partner of Steel Partners II, L.P. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock owned by Steel Partners II, L.P. (except to the extent of his pecuniary interest in such shares of Common Stock, which is less than the amount disclosed).

(2)         Consists of 1,597,945 shares of Common Stock and 39,184 shares of
            Common Stock issuable upon exercise of warrants within sixty days of
            March 15, 2002.

(3)         Consists of 33,150 shares of Common Stock and 75,708 shares of
            Common Stock issuable upon exercise of options within sixty days of
            March 15, 2002 and 1,074 shares of Common Stock issuable upon exercise of warrants within sixty days of March 15, 2002.

(4)         Consists of (a) 9,618 shares of Common Stock; (b) 20,361 shares of
            Common Stock issuable upon exercise of options within sixty days of
            March 15, 2002; (c) 6,300 shares of Common Stock owned by May
            Management, Inc.; and (d) 318,300 shares of Common Stock held in customer accounts as to which May Management, Inc. has shared dispositive power. Mr. May is the Chief Executive Officer and a principal stockholder of May Management, Inc. and may be deemed the beneficial owner of shares owned by May Management, Inc. or as to which May Management, Inc. has shared dispositive power.

(5)         Consists of 4,285 shares of Common Stock and 25,435 shares of Common
            Stock issuable upon exercise of options within sixty days of March
            15, 2002.

(6)         Consists of 2,527 shares of Common Stock issuable upon exercise of options within sixty days of March 15, 2002.

(7)         Includes the shares and options shown in the above footnotes and
            37,500 shares of Common Stock issuable upon exercise of options within 60 days of March 15, 2002 held by executive officers who are not specifically named in the security ownership table.

                              --------------------

Item 13.  Certain Relationships and Related Transactions

          Pursuant to the Management Agreement approved by a majority of the
Company's disinterested directors, Steel Partners Services, Ltd. ("SPS")
provides the Company with office space and certain management, consulting and advisory services. The Management Agreement is automatically renewed on an annual basis until terminated by either party, at any time and for any reason, upon at least 60 days' written notice. The Management Agreement also provides that the Company shall indemnify, save and hold SPS harmless from and against any obligation, liability, cost or damage resulting from SPS's actions under the terms of the Management Agreement, except to the extent occasioned by gross negligence or willful misconduct of SPS's officers, directors or employees. In consideration of the services rendered by SPS, the Company pays to SPS a fixed monthly fee, which is adjustable annually upon agreement of the Company and SPS.
During the fiscal years ended December 31, 2001 and 2000, SPS received fees of
$231,000 and $310,000, respectively, from the Company. The Company believes that the cost of obtaining the type and quality of services rendered by SPS under the
Management Agreement is no less favorable than the cost at which the Company could obtain from unaffiliated entities.

          Pursuant to the Employee Allocation Agreement between WebBank and SPS dated March 15, 2001, Mr. Jim Henderson, an employee of SPS and executive officer of the Company, performs services in the area of management, accounting and finances and such other services as are reasonably requested by WebBank. In consideration of the services provided, WebBank pays SPS $100,000 per annum.
During the fiscal year ended December 31, 2001, SPS received fees of $79,000.
The agreement will continue in force until terminated by either of the parties upon 30 days prior notice. The Company and WebBank believe that the cost of obtaining the type and quality of services rendered by Mr. Henderson under the
Employee Allocation Agreement is no less favorable than the cost at which the
Company could obtain from unaffiliated entities. SPS is owned by an entity which is controlled by Warren Lichtenstein, the Company's President and Chief
Executive Officer.

          As of March  26,  2002,  the  Management  Agreement  and the  Employee
Allocation  Agreement described above were assigned by SPS to CPX Corp., and the employees of SPS became employees of the Steel Partners Services Division of CPX
Corp. Warren Lichtenstein,  the Company's President and Chief Executive Officer,
owns  approximately  19% of CPX Corp.  and is the President and Chief  Executive
Officer of CPX Corp.  Steel  Partners  II, L. P. owns  approximately  16% of CPX
Corp. Mr.  Lichtenstein  is the sole managing  member of the general  partner of
Steel Partners II, L.P. Mr. Lichtenstein  disclaims  beneficial ownership of the shares of Common Stock of CPX Corp. owned by Steel Partners II, L.P.,  except to the extent of his pecuniary  interest in such shares of Common  Stock,  which is less than the 16%.

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

Date: March 29, 2002                    WebFinancial Corporation

                                        By: /s/ Warren G. Lichtenstein
                                            --------------------------------
                                        Warren G. Lichtenstein
                                        President, Chief Executive Officer

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

By: /s/ Jack L. Howard                                      March 29, 2002
------------------------                                    --------------
Jack L. Howard, Director                                    Date

By: /s/ Warren G. Lichtenstein                              March 29, 2002
------------------------------------                        --------------
Warren G. Lichtenstein, President,                          Date
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Glen M. Kassan                                      March 29, 2002
  ----------------------                                    --------------
Glen M. Kassan                                              Date
Vice President and Chief Financial Officer

By: /s/ Earle C. May                                        March 29, 2002
------------------------                                    --------------
Earle C. May, Director                                      Date

By: /s/ Joseph L. Mullen                                    March 29, 2002
------------------------------------                        --------------
Joseph L. Mullen, Director                                  Date

By: /s/ Mark E. Schwarz                                     March 29, 2002
------------------------                                    --------------
Mark E. Schwarz, Director                                   Date

                                  EXHIBIT INDEX

3.1         Amended and Restated Certificate of Incorporation, as amended -
            Incorporated by reference to Exhibit I-4 to Registration Statement on Form 8-A12G filed March 27, 1995.

3.2         By-laws - Incorporated by reference to Exhibit I-5 to Registration
            Statement on Form 8-A12G filed March 27, 1995.

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

21.1        Subsidiaries of Registrant (WebFinancial Holdings Corporation;
            WebBank; WebFinancial Government Lending, Inc.; Praxis Investment
            Advisors, Inc.; and Web Film Finance, Inc.)

*23.1       Consent of KPMG LLP.

*23.2       Consent of Grant Thornton LLP

*  Filed herewith.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Report on Consolidated Financial Statements..............................  F-2

Report of Grant Thornton LLP, independent certified public accountants, on the
   December 31, 2001 and 2000 financial statements....................................  F-3

Reportof KPMG LLP, independent certified public
   accountants, on the consolidated statements of
   operations, stockholders' equity, and cash flows
   for the year ended December 31, 1999 ..............................................  F-4

Consolidated Statements of Financial Condition as of December 31, 2001
   and December 31, 2000..............................................................  F-5

Consolidated Statements of Operations for the years ended December 31, 2001,
   December 31, 2000, and December 31, 1999...........................................  F-6

Consolidated Statement of Stockholders' Equity for the years ended December
   31, 2001, December 31, 2000, and December 31, 1999.................................  F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2001,
   December 31, 2000, and December 31, 1999...........................................  F-9

Notes to Consolidated Financial Statements............................................ F-12

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

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

The responsibility of our independent auditors, Grant Thornton LLP and KPMG LLP, is to conduct their audit in accordance with auditing standards generally accepted in the United States of America. In carrying out this responsibility, they planned and performed their audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether caused by error or fraud.

The Audit Committee of the Board of Directors met twice with management and
Grant Thornton LLP to discuss auditing and financial matters and to assure that each is carrying out its responsibilities. Grant Thornton LLP has full and free access to the Audit Committee and meet with it by telephone, with and without management being present, to discuss the results of their audit and their opinions on the quality of financial reporting.

By: /s/ Warren G. Lichtenstein/
    ---------------------------
      Warren G. Lichtenstein
      President, Chief Executive Officer
      and Chief Accounting Officer

By: /s/ Glen M. Kassan
      Glen M. Kassan
      Vice President and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
WebFinancial Corporation

We have audited the accompanying  consolidated statements of financial condition of WebFinancial  Corporation and  subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audits to obtain  reasonable  assurance  about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly,  in all  material  respects,  the  consolidated  financial  position  of
WebFinancial  Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated  results of their operations and their  consolidated cash flows for the years then ended,  in conformity with  accounting  principles  generally accepted in the United States of America.

/s/ Grant Thornton LLP
Salt Lake City, Utah
February 7, 2002, except for the subsequent event paragraph
          of Note 15 for which the date is March 4, 2002.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
WebFinancial Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of WebFinancial Corporation and subsidiaries (formerly Rose's Holdings, Inc.) for the year ended December 31,
1999. These consolidated financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of WebFinancial Corporation and subsidiaries for the year ended
December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Salt Lake City, Utah
March 24, 2000

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in thousands except share data)
                                                                     December 31,    December 31,
                                                                         2001            2000
                                                                         ----            ----
Assets
Cash and due from banks                                              $  4,961          $  6,086
Federal funds sold                                                        134                76
                                                                     --------          --------
   Total cash and cash equivalents                                      5,095             6,162

Investment securities (note 3)
   Held-to-maturity (estimated fair value of $27 and $32
       at December 31, 2001 and 2000)                                      25                32
   Available-for-sale                                                     262               463
                                                                     --------          --------
       Total investment securities                                        287               495

Loans, net (note 4)                                                    12,611            12,131
Less allowance for loan losses (note 5)                                 1,972             1,077
                                                                     --------          --------
       Total loans, net                                                10,639            11,054

Foreclosed assets                                                         449              --
Premises and equipment, net (note 9)                                       77               110
Accrued interest receivable                                                54               113
Goodwill, net                                                           1,380             1,498
Other assets (note 17)                                                    897             5,363
                                                                     --------          --------

                                                                     $ 18,878          $ 24,795
                                                                     ========          ========

Liabilities and Stockholders' Equity
Deposits:
   Non interest-bearing demand                                       $     75          $    250
   NOW accounts                                                            19              --
   Certificates of deposit (note 7)                                     7,220             9,882
                                                                     --------          --------
Total deposits                                                          7,314            10,132

Other liabilities                                                         170               779
                                                                     --------          --------
Total liabilities before minority interests                             7,484            10,911

Minority interests                                                        324               460

Commitments and contingencies (notes 8, 12 and 15)

Stockholders' Equity (notes 3, 10, 11, and 16)
   Preferred stock, 10,000,000 shares authorized, none issued            --                --
   Common stock, 50,000,000 shares authorized;
       $.001 par value, 4,366,866 shares issued and outstanding at
       December 31, 2001 and 4,354,280 shares issued
       and outstanding at December 31, 2000                                 4                 4
   Paid-in capital                                                     36,606            36,559
   Accumulated deficit                                                (25,542)          (23,139)
   Accumulated other comprehensive income                                   2              --
                                                                     --------          --------
Total stockholders' equity                                             11,070            13,424
                                                                     --------          --------

                                                                     $ 18,878          $ 24,795
                                                                     ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands except share data)

                                                            Year ended     Year ended     Year ended
                                                           December 31,   December 31,   December 31,
                                                               2001           2000           1999
                                                               ----           ----           ----
Interest income
    Loans, including fees                                   $ 1,304        $ 1,478        $   420
    Cash equivalents                                            216            464            476
    Federal funds sold                                           44              5           --
    Investment securities                                        30            222            130
                                                            -------        -------        -------
          Total interest income                               1,594          2,169          1,026

Interest expense
    Deposits                                                    392            812            150
    Federal funds purchased                                       7           --             --
    Short-term borrowings                                      --               18             29
                                                            -------        -------        -------
          Total interest expense                                399            830            179

               Net interest income before provision
               for loan losses                                1,195          1,339            847

Provision for loan losses (note 5)                            1,682            917            475
                                                            -------        -------        -------

               Net interest income (loss) after provision
               for loan losses                                 (487)           422            372

Noninterest income
    Gain on sale of loans                                       219          1,061            913
    Fee income                                                  493          1,480            442
    Miscellaneous income (note 18)                              414            854            212
                                                            -------        -------        -------
          Total noninterest income                            1,126          3,395          1,567

Noninterest expenses
    Salaries, wages, and benefits                             1,105          1,680          1,485
    Professional and legal fees                                 700            532            617
    Occupancy expense                                           197            191            199
    Amortization of goodwill                                    118            118            117
    Foreclosed assets                                           120           --             --
    Other general and administrative                            927          1,350          1,265
                                                            -------        -------        -------
          Total noninterest expenses                          3,167          3,871          3,683
                                                            -------        -------        -------

               Operating loss                                (2,528)           (54)        (1,774)

Income taxes (note 13)                                           11           --             --
                                                            -------        -------        -------

Loss before minority interest                                (2,539)           (54)        (1,774)

(Income) loss attributable to minority interests                136             (3)           134
                                                            -------        -------        -------

          Net loss                                          $(2,403)       $   (57)       $(1,610)
                                                            =======        =======        =======

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                    (Amounts in thousands except share data)

                                                Year ended      Year ended        Year ended
                                               December 31,    December 31,      December 31,
                                                   2001            2000              1999
                                                   ----            ----              ----

Loss per common share:
    Basic                                   $       (0.55)   $       (0.01)     $     (0.37)
    Diluted                                 $       (0.55)   $       (0.01)     $     (0.37)

Weighted average number of common shares:
    Basic                                       4,366,728        4,353,905        4,312,708
    Diluted                                     4,366,728        4,353,905        4,312,708

The accompanying notes are an integral part of the consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

     Years Ended December 31, 2001, December 31, 2000, and December 31, 1999
                    (Amounts in thousands except share data)

                                                                                       Accumulated
                                       Common stock                                      other            Total
                                       ------------            Paid-in   Accumulated  comprehensive   stockholders'
                                   Shares        Amount        capital     deficit       income          equity
                                   ------        ------        -------     -------       ------          ------

Balance at January 1,
1999                             4,310,192    $        4   $   36,155    $  (21,472)   $     --      $   14,687

Net loss                              --            --           --          (1,610)         --          (1,610)
Shares redeemed and
    retired                        (78,829)         --           (323)         --            --            (323)
Shares issued upon
    exercise of options            114,307          --            417          --            --             417
Shares issued for
    services rendered                4,326          --             23          --            --              23
Contribution of
    capital                           --            --            180          --            --             180
Options granted for
    services rendered                 --            --             61          --            --              61
                                ----------    ----------   ----------    ----------    ----------    ----------

Balance at December 31, 1999     4,349,996             4       36,513       (23,082)         --          13,435

Net loss                              --            --           --             (57)         --             (57)
Shares issued for
    services rendered                4,284          --             24          --            --              24
Contribution of capital               --            --             22          --            --              22
                                ----------    ----------   ----------    ----------    ----------    ----------
Balance at December  31, 2000    4,354,280             4       36,559       (23,139)         --          13,424
                                                                                                     ----------

Shares issued for services
     rendered                       12,586          --             47          --            --              47
Comprehensive loss:
     Net loss                         --            --           --          (2,403)         --          (2,403)
     Unrealized holding gain
     arising during period,
     net of tax                       --            --           --            --               2             2
                                                                                                     ----------
Total comprehensive loss                                                                                 (2,401)
                                ----------    ----------   ----------    ----------    ----------    ----------

 Balance at December 31, 2001    4,366,866    $        4   $   36,606    $  (25,542)   $        2    $   11,070
                                ==========    ==========   ==========    ==========    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                               Year ended       Year ended      Year ended
                                                              December 31,      December 31,   December 31,
                                                                  2001             2000            1999
                                                                  ----             ----            ----
Cash flows from operating activities:
Net loss from operations                                        $(2,403)         $   (57)         $(1,610)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
          Minority interest                                        (136)               3             (134)
          Depreciation and amortization                              47               42               65
          Premium earned on sale of loans                          (219)          (1,061)            (913)
          Gain on sale of investment securities                    --               --                (76)
          Permanent writedown of investment securities                8              100             --
          Common stock and options granted in lieu of cash           47               24               84
          Provision for loan losses                               1,682              917              475
          Amortization (accretion) of deferred loan fees, net      (114)             (97)               7
          Amortization of goodwill                                  118              118              117
          Amortization of premiums on
               available-for-sale securities                       --               (163)            --
          Amortization of servicing assets                          225               35                8
          Loss on sale of foreclosed assets                           1             --               --
Change in operating assets and liabilities:
          Cash restricted in escrow                                --               --              2,018
          Loans held for sale                                      --              1,312             --
          Accounts receivable                                      --               --                (14)
          Prepaid expense                                          --               --                (30)
          Accrued interest receivable                                59               50             (122)
          Other assets                                            4,241             (643)            (118)
          Other liabilities                                        (609)            (282)             627
          Income tax due to former parent                          --               --               (309)
                                                                -------          -------          -------

               Net cash provided by
               operating activities                               2,947              298               75
                                                                -------          -------          -------

                                   (continued)

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                            Year ended     Year ended     Year ended
                                                            December 31,   December 31,  December 31,
                                                               2001           2000           1999
                                                               ----           ----           ----

Cash flows from investing activities:
    Purchase of investment securities available-for-sale         --         (24,836)         --
    Principal payments received on investment
          securities available-for-sale                           195        25,294         1,042
    Proceeds from sale of available-for-sale securities          --            --             257
    Purchase of investment securities held-to-maturity           --            --             (48)
    Principal payments received on investment
          securities held-to-maturity                               7             5            11
    Loans originated and principal collections, net            (1,387)       (5,249)       (8,898)
    Purchase of loans                                            --            (730)         --
    Purchase of premises and equipment                            (14)          (51)          (50)
          Proceeds from sale of foreclosed assets                   3          --            --
                                                             --------      --------      --------

               Net cash used in
               investing activities                            (1,196)       (5,567)       (7,686)
                                                             --------      --------      --------

Cash flows from financing activities:
    Net increase (decrease) in demand deposits                   (175)         --             145
    Net increase in NOW accounts                                   19          --            --
    Net increase (decrease) in certificates of deposit         (2,662)        5,243         4,639
    Net increase (decrease) in short-term borrowings             --          (1,100)        1,100
    Issuance of common stock for cash                            --            --             417
    Cash paid to redeem shares                                   --            --            (323)
    Minority interest contribution                               --            --              38
    Contribution of capital                                      --              22           180
                                                             --------      --------      --------

Net cash provided by (used in) financing activities            (2,818)        4,165         6,196
                                                             --------      --------      --------

Net decrease in cash and cash equivalents                      (1,067)       (1,104)       (1,415)

Cash and cash equivalents at beginning of year                  6,162         7,266         8,681
                                                             --------      --------      --------

Cash and cash equivalents at end of year                     $  5,095      $  6,162      $  7,266
                                                             ========      ========      ========

                                   (continued)

                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                          Year ended              Year ended              Year ended
                                                          December 31,            December 31,           December 31,
                                                             2001                    2000                    1999
                                                             ----                    ----                    ----

Supplemental disclosure of cash flow information:
     Cash paid for interest                                  $552                    $731                    $156
     Cash paid for income taxes                                11                     --                      --

Supplemental disclosure of additional non-cash activities:

During 2001, the Bank acquired foreclosed assets of $453 in lieu of loan payments.

At December 31, 2001, the Company had net unrealized gains on securities of $2.
As a result, other comprehensive income was increased by $2.

The Company issued common stock to board members during 2001, 2000 and 1999 valued at $47, $24, and $23 respectively.

During 2000 WebBank transferred loans of $4,250 to other assets to reflect their sale prior to settlement.

The Company issued common stock options in 1999 valued at $61.

The accompanying notes are an integral part of the consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended December 31, 2001, December 31, 2000,
                              and December 31, 1999
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
WebFinancial Holdings Corporation ("Holdings"), WebBank ("WebBank"), Praxis
Investment Advisers, Inc. ("Praxis"), WebFinancial Government Lending, Inc.
("Lending"), and Web Film Financial, Inc. ("Film"), collectively referred to as the Company. WebBank is a Utah-chartered industrial loan corporation, and is subject to comprehensive regulation, examination, and supervision by the Federal
Deposit Insurance Corporation ("FDIC"), and the State of Utah Department of
Financial Institutions. WebBank provides commercial and consumer specialty finance services. Lending was organized to provide U.S. Department of
Agriculture loan originations, sales and servicing. During 2000, most of the assets of Lending were transferred to WebBank in exchange for WebBank common stock. Film was organized to finance the production and distribution of a motion picture. Both Film and Praxis significantly wound down operations in 2000 and
2001. All significant intercompany balances have been eliminated in consolidation.

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

Income (loss) Per Share--Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options and stock warrants.

For the years ended December 31, 2001 and December 31, 2000, potentially dilutive common shares of 102 and 42,228 respectively, were not included in the computation of diluted loss per share because they would have had an anti-dilutive effect on the 2001 and 2000 loss per share.

Investment Securities--The Company classifies its securities as either available-for-sale or held-to-maturity. Held-to-maturity securities are those debt securities that the Bank has the ability and intent to hold until maturity.
All other securities not included in held-to-maturity are classified as available-for-sale.

Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized holding gains or losses on available-for-sale securities are excluded from earnings and reported until realized in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield using the effective-interest method. Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale or held-to-maturity are included in earnings and are derived using the specific-identification method.

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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Loans serviced for others approximated $35,123

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $39,662 at December 31, 2001 and 2000, respectively. These loans are not included in the accompanying statements of financial condition. Fees earned for servicing loans for others are reported as income when the related loan payments are collected, less amortization of the servicing asset. Loan servicing costs are charged to expense as incurred.

Goodwill--The acquisition of WebBank was accounted for under purchase accounting resulting in goodwill of $1,774 which is being amortized using the straight-line basis over 15 years. Goodwill is reviewed for possible impairment when events or changed circumstances affect the underlying basis of the asset. Impairment is measured by comparing the investment to undiscounted operating income.

Foreclosed assets--Assets acquired through, or in lieu of, loan foreclosures are held for sale and initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, periodic valuations are performed and the asset is carried at the lower of the carrying amount or fair value, less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Transfers of Financial Assets-- Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Comprehensive Income (Loss)-- Components of comprehensive income (loss) may include net income (loss), unrealized gains (losses) on available-for-sale investment securities, foreign currency translation adjustments, changes in the market value of futures contracts that qualify as a hedge, and net loss recognized as an additional pension liability not yet recognized in net periodic pension cost. For the years ended December 31, 2001, 2000 and 1999, other comprehensive income (loss) was $2, $0 and $0, respectively.

Stock-Based Compensation--The Company employs the footnote disclosure provisions under SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 which allows entities to account for stock options or similar equity based compensation using the intrinsic-value method of accounting prescribed by
Accounting Principles Board ("APB") Opinion No. 25 Accounting for Stock Issued
to Employees ("APB 25"). The Company has elected to continue to apply the provisions of APB 25 and provide proforma footnote disclosures required by SFAS
No. 123.

Reclassification--Certain immaterial amounts as of and for the year ended
December 31, 1999 and the year ended December 31, 2000 have been reclassified to conform with the 2001 presentation.

Operating Segments--The Company operates in one line of business, commercial and consumer specialty finance transactions. As such, the Company has only one reportable operating segment.

New Accounting Pronouncements - The Financial Accounting Standards Board issued
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

During 2001, the Financial Accounting Standards Board issued SFAS No. 142,
Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APPB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounted for after they have been initially recognized in the financial statements. Among other provisions, SFAS No. 142 discontinues the amortization of goodwill and instead requires that goodwill be evaluated periodically for impairment. Goodwill determined to be impaired is charged to operations in the period of impairment. The Company adopted SFAS No. 142 in 2002 and does not believe the adoption will have a material effect on the financial position or results of operations of the Company.

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

Praxis and AW had also entered into an employment agreement (the "Employment
Agreement"), providing for the employment of AW by Praxis. Under the Employment
Agreement, AW agreed to serve as president and chief executive officer of Praxis for a term of five years (which may be extended for one or more years with the written agreement of the parties). Under the Employment Agreement, AW was granted the authority to formulate the recommendations to WebBank on behalf of
Praxis pursuant to the Management Agreement. During January 2000, AW and the
Company terminated their relationship. (Note 15.)

3.          INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unearned gains and losses are summarized as follows:

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      December 31, 2001

                                                                       Held-to-maturity
                                       ----------------------------------------------------------------------------------
                                                                    Gross                 Gross              Estimated
                                        Amortized cost        unrealized gains      unrealized losses           fair
                                                                                                               value
                                       ----------------      -----------------     -----------------     -----------------
               Collateralized MBS      $             25      $               2     $              -      $              27
                                       ================      =================     =================     =================

                                                                      Available-for-sale
                                       ----------------------------------------------------------------------------------
                                                                    Gross                 Gross              Estimated
                                        Amortized cost        unrealized gains      unrealized losses           fair
                                                                                                               value
                                       ----------------      -----------------     -----------------     -----------------

               Collateralized MBS      $            260      $               -     $             (1)     $             259

               Equity securities                      -                      3                     -                     3
                                       ----------------      -----------------     -----------------     -----------------

                                       $            260      $               3     $             (1)     $             262
                                       ================      =================     =================     =================

                                                                       December 31, 2000

                                                                        Held-to-maturity
                                      -----------------------------------------------------------------------------------
                                                                    Gross                 Gross              Estimated
                                        Amortized cost        unrealized gains      unrealized losses           fair
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
                                      =================      =================     =================     =================

                                                                      Available-for-sale
                                      -----------------------------------------------------------------------------------
                                                                    Gross                 Gross              Estimated
                                        Amortized cost        unrealized gains      unrealized losses           fair
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
                                      =================      =================     =================     =================

The amortized cost and estimated market value of investment securities at
December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without penalties.

                                                          Held-to-maturity                          Available-for-sale
                                              --------------------------------------      --------------------------------------
                                                                     Estimated fair                              Estimated fair
                                                Amortized cost           value              Amortized cost           value
               Mortgage backed securities     $              25    $              27      $             260    $             259
               Equity securities                              -                    -                      -                    3
                                              -----------------    -----------------      -----------------    -----------------
                                              $              25    $              27      $             260    $             262
                                              =================    =================      =================    =================

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.          LOANS

Loans at December 31, 2001 and 2000 are summarized as follows:

                                                 2001             2000
                                              ----------      ----------
               Commercial loans             $   12,604    $      11,634
               Installment loans                   341              947
               Deferred income                    (334)            (450)
                                              ----------      ----------
                                            $   12,611     $     12,131
                                              ==========      ==========

Loans to fifteen customers comprise approximately 92 percent of total loans at
December 31, 2001. As of December 31, 2001, $652 of the loans in the portfolio are at a fixed rate ($0 at December 31, 2000) and $341 of the Bank's loans were unsecured ($947 at December 31, 2000). The ability of the borrowers to repay their obligations is dependent upon economic conditions within their respective regions as well as the financial condition of the borrowers.

The Company had $2,027 of loans on which the accrual of interest has been discontinued or reduced as of December 31, 2001. If income on those loans had been accrued, such income would have approximated $299 for 2001.

The following is a summary of information pertaining to impaired loans:

                                                                   2001              2000
                                                                 --------           -------
            Total impaired loans                              $    2,027           $       -
            Valuation allowance related to impaired loans     $    1,045           $       -

The valuation allowance for impaired loans is included in the allowance for loan losses below:

                                                                 2001                   2000
                                                                 ------                 ----

Interest income recognized on impaired loans                   $     58             $      -
Interest income recognized on a cash basis
     on impaired loans                                         $     70             $      -

5.          ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is summarized as follows:

                                                                       2001            2000
                                                                   ------------    -----------
                    Beginning balance                             $      1,077    $       472
                    Additions:
                        Provision for loan losses                        1,682            917
                        Recoveries                                           -              -
                    Deduction-loan charge-offs                           (787)          (312)
                                                                   ------------    -----------
                    Ending balance                                $      1,972    $     1,077
                                                                   ============    ===========

The Company considers the allowance for loan losses adequate to cover losses inherent in loans and loan commitments at December 31, 2001. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process and that of its regulators, will not require significant increases in the allowance for loan losses.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.          RELATED PARTY TRANSACTIONS

Pursuant to the Management Agreement approved by a majority of the Company's disinterested directors, Steel Partners Services, Ltd. ("SPS") provides the
Company with office space and certain management, consulting and advisory services. The Management Agreement is automatically renewed on an annual basis until terminated by either party, at any time and for any reason, upon at least
60 days' written notice. The Management Agreement also provides that the Company shall indemnify, save and hold SPS harmless from and against any obligation, liability, cost or damage resulting from SPS's actions under the terms of the
Management agreement, except to the extent occasioned by gross negligence or willful misconduct of SPS's officers, directors or employees. In consideration of the services rendered by SPS, the Company pays to SPS a fixed monthly fee, which is adjustable annually upon agreement of the Company and SPS. During the fiscal years ended December 31, 2001 and 2000, SPS received fees of $231,000 and
$310,000, respectively, from the Company. The Company believes that the cost of obtaining the type and quality of services rendered by SPS under the Management
Agreement is no less favorable than the cost at which the Company could obtain from unaffiliated entities.

          Pursuant to the Employee Allocation Agreement between WebBank and SPS dated March 15, 2001, Mr. Jim Henderson, an employee of SPS and executive officer of the Company, performs services in the area of management, accounting and finances and such other services as are reasonably requested by WebBank. In consideration of the services provided, WebBank pays SPS $100,000 per annum.
During the fiscal year ended December 31, 2001, SPS received fees of $79,000.
The agreement will continue in force until terminated by either of the parties upon 30 days written notice. The Company and WebBank believe that the cost of obtaining the type and quality of services rendered by Mr. Henderson under the
Employee Allocation Agreement is no less favorable than the cost at which the
Company could obtain from unaffiliated entities. SPS is owned by an entity which is controlled by Warren Lichtenstein, the Company's President and Chief
Executive Officer.

7.          CERTIFICATES OF DEPOSIT

         Certificates of deposits as of December 31are summarized as follows:

                                                                  Weighted                       Weighted
                                                                   average                        average
                                                                    rate           2001            rate             2000
                                                                  ---------    ----------------------------      --------
               Certificates of deposit greater than $100,000        2.53%      $    7,219          6.67%       $    8,279
               Other certificates of deposit                        4.25%               1          6.76%            1,603
                                                                                  ---------                      ---------
                                                                    2.53%      $    7,220          6.69%       $    9,882
                                                                                  =========                      =========

          Time certificates of deposit mature at various dates throughout 2002.

8.          SHORT-TERM BORROWINGS

On October 26, 2000, WebBank was approved for a $2,500 federal funds line of credit with another commercial bank. The interest rate approximates the federal funds rate and can be outstanding for no more than 60 days without paying the line down in full. The line of credit will be used to fund loan originations prior to sale of the guaranteed portion. The average borrowings in the federal funds line of credit for the year ended December 31, 2001 were $185. The maximum outstanding at any month end during the year ended December 31, 2001 was $844, and the average rate during 2001 was 3.58%. As of December 31, 2001 there was no outstanding balance under the line of credit. The federal funds line of credit was not utilized in 2000.

WebBank had an unsecured operating line of credit from a commercial bank that matured April 30, 2000, which allowed

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WebBank to borrow up to $3,000. Interest was payable monthly at the commercial bank's prime rate plus 100 basis points. The operating line of credit was subject to certain minimum financial covenants. The average borrowings on the operating line of credit for the year ended December 31, 2000, were $64, the maximum outstanding at any month-end during the year ended December 31, 2000 was
$775, and the average rate during 2000 was 5.7%. WebBank did not seek to renew the line of credit when it expired on April 30, 2000.

9.          PREMISES AND EQUIPMENT

            Premises and equipment at December 31, are summarized as follows:

                                                                                    2001            2000
                                                                                    ----            ----
                 Leasehold improvements                                     $        112   $         112
                 Furniture and equipment                                             216             202
                                                                             -----------    ------------

                                                                                     328             314
                 Less accumulated depreciation and amortization                      251             204
                                                                             -----------    ------------

                                                                            $         77   $         110
                                                                             ===========    ============

10.         STOCKHOLDERS' EQUITY

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

Members of the Company's board of directors contributed cash of $22 to the
Company in 2000 and $180 in 1999. No shares were issued as a result of these transactions. The Company recorded the contribution as an addition to paid-in-capital.

11.         STOCK OPTIONS AND WARRANTS

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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity:

                                             Year ended                   Year ended                           Year ended
                                          December 31, 2001           December 31, 2000                    December 31, 1999

                                                   Weighted-                      Weighted-                              Weighted-
                                     Number         average          Number        average            Number              average
                                    of shares       exercise        of shares     exercise           of shares           exercise
                                    (1,000's)        price          (1,000's)       price            (1,000's)             price
                                  ----------------------------   -------------------------------   ---------------------------------
Options outstanding at
  beginning of year                    467          $   4.04          442         $   4.08               504          $   3.72

Options granted                          8          $   2.81           25         $   3.44                52          $   6.25

Options cancelled                       (6)         $   4.13           --         $    --                --           $    --

Options exercised                      --                --            --         $    --               (114)         $   3.64

Options outstanding at
  end of year                          469          $   4.02          467         $   4.04               442          $   4.08

Options exercisable at
  end of year                          456          $   4.04          441         $   4.01               369          $   4.01

Weighted-average fair
  value of options granted
  during the year                                   $   2.81                      $   3.44                            $   2.71

The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                                  Options outstanding                        Options exercisable
                                                  -------------------                        -------------------

                                    Number             Weighted                           Number
                                  outstanding           average          Weighted-      exercisable          Weighted-
                Range of              at               remaining          average           at                average
                exercise         December 31,         contractual        exercise      December 31,          exercise
                 Prices              2001            life in years         price           2000                price
                 ------              ----            -------------         -----           ----                -----

           $ 2.550 to 4.313           367                1.6              $  3.61            354             $   3.62
           $ 4.314 to 6.470            70                1.8              $  4.81             70             $   4.81
           $ 6.471 to 7.000            32                2.6              $  6.94             32             $   6.94
                                     ----                                                   ----
                                      469                                 $  4.02            456             $   4.04
                                      ===                                                    ===

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been changed to the following pro forma amounts:

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  Year ended         Year ended       Year ended
                                                 December 31,       December 31,     December 31,
                                                     2001               2000             1999
                                                     ----               ----             ----

           Net loss                As reported   $   (2,403)         $     (57)      $   (1,610)
                                   Pro forma     $   (2,425)         $    (110)      $   (1,861)
           Basic and diluted
             net loss per
             share                 As reported   $    (0.55)         $   (0.01)      $    (0.37)
                                   Pro forma     $    (0.56)         $   (0.03)      $    (0.43)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2001, 2000 and 1999. Risk-free interest rates of 4.5 percent, 6.3 percent, and 4.7 percent, respectively;
expected dividend yields of 0 percent for all years; expected lives of 5 years for all years; and expected volatility of 69 percent, 61 percent, and 42 percent, respectively. The fair value for options granted to non-employees for services was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2001:
risk-free interest rate of 4.5 percent, expected dividend yield of 0 percent, expected lives of 5 years, and expected volatility of 69 percent. Compensation of $61 was charged to expense as a result of options issued to non-employees in
1999. No options were granted to non-employees for services during the years ended December 31,2001 and 2000.

Warrants were issued to stockholders in 1995 related to the Company's Bankruptcy filing in 1993. The number of Company warrants exercisable at December 31, 2001 is 4,286. The exercise price is updated annually in April and as of April 2001 is $13.63 per warrant. To acquire one share of Company stock, a warrant holder must exercise two warrants and pay $27.68. All warrants outstanding expire April
28, 2002.

12.         EMPLOYEE BENEFIT PLAN AND INCENTIVE PROGRAM

WebBank has a 401(k) profit sharing plan, covering employees who meet age and service requirements. Plan participants vest ratably and are fully vested after five years of service. WebBank matches employee contributions up to five percent of covered compensation at two hundred percent of the employee's contribution.
Contributions to the plan amounted to approximately $55, $92, and $60 for the years ended December 31, 2001, 2000, and 1999.

13.         INCOME TAXES

The Company reported $11 in income tax expense for the year ended December 31,
2001 and $0 in the years ended December 31, 2000 and 1999. The difference between the expected tax benefit and actual tax benefit is primarily attributable to the effect of the net operating losses, offset by an increase in the Company's deferred tax asset valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       December 31,    December 31,
                                                           2001            2000
                                                           ----            ----
             Deferred tax assets:
     Net operating loss carryforward                      $15,044        $14,478
     Accrued vacation                                           5             12
     Allowance for loan losses                                736            401
     Premises and equipment                                    34             32
                                                          -------        -------
        Total deferred tax assets                          15,819         14,923
          Less valuation allowance                         15,819         14,923
                                                          -------        -------
     Net deferred tax assets                              $  --          $  --
                                                          =======        =======

The net change in the total valuation allowance for the year ended December 31,
2001 was an increase of $896.

At December 31, 2001, the Company had net operating loss carry forwards of approximately $40,333 that are scheduled to expire from 2009 through 2021. The
Company has treated such net operating losses in accordance with Section
382(l)(5) of the Internal Revenue Code. As a result, there is approximately
$19,000 in net operating losses incurred prior to the Effective Date as well as
$21,333 incurred subsequent to the Effective Date available as carryovers. All net operating losses may be subject to certain limitations on utilization.

14.         DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS

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

15.         COMMITMENTS AND CONTINGENCIES

Leases
------

The Company has entered into various operating leases for office space. The schedule of future minimum operating lease payments as of December 31, 2001, is summarized as follows:

              2002                         $       126
              2003                                 102
              2004                                 102
              2005                                  25
              Thereafter                             -
                                            -----------
                                           $       355
                                            ===========

The Company's rental expense for the years ended December 31, 2001, 2000, and
1999 amounted to approximately $141, $147, and $199.

The Company is a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans. At December 31, 2001 and 2000, the
Company's undisbursed commercial loan commitments totaled approximately $600 and
$12,000 respectively. For the same periods, the Company's undisbursed consumer credit card loan commitments totaled approximately $2,876 and $2,700, respectively.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Event
----------------

During January 2000, a former officer/director of one of the Company's subsidiaries, Praxis, filed a lawsuit against the Company, Praxis and Holdings.
The lawsuit alleges that Praxis breached its employment agreement with the former officer. The lawsuit also asserts claims for interference with contract and unjust enrichment based upon the alleged wrongful termination of his employment contract with Praxis.

On March 4, 2002 the matter was submitted to binding arbitration. The arbitration panel found no breach of contract and no intentional interference with the former officer's contractual rights. However, under the declaratory relief cause of action, the panel found that the former officer was entitled to the termination pay out provision in his employment agreement. Under this provision, the former officer could potentially be entitled to receive certain compensation based on either the third party valuation of WebBank and the
Company, or if the valuation is rejected by the Company, the proceeds of a forced sale of WebBank. While the former officer would not be entitled to receive any compensation in the event that the sale does not exceed a predetermined figure as provided in the employment agreement, the Company may be forced to sell WebBank if the sale price exceeds the predetermined figure even if the Company does not want to sell WebBank. In addition, if the sale price of
WebBank exceeds the predetermined figure but is less than the valuation, the
Company may be required to sell WebBank at less than its value.

The Company believes that based on its expectations of the valuation results, it will not be required to put WebBank up for sale and that the former officer will not be entitled to any termination pay out under the terms of the employment agreement.

16.         REGULATORY REQUIREMENTS

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
Management believes, as of December 31, 2001 that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Federal Deposit
Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework. To be categorized as "well capitalized" the Bank must maintain certain Total and Tier I capital to risk-weighted assets and Tier I capital to average quarterly assets ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital amounts and ratios are summarized as follows (in thousands):

                                                                                 Well capitalized           Minimum capital
                                                              Actual               requirement                requirement
                                                       --------------------     -------------------      ---------------------
                                                        Amount       Ratio        Amount     Ratio        Amount       Ratio
                                                       --------    --------     ---------   -------      --------     --------
            As of
           December 31, 2001:

           Total Capital (Tier 1 + Tier 2) to risk
           weighted assets                             $ 3,759      36.5%         $ 1,031    10.0%         $  825      8.0%

           Tier I Capital to risk weighted assets      $ 3,609      35.0%         $   619     6.0%         $  412      4.0%

           Tier I Capital to average assets
           (Leverage Ratio)                            $ 3,609      31.5          $   573     5.0%         $  459      4.0%

                                                                                Well capitalized          Minimum capital
                                                              Actual              requirement               requirement
                                                       -------------------     ------------------      --------------------
                                                         Amount     Ratio        Amount    Ratio        Amount       Ratio
                                                       ---------  --------     ---------  -------      --------     -------
            As of
           December 31, 2000:

           Total Capital (Tier 1 + Tier 2) to risk
           weighted assets                             $  5,583    36.2%        $  1,541    10.0%       $  1,233     8.0%

           Tier I Capital to risk weighted assets      $  5,379    34.9%        $    925     6.0%       $    617     4.0%

           Tier I Capital to average assets
           (Leverage Ratio)                            $  5,379    26.6%        $  1,012     5.0%       $    810     4.0%

17.         SERVICING ASSETS AND LIABILITIES

In connection with certain businesses in which the Company sells originated or purchased loans with servicing retained, servicing assets or liabilities are recorded based on the relative fair value of the servicing rights on the date the loans are sold. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income and expense. At
December 31, 2001 and 2000, net servicing assets, which are included in other assets, were $ 102 and $ 278, respectively. Servicing assets are periodically evaluated for impairment based on the fair value of those assets. During 2001,
2000 and 1999, the Company recorded $49, $244, and $114 of servicing assets, respectively, and $225, $35, and $8 of amortization, respectively.

18.         MISCELLANEOUS INCOME

            Miscellaneous income at December 31, is summarized as follows:

                                               2001      2000      1999
                                               ----      ----      ----

               Loan servicing fees             $290      $350      $ 65
               Termination fees                  74       --        --
               Operations recovery               40       --        --
               Loan securitization fees         --        421       --
               Other                             10        83       147
                                               ----      ----      ----
                                               $414      $854      $212
                                               ====      ====      ====

