Form 10-Q
period 2002-03-31
WEBFINANCIAL CORP
filed 2002-05-15
CIK 85149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
            (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

            As of May 10, 2002,  4,366,866  shares of the issuer's Common Stock,
$.001 par value (the "Common Stock") were issued and outstanding.

                                Table of Contents

                                                                        Page No.
                                                                        --------
                          Part I Financial Information

Item 1.     Consolidated Financial Statements:

            Consolidated Statements of Financial Condition as of
            March 31, 2002 (unaudited) and December 31, 2001                2

            Consolidated Statements of Operations
            for the three months ended March 31, 2002 and 2001 (unaudited)  4

            Consolidated Statements of Cash Flows
            for the three months ended March 31, 2002 and 2001 (unaudited)  5

            Notes to Consolidated Financial Statements (unaudited)          7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk     12

                            Part II Other Information

Item 6.     Exhibits and Reports on Form 8-K                               14

Signatures                                                                 15

PART I  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands except per share data)

                                                                March 31, 2002     December 31, 2001
                                                                --------------     -----------------
                                                                 (unaudited)
                                          Assets

Cash and due from banks                                           $ 4,213            $ 4,961
Federal funds sold                                                  2,907                134
                                                                  -------            -------
      Total cash and cash equivalents                               7,120              5,095

Investment securities
       Held-to-maturity (estimated fair value $23 at March
            31, 2002 and $27 at December 31, 2001)                     22                 25
       Available-for-sale                                             708                262
                                                                  -------            -------
            Total investment securities                               730                287

Loans, net of unearned fees                                        15,160             12,611
Less allowance for loan loss                                        2,011              1,972
                                                                  -------            -------
            Total loans, net                                       13,149             10,639

Foreclosed assets                                                     430                449
Premises and equipment,
        net of accumulated depreciation and amortization               66                 77
Accrued interest receivable                                            76                 54
Goodwill, net of accumulated
        amortization of $394 in 2002 and 2001                       1,380              1,380
Other assets                                                          997                897
                                                                  -------            -------

                                                                  $23,948            $18,878
                                                                  =======            =======
       Liabilities and Stockholders' Equity
Deposits:
        Non interest-bearing demand                               $    24            $    75
        Interest-bearing:
            MMA and NOW deposits                                      404                 19
            Certificates of deposit                                12,281              7,220
                                                                  -------            -------
                  Total deposits                                   12,709              7,314
        Other liabilities                                             190                170
                                                                  -------            -------
            Total liabilities before minority interest             12,899              7,484

Commitments and contingencies                                        --                 --

Minority interest                                                     316                324

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
                  (Amounts in thousands except per share data)

                                                             March 31, 2002    December 31, 2001
                                                             --------------    -----------------
                                                             (unaudited)
Stockholders' Equity
Preferred stock, 10,000,000 shares authorized, none issued       --                 --
Common stock, 50,000,000 shares authorized;
   $.001 par value, 4,366,866 shares issued
   and outstanding at March 31, 2002 and
   December 31, 2001                                                4                  4
Paid-in capital                                                36,606             36,606
Accumulated other comprehensive income (loss)                     (59)                 2
Accumulated deficit                                           (25,818)           (25,542)
                                                             --------           --------

      Total stockholders' equity                               10,733             11,070
                                                             --------           --------
                                                             $ 23,948           $ 18,878
                                                             ========           ========

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                            For the Three Months Ended
                                                                         March 31, 2002        March 31, 2001
                                                                         --------------        --------------
Interest income
      Loans, including fees                                              $   401               $   396
      Cash equivalents                                                        18                    69
      Federal funds sold                                                       6                    25
      Investment securities                                                    8                     7
                                                                         -------               -------
            Total interest income                                            433                   497

Interest expense                                                              66                   161
                                                                         -------               -------
                  Net interest income before provision for
                  loan losses                                                367                   336

Provision for loan losses                                                     45                   577
                                                                         -------               -------
                   Net interest income (loss) after provision for
                   loan losses                                               322                  (241)
                                                                         -------               -------

Noninterest income
      Gain on sale of loans                                                 --                     219
      Fee income                                                             136                   190
      Miscellaneous income, net                                               63                   180
                                                                         -------               -------
            Total noninterest income                                         199                   589

Noninterest expenses
      Salaries, wages, and benefits                                          256                   315
      Professional and legal fees                                            257                   127
      Occupancy expense                                                       50                    49
      Amortization of goodwill                                              --                      30
      Other general and administrative                                       242                   247
                                                                         -------               -------
            Total noninterest expenses                                       805                   768
                                                                         -------               -------
                  Operating loss                                            (284)                 (420)

Income tax expense                                                          --                       8
                                                                         -------               -------

      Loss before minority interests                                        (284)                 (428)

Loss attributable to minority interests                                        8                    29
                                                                         -------               -------

      Net loss                                                           $  (276)              $  (399)
                                                                         =======               =======

Basic and diluted net loss per share                                     $  (.06)              $  (.09)
Weighted average number of common shares and
  common share equivalents, basic and diluted                              4,367                 4,367

          See accompanying notes to consolidated financial statements

                                        4

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Amounts in thousands)

                                                                            For the Three Months Ended
                                                                        March 31, 2002    March 31, 2001
                                                                        --------------    --------------
Cash flows from operating activities:
Net loss from operations                                                $  (276)          $  (399)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Minority interest                                                      (8)              (29)
      Depreciation and amortization                                          12                10
      Gain on sale of loans                                                --                (219)
      Common stock granted in lieu of cash                                 --                  47
      Provision for loan losses                                              45               577
      Accretion of loan income and fees, net                                (34)              (28)
      Amortization of goodwill                                             --                  30
      Amortization of servicing assets                                        6                20
Changes in operating assets and liabilities:
      Accrued interest receivable                                           (22)               77
       Other assets                                                        (107)              149
       Other liabilities                                                     20              (431)
                                                                        -------           -------
          Net cash used in operating activities                            (363)             (196)

Cash flows from investing activities:
      Principal payments received on held-to-maturity securities              3              --
      Principal payments received on available-for-sale securities         --                  38
      Purchases of available-for-sale securities, net                      (507)
      Purchase of premises and equipment                                     (1)             --
      Cash received on settlement of loan sale                             --               4,250
      Proceeds from collections on foreclosed assets in lieu of
            loan payments                                                    19              --
      Loans originated and principal collections, net                    (2,521)           (1,236)
                                                                        -------           -------
          Net cash provided by (used in) investing activities            (3,007)            3,052

Cash flows from financing activities:
      Net decrease in noninterest bearing deposits                          (51)             --
      Net increase in MMA and NOW deposits                                  385              --
      Net increase (decrease) in certificates of deposit                  5,061              (942)
                                                                        -------           -------
                  Net cash provided by (used in) financing activities     5,395              (942)

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
                             (Amounts in thousands)

                                                          For the Three Months Ended
                                                      March 31, 2002    March 31, 2001
                                                      --------------    --------------

Net increase in cash and cash equivalents                 2,025             1,914

Cash and cash equivalents at beginning of period          5,095             6,162
                                                         ------            ------

Cash and cash equivalents at end of period               $7,120            $8,076
                                                         ======            ======

Supplemental disclosure of additional cash activities:
      Cash paid for interest                             $   44            $  134
      Cash paid for income taxes                         $ --              $    8

Noncash investing and financing activities:
      At  March  31,   2002,   the  Company  had  a  net   unrealized   loss  on
available-for-sale  securities  of  $59.  As  a  result,  an  accumulated  other comprehensive  loss of $61 was recorded in the  stockholders'  equity section of the consolidated statements of financial condition.

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
          (All numbers except shares and per share data in thousands)

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Basis  of   Presentation--The   accompanying   interim  consolidated
financial  statements of  WebFinancial  Corporation  and its  subsidiaries  (the
"Company")  are  unaudited  and  have  been  prepared  in  conformity  with  the requirements of Regulation S-X promulgated under the Securities  Exchange Act of
1934, as amended (the "Exchange Act"),  particularly  Rule 10-01 thereof,  which governs the presentation of interim financial statements.  Accordingly,  they do not  include  all  of the  information  and  footnotes  required  by  accounting principles  generally accepted in the United States of America. The accompanying interim consolidated financial statements should be read in conjunction with the
Company's  significant  accounting  policies  as  set  forth  in  Note  1 to the consolidated  financial  statements in the Company's  Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 10-K").  The consolidated
Statement of Financial  Condition  at December 31, 2001 was  extracted  from the
Company's audited consolidated  financial statements contained in the 2001 10-K, and does not include all disclosures required by accounting principles generally accepted  in the United  States of America  for  annual  consolidated  financial statements.

            In the opinion of management,  all adjustments  (comprised of normal recurring accruals) necessary for the fair presentation of the interim financial statements  have been made.  Operating  results for the quarter  ended March 31,
2002 are not necessarily  indicative of the results that may be expected for the year ending December 31, 2002.

2.          ORGANIZATION AND RELATIONSHIPS

            The  consolidated   financial   statements   include  the  financial
statements  of  WebFinancial  Corporation  and  its  subsidiaries:  WebFinancial
Holding  Corporation,  a wholly owned  subsidiary  of the Company  ("Holdings"),
WebBank ("WebBank"),  Praxis Investment Advisers, Inc. ("Praxis"),  WebFinancial
Government Lending,  Inc.  ("Lending"),  and Web Film Financial,  Inc. ("Film"),
collectively referred to as the Company. WebBank is a Utah-chartered  industrial loan corporation,  and is subject to comprehensive regulation,  examination, and supervision by the Federal Deposit Insurance Corporation ("FDIC"), and the State
of Utah Department of Financial  Institutions.  WebBank provides  commercial and consumer specialty finance services.  All intercompany accounts and transactions have been eliminated in consolidation.

3.          GOODWILL

            As of January 1, 2002,  the Company  adopted  Statement of Financial
Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS
142). SFAS 142 changes the accounting for goodwill from an  amortization  method to an impairment-only approach. Thus, effective January 1, 2002, the Company has ceased  amortization of goodwill,  including  goodwill recorded in past business combinations. The Company does not have any intangible assets with indeterminate lives other than goodwill.

            In connection with the transitional goodwill impairment  evaluation,
SFAS 142 requires the Company to perform an  assessment  of whether  there is an indication  that goodwill is impaired as of January 1, 2002. To accomplish  this the Company must identify its reporting  units and determine the carrying  value of each  reporting unit by assigning the assets and  liabilities,  including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  The Company will then have until June 30, 2002,  to determine  the fair  value  of each  reporting  unit and  compare  it to the  reporting  unit's carrying  amount.  To the extent a reporting  unit's carrying amount exceeds its fair value,  an  indication  exists that the  reporting  unit's  goodwill may be impaired  and the  Company  must  perform  the second  step of the  transitional impairment test.

            In the second step,  the Company must compare the implied fair value of the reporting unit's goodwill,  determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation, to its carrying amount, both of which would be  measured as of January 1, 2002.  This second step is required to be  completed  as soon as possible,  but no later than  December  31, 2002.  Any transitional  impairment  loss will be  recognized  as a cumulative  effect of a change in accounting principle in the Company's statement of operations.

            The following  table  reconciles  the Company's net earnings for the three  months  ended  March  31,  2002 and 2001  adjusted  to  exclude  goodwill amortization pursuant to SFAS 142 to amounts previously reported:

                                                      Three Months Ended
                                             March 31, 2002    March 31, 2001

Net loss
      Reported net loss                       $    (276)          $(399)
      Add back: Goodwill amortization                --              30
                                               ---------          -----
      Adjusted net loss                       $    (276)          $(369)
                                               =========          =====
Loss per share - basic and diluted
      Reported net loss                            (.06)          $(.09)
      Goodwill amortization                          --              --
                                               ---------          -----
      Adjusted net loss                       $    (.06)          $(.09)
                                               =========          =====

4.          OTHER COMPREHENSIVE INCOME (LOSS)

            Other comprehensive income (loss) is defined as the change in equity during a  period,  from  transactions  and  other  events  not  included  in net
earnings,   excluding  changes  resulting  from  investments  by  owners  (e.g., supplement stock offerings) and distributions to owners (e.g., dividends).

            As of  March  31,  2002,  accumulated  comprehensive  income  (loss)
consisted of the following:

            Balance at December 31, 2001              $           2
            Net change during the period related
                        to unrealized holding loss              (61)
                        on AFS securities arising
                        during the period.
                                                       ------------
            Balance at March 31, 2002                  $        (59)
                                                       ============

Item 2.     Management's  Discussion  and  Analysis of Financial  Condition  and
            Results of Operations

                The following  discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto presented elsewhere herein.

CHANGES IN FINANCIAL CONDITION
March 31, 2002 Compared to December 31, 2001

                Total assets  increased by  $5,070,000  during the quarter ended
March 31, 2002. In January 2002,  WebBank began  factoring  commercial  accounts receivable.  The  balance  of  factored  accounts  receivable  at  March  31 was
$1,904,000.  Other changes in total assets involved  increases at WebBank in the commercial  lease portfolio of $394,000 and in federal funds sold of $2,773,000.
The change in the Company's  total assets was funded with a $5,061,000  increase in certificates  of deposit at WebBank.  Nonaccrual  loans at WebBank  decreased from $2,027,000 at December 31, 2001 to $1,570,000 at March 31, 2002,  mainly as the result of the successful restructuring of a large commercial loan.

CHANGES IN RESULTS OF OPERATIONS
Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

                The net loss for the quarter  ended March 31, 2002 was  $276,000 or $(.06) per share  compared  to a net loss of $399,000 or $(.09) per share for the same period in 2001. The Company's  earnings for the quarter ended March 31,
2002 were not  impacted  significantly  by  WebBank's  new  commercial  accounts receivable factoring program.

                Net interest income after provision for loan losses increased by
$563,000  between the two periods  primarily  due to a decrease in the provision for loan losses of $532,000.  During  2001,  WebBank  aggressively  reserved for losses on a number  of loans in its  commercial  loan  portfolio.  WebBank  also discontinued  its  commercial  loan  origination  program  and  took  aggressive measures to resolve any problem loans remaining in the portfolio.  These actions resulted in the period to period reduction of the loan loss provision.

                Noninterest   income  decreased  by  $390,000  between  the  two
periods. Discontinuance of the commercial loan origination program at WebBank in
2001  resulted  in a decrease in gain on sale of loans of  $219,000.  Fee income declined by $54,000 because  WebBank's payday lending and structured  settlement programs  were  discontinued  in 2001.  The  unfavorable  impact of this loss of business was partially offset by new student loan and medical  treatment lending programs. Miscellaneous income declined by $117,000 in large part because of the discontinuance of one of two servicing  relationships in WebBank's private label credit card program in early 2001.

                Noninterest   expense  increased  by  $37,000  between  the  two
periods.  The salary,  wages,  and  benefits  expense  reduction  of $59,000 was attributable  to staff  reductions  made in October of 2001.  This  decrease  in staffing  expense was offset by a $130,000  increase in  professional  and legal fees due to a combination of new program  development  costs and aggressive loan collection efforts in 2002.

LIQUIDITY AND CAPITAL RESOURCES

                The  Company's  liquidity  generally  comes from either cash and cash  equivalents  or borrowings by WebBank.  At March 31, 2002 and December 31,
2001, the Company's cash and cash equivalents totaled $7,120,000 and $5,095,000, respectively.  Funding for WebBank is obtained  primarily from  certificates  of deposit obtained through brokers and from a $235,000 secured line of credit with a local correspondent bank.  Management believes that the Company's current cash and cash  equivalent  balances,  expected  operating  cash  flows,  and  WebBank borrowing  sources are adequate to meet its liquidity needs through at least the next 12 months.

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

            Market  Risk.  The fair  value of the  Company's  loans and  deposit accounts  at March 31,  2002  approximated  their book  value.  Market  risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted  average lending rate at March 31, 2002.  Although most of the interest on the Company's loans are indexed to a market rate,  there would be no material effect on the future  earnings or cash flows related to the Company's total debt for such a hypothetical change.

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

                                       13

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

Date:  May 15, 2002                     WebFinancial Corporation

                                        By:  /s/Warren G. Lichtenstein
                                             -----------------------------
                                             Warren G. Lichtenstein
                                             President and Chief Executive
                                             Officer

                                        By:  /s/Glen M. Kassan
                                             --------------------------------
                                             Glen M. Kassan
                                             Vice President and Chief Financial
                                             Officer

                                  EXHIBIT INDEX

11          Statement Regarding Computation of Net Loss Per Share