Form 10-Q
period 2002-06-30
WEBFINANCIAL CORP
filed 2002-08-14
CIK 85149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
   (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

            As of August 9, 2002, 4,366,866 shares of the issuer's Common Stock,
$.001 par value (the "Common Stock") were issued and outstanding.

                                Table of Contents

                                                                        Page No.
                                                                        --------

                          Part I Financial Information

Item 1.     Consolidated Financial Statements:

            Consolidated Statements of Financial Condition as of
            June 30, 2002 (unaudited) and December 31, 2001               2

            Consolidated Statements of Operations for the three
            months ended June 30, 2002 and 2001 (unaudited)               4

            Consolidated Statements of Operations for the six months
            ended June 30, 2002 and 2001 (unaudited)                      5

            Consolidated Statements of Cash Flow
            for the six months ended June 30, 2002 and 2001 (unaudited)   6

            Notes to Consolidated Financial Statements (unaudited)        8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk   12

                            Part II Other Information

Item 6.     Exhibits and Reports on Form 8-K                             14

Signatures                                                               15

PART I  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands except per share data)

                                                               June 30, 2002    December 31, 2001
                                                               -------------    -----------------
                                                                (unaudited)
                      Assets
Cash and due from banks                                           $ 3,919            $ 4,961
Federal funds sold                                                  1,347                134
                                                                  -------            -------
      Total cash and cash equivalents                               5,266              5,095

Investment securities
       Held-to-maturity (estimated fair value $21 at June
            30, 2002 and $27 at December 31, 2001)                     20                 25
       Available-for-sale                                           1,260                262
                                                                  -------            -------
            Total investment securities                             1,280                287

Loans, net                                                         16,204             12,611
Less allowance for loan loss                                        1,459              1,972
                                                                  -------            -------
            Total loans, net                                       14,745             10,639

Foreclosed assets                                                     462                449
Premises and equipment,
        net of accumulated depreciation and amortization               56                 77
Accrued interest receivable                                           133                 54
Goodwill, net of accumulated
        amortization of $394 in 2002 and 2001                       1,380              1,380
Other assets                                                        1,011                897
                                                                  -------            -------

                                                                  $24,333            $18,878
                                                                  =======            =======

            Liabilities and Stockholders' Equity
Deposits:
        Non interest-bearing demand                               $   295            $    75
        Interest-bearing:
            MMA and NOW deposits                                      408                 19
            Certificates of deposit                                12,190              7,220
                                                                  -------            -------
                  Total deposits                                   12,893              7,314
        Other liabilities                                             245                170
                                                                  -------            -------
            Total liabilities before minority interest             13,138              7,484

Commitments and contingencies                                        --                 --

Minority interest                                                     334                324

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
                  (Amounts in thousands except per share data)

                                                             June 30, 2002       December 31, 2001
                                                             -------------       -----------------
                                                              (unaudited)
Stockholders' Equity
Preferred stock, 10,000,000 shares authorized, none issued       --                        --
Common stock, 50,000,000 shares authorized;
   $.001 par value, 4,366,866 shares issued
   and outstanding at June 30, 2002 and
   December 31, 2001                                                4                         4
Paid-in capital                                                36,606                    36,606
Accumulated other comprehensive income                             61                         2
Accumulated deficit                                           (25,810)                  (25,542)
                                                             --------                  --------
      Total stockholders' equity                               10,861                    11,070
                                                             --------                  --------
                                                             $ 24,333                  $ 18,878
                                                             ========                  ========

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                      For the Three Months Ended
                                                                     June 30, 2002  June 30, 2001
                                                                     -------------  -------------
Interest income
      Loans, including fees                                              $   523    $   339
      Due from banks                                                          14         73
      Federal funds sold                                                       8         16
      Investment securities                                                   22          9
                                                                         -------    -------
            Total interest income                                            567        437

Interest expense                                                              80        113
                                                                         -------    -------

                  Net interest income before provision for
                  loan losses                                                487        324

Provision for loan losses                                                   (185)       289
                                                                         -------    -------

                   Net interest income after provision for
                   loan losses                                               672         35
                                                                         -------    -------

Noninterest income
      Fee income                                                              80        142
      Miscellaneous income, net                                               81        170
                                                                         -------    -------
            Total noninterest income                                         161        312

Noninterest expenses
      Salaries, wages, and benefits                                          312        286
      Professional and legal fees                                            186        161
      Occupancy expense                                                       45         49
      Amortization of goodwill                                              --           29
      Other general and administrative                                       303        265
                                                                         -------    -------
            Total noninterest expenses                                       846        790
                                                                         -------    -------
                  Operating loss                                             (13)      (443)

Income tax credit                                                            (39)      --
                                                                         -------    -------

      Loss before minority interests                                         (13)      (443)

(Income) loss attributable to minority interests                             (18)        26
                                                                         -------    -------

      Net income (loss)                                                  $     8    $  (417)
                                                                         =======    =======

Basic and diluted net loss per share                                     $   .00    $  (.10)
Weighted average number of common shares and
  common share equivalents, basic                                          4,367      4,367
Weighted average number of common shares and
  common share equivalents, diluted                                        4,367      4,367

          See accompanying notes to consolidated financial statements

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                       For the Six Months Ended
                                                                    June 30, 2002  June 30, 2001
                                                                    -------------  -------------
Interest income
      Loans, including fees                                             $   924    $   735
      Due from banks                                                         32        142
      Federal funds sold                                                     14         41
      Investment securities                                                  30         16
                                                                        -------    -------
            Total interest income                                         1,000        934

Interest expense                                                            146        274
                                                                        -------    -------

                  Net interest income before provision for
                  loan losses                                               854        660

Provision for loan losses                                                  (140)       866
                                                                        -------    -------

                   Net interest income (loss) after provision for
                   loan losses                                              994       (206)
                                                                        -------    -------

Noninterest income
      Gain on sale of loans                                                --          219
      Fee income                                                            216        332
      Miscellaneous income, net                                             144        350
                                                                        -------    -------
            Total noninterest income                                        360        901

Noninterest expenses
      Salaries, wages, and benefits                                         568        601
      Professional and legal fees                                           443        288
      Occupancy expense                                                      95         98
      Amortization of goodwill                                             --           59
      Other general and administrative                                      545        512
                                                                        -------    -------
            Total noninterest expenses                                    1,651      1,558
                                                                        -------    -------
                  Operating loss                                           (297)      (863)

Income tax expense (credit)                                                 (39)         8
                                                                        -------    -------

      Loss before minority interests                                       (258)      (871)

Loss (income) attributable to minority interests                            (10)        55
                                                                        -------    -------

      Net loss                                                          $  (268)   $  (816)
                                                                        =======    =======

Basic and diluted net loss per share                                    $  (.06)   $  (.19)
Weighted average number of common shares and
  common share equivalents, basic                                         4,367      4,367
Weighted average number of common shares and
  common share equivalents, diluted                                       4,367      4,367

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                             (Amounts in thousands)

                                                                           For the Six Months Ended
                                                                      June 30, 2002       June 30, 2001
                                                                      -------------       -------------
Cash flows from operating activities:
Net loss from operations                                                $  (268)          $  (816)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Minority interest                                                      10               (55)
      Depreciation and amortization                                          22                22
      Gain on sale of AFS securities                                         (4)             --
      Gain on sale of loans                                                --                (219)
      Common stock granted in lieu of cash                                 --                  47
      Provision for loan losses                                            (140)              866
      Accretion of loan income and fees, net                                (68)              (47)
      Amortization of goodwill                                             --                  59
      Amortization of servicing assets                                       12                42
      Decrease in valuation allowance on deferred taxes                     (39)             --
Changes in operating assets and liabilities:
      Accrued interest receivable                                           (79)                7
       Other assets                                                        (126)              146
       Other liabilities                                                     75              (624)
                                                                        -------           -------
          Net cash used in operating activities                            (605)             (572)

Cash flows from investing activities:
      Principal payments received on held-to-maturity securities              5                 2
      Principal payments received on available-for-sale securities           93                71
      Purchases of available-for-sale securities                         (1,053)              (12)
      Sales of available-for-sale securities                                 64
      Purchase of premises and equipment                                     (1)             --
      Cash received on settlement of loan sale                             --               4,250
      Sale of foreclosed assets                                              19              --
      Loans originated and principal collections, net                    (3,930)             (339)
                                                                        -------           -------
          Net cash provided by (used in) investing activities            (4,803)            3,972

Cash flows from financing activities:
      Net increase in noninterest bearing deposits                          220              --
      Net increase in MMA and NOW deposits                                  389              --
      Net increase (decrease) in certificates of deposit                  4,970            (4,566)
      Net increase in short term borrowings                                --                 186
                                                                        -------           -------
                  Net cash provided by (used in) financing activities     5,579            (4,380)
                                                                        -------           -------

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited) (continued)
                             (Amounts in thousands)

                                                           For the Six Months Ended
                                                        June 30, 2002    June 30, 2001
                                                        -------------    -------------

Net increase in cash and cash equivalents                    171              (980)

Cash and cash equivalents at beginning of period           5,095             6,162
                                                         -------           -------

Cash and cash equivalents at end of period               $ 5,266           $ 5,182
                                                         =======           =======

Supplemental disclosure of additional cash activities:
      Cash paid for interest                             $    81           $   419
      Cash paid for income taxes                         $  --             $     8

Noncash investing and financing activities:

      At  June  30,   2002,   the   Company  had  a  net   unrealized   gain  on
available-for-sale  securities  of  $100.  As a  result,  the net  deferred  tax liability was increased by $39 and  comprehensive  income of $61 was recorded in the  stockholders'  equity section of the  consolidated  statements of financial condition at June 30, 2002.

      During the quarter ended June 30, 2002,  the Company  acquired real estate in satisfaction of loans in the amount of $32.

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

            In the opinion of  management,  all  adjustments  are  comprised  of normal  recurring  accruals  necessary for the fair  presentation of the interim financial statements.  Operating results for the quarter ended June 30, 2002 are not  necessarily  indicative  of the results  that may be expected  for the year ending December 31, 2002.

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

3.          GOODWILL

            In July 2001, the Financial Accounting Standards Board (FASB) issued
FAS 142, "Goodwill and Other Intangible  Assets".  FAS 142 revises the method of accounting  for goodwill and other  intangible  assets.  FAS 142  eliminates the amortization of goodwill,  but requires  goodwill to be tested for impairment at least  annually at a  reporting  unit level.  FAS 142 became  effective  for the
Company on January 1, 2002.  The  Company  has  completed  the first step of the transitional  goodwill impairment test as required by FAS 142. This initial test indicated that there was no impairment of goodwill.

            The  following  tables  reconcile the Company's net earnings for the three  months and six months  ended June 30,  2002 and 2001  adjusted to exclude goodwill amortization pursuant to SFAS 142 to amounts previously reported:

                                                       Three Months Ended
                                              June 30, 2002          June 30, 2001
                                              -------------          -------------

Net income (loss)
            Reported net income (loss)          $     8                $      (417)
            Add back: Goodwill amortization           -                         29
                                                -------                -----------
            Adjusted net income (loss)          $     8                $      (388)
                                                =======                ===========
Income (loss) per share - basic and diluted
            Reported net income (loss)          $   .00                $      (.10)
            Goodwill amortization                     -                        .01
                                                -------                -----------
            Adjusted net income (loss)          $   .00                $      (.09)
                                                =======                ===========

                                                      Six Months Ended
                                              June 30, 2002          June 30, 2001
                                              -------------          -------------
Net loss
            Reported net loss                   $  (268)               $   (816)
            Add back: Goodwill amortization           -                      59
                                                -------                --------
            Adjusted net loss                   $  (268)               $   (757)
                                                =======                ========
Loss per share - basic and diluted
            Reported net loss                   $  (.06)               $   (.19)
            Goodwill amortization                     -                     .01
                                                -------                --------
            Adjusted net loss                   $  (.06)               $   (.18)
                                                =======                =========

4.          OTHER COMPREHENSIVE INCOME (LOSS)

            Other comprehensive income (loss) is defined as the change in equity during a  period,  from  transactions  and  other  events  not  included  in net
earnings,   excluding  changes  resulting  from  investments  by  owners  (e.g., supplement stock offerings) and distributions to owners (e.g., dividends).

            As  of  June  30,  2002,  accumulated  comprehensive  income  (loss)
consisted of the following:

            Balance at December 31, 2001                    $       2
            Net change during the period related
                        to unrealized holding loss
                        on AFS securities arising
                        during the period.                         59
                                                                   --
            Balance at June 30, 2002                        $      61
                                                            =========

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations

            The  following  discussion  should be read in  conjunction  with the consolidated financial statements of the Company and the notes thereto presented elsewhere herein.

CHANGES IN FINANCIAL CONDITION
June 30, 2002 Compared to December 31, 2001

            Total  assets  increased by  $5,455,000  during the six months ended
June 30, 2002. Almost all of the Company's asset growth occurred at WebBank.  In
January 2002,  WebBank  began  factoring  commercial  accounts  receivable.  The balance of factored accounts  receivable at June 30, 2002 was $2,890,000.  Other changes in total assets  between  December  31, 2001 and June 30, 2002  involved increases in WebBank's  commercial  loan portfolio of $672,000 and federal funds sold of  $1,213,000.  The  increase  in the  Company's  total  assets was funded primarily  with a  $4,970,000  increase in  certificates  of deposit at WebBank.
Other deposits at WebBank increased by $609,000.

CHANGES IN RESULTS OF OPERATIONS
Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

            Net income for the  quarter  ended June 30,  2002 was $8,000 or $.00 per share  compared to a net loss of $(417,000) or $(.10) per share for the same period  in 2001.  The  majority  of the  Company's  $425,000  or $.10 per  share improvement between periods was attributable to WebBank.

            The  Company's net interest  income after  provision for loan losses increased  by  $637,000  between  the two  periods  primarily  due to a $474,000 decrease  in the  provision  for loan losses at WebBank.  During  2001,  WebBank discontinued its commercial lending program.  Subsequent loan paydowns,  payoffs and upgrades at WebBank in the second  quarter of 2002 created  excess loan loss reserves of $185,000.  This excess  reserve was recaptured and taken into income during the quarter ended June 30, 2002.

            Noninterest income for the Company decreased by $151,000 between the two  periods.  Fee  income  declined  by  $62,000  primarily  because  WebBank's commercial loan origination,  payday lending and structured  settlement programs were  discontinued in 2001. The unfavorable  impact of this loss of business was partially  offset by new student loan and medical  treatment  lending  programs.
Miscellaneous  income declined by $89,000 in large part because of non-recurring items in 2001 at WebBank including a program  termination fee and recovery of an operational loss.

            The Company's  noninterest  expense increased by $56,000 between the two  periods.  The  increase  was spread  relatively  evenly  over most  expense categories.  Partially  offsetting the increases in other expense categories was the discontinuance of goodwill  amortization at WebBank at the beginning of 2002 in accordance with Statement of Financial Accounting Standard No. 142.

CHANGES IN RESULTS OF OPERATIONS
Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

            The net loss for the six months  ended June 30, 2002 was  $(268,000)
or $(.06) per share compared to a net loss of $(816,000) or $(.19) per share for the same period in 2001.  The  Company's  improvement  from period to period was
$548,000 or $.13 per share, the majority of which occurred at WebBank.

            The  Company's net interest  income after  provision for loan losses increased by $1,200,000  between the two periods  primarily due to a decrease in the provision for loan losses of $1,006,000 at WebBank.  The  discontinuation of

WebBank's  commercial  loan  program  during  2001  resulted in excess loan loss reserve which was  recaptured  and taken into income during the first six months of 2002.

            Noninterest income for the Company decreased by $541,000 between the two  periods.  Discontinuance  of the  commercial  loan  origination  program at
WebBank in 2001 resulted in a decrease in gain on sale of loans of $219,000.  As stated earlier,  fee income  declined by $116,000  primarily  because  WebBank's commercial loan origination,  payday lending and structured  settlement programs were  discontinued in 2001, which was partially offset by two new fee generating programs.  Miscellaneous  income  declined by $206,000 in large part  because of non-recurring  items in 2001 at WebBank including  start-up and termination fees and recovery of an operational loss.

            The Company's  noninterest  expense increased by $93,000 between the two  periods.  A large  part of the change  was due to a  $155,000  increase  in professional and legal fees. At WebFinancial Corporation, professional and legal fees increased by $91,000 from period to period,  most of which were incurred in the first  quarter of 2002 to defend  against  legal action  brought by a former employee.  WebBank's  professional and legal fees increased by $64,000 primarily as a result of new program  development  costs and  aggressive  loan  collection efforts in 2002. As explained previously, goodwill amortization was discontinued
at WebBank at the  beginning of 2002 in accordance  with  Statement of Financial
Accounting  Standard No. 142. In addition,  the  Company's  reduction in salary, wages, and benefits expense of $33,000 was attributable to staff reductions made by WebBank in October 2001.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's  liquidity  generally  comes from either cash and cash equivalents  or borrowings  by WebBank.  At June 30, 2002 and December 31, 2001,
the Company's  cash and cash  equivalents  totaled  $5,266,000  and  $5,095,000, respectively.  Funding for WebBank is obtained  primarily from  certificates  of deposit  obtained through brokers and from a secured line of credit with a local correspondent bank. Management believes that the Company's current cash and cash equivalent  balances,  expected  operating  cash flows,  and  WebBank  borrowing sources are adequate to meet its  liquidity  needs  through at least the next 12 months.

            The Company  continues to actively  seek  acquisition  transactions.
There can be no assurance that the Company will be able to acquire an additional business,  or that such  business  will be  profitable.  In order to  finance an acquisition,  the Company may be  required  to incur or assume  indebtedness  or issue securities.  To date, the Company has no agreements or understandings with respect to future acquisitions.

FORWARD-LOOKING STATEMENTS

            The following  important factors,  among others,  could cause actual results to differ materially from those indicated by forward-looking  statements made  in  this  Quarterly  Report  of  Form  10-Q  and  presented  elsewhere  by management.  All forward-looking  statements included in this document are based on  information  available  to the Company on the date  hereof,  and the Company assumes no obligation to update any such forward-looking statements. A number of uncertainties  exist that could affect the Company's future  operating  results, including, without limitation,  general economic conditions, changes in interest rates,  the Company's  ability to attract  deposits,  the  Company's  ability to control costs, and the risk factors described in the 2001 10-K. Because of these and other  factors,  past  financial  performance  should not be  considered  an indication of future  performance.  The  Company's  future  quarterly  operating results may vary  significantly.  Investors should not use historical  trends to anticipate  future  results  and should be aware that the  trading  price of the
Company's  Common  Stock may be  subject to wide  fluctuations  in  response  to quarterly  variations in operating  results and other factors,  including  those discussed above.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

            The Company  maintains  investment and commercial  loan  portfolios.
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

            Market  Risk.  The fair  value of the  Company's  loans and  deposit accounts  at June 30,  2002  approximated  their  book  value.  Market  risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 3% increase  (decrease) in the Company's estimated weighted average lending rate at June 30, 2002.  Although a large portion of the interest on the Company's loans are indexed to a market rate,  there would be no material  effect on the future  earnings or cash flows  related to the Company's total debt for such a hypothetical change.

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

Date:  August 9, 2002                    WebFinancial Corporation

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
                                             Glen M. Kassan
                                             Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

11          Statement Regarding Computation of Net Loss Per Share

99.1        Certification of  Chief Executive Officer

99.2        Certification of Chief Financial Officer