Form 10-Q
period 2002-09-30
WEBFINANCIAL CORP
filed 2002-11-18
CIK 85149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       (Mark One)
          (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarterly Period Ended September 30, 2002

                                       OR

          (  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-631

                            WEBFINANCIAL CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                 56-2043000
        --------                                                 ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                        150 East 52nd Street, 21st Floor
                            New York, New York 10022
                            ------------------------
              (Address and zip code of principal executive offices)

                                  877-431-2942
                                  ------------
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

            As of November 18,  2002,  4,366,866  shares of the issuer's  Common
Stock, $.001 par value (the "Common Stock") were issued and outstanding.

                                Table of Contents

                                                                               Page No.
                                                                               --------

                          Part I Financial Information

Item 1.     Consolidated Financial Statements:

            Consolidated Statements of Financial Condition as of
            September 30, 2002 (unaudited) and December 31, 2001                   2

            Consolidated Statements of Operations
            for the three months ended September 30, 2002 and 2001 (unaudited)     4

            Consolidated Statements of Operations
            for the nine months ended September 30, 2002 and 2001 (unaudited)      5

            Consolidated Statements of Cash Flow
            for the nine months ended September 30, 2002 and 2001 (unaudited)      6

            Notes to Consolidated Financial Statements (unaudited)                 8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                   10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk            12

Item 4.     Controls and Procedures                                               13

                            Part II Other Information

Item 6.     Exhibits and Reports on Form 8-K                                      14

Signatures                                                                        15

Section 302 Certifications                                                        16

PART I  FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Amounts in thousands)

                                                             September 30, 2002       December 31, 2001
                                                             ------------------       -----------------
                                                                (unaudited)
                          Assets
Cash and due from banks                                          $ 2,579                  $ 4,961
Federal funds sold                                                 1,372                      134
                                                                 -------                  -------
      Total cash and cash equivalents                              3,951                    5,095

Investment securities
       Held-to-maturity (estimated fair value $20 at September
            30, 2002 and $27 at December 31, 2001)                    18                       25
       Available-for-sale                                          1,074                      262
                                                                 -------                  -------
            Total investment securities                            1,092                      287

Loans, net                                                        19,477                   12,611
Less allowance for loan losses                                     1,502                    1,972
                                                                 -------                  -------
            Total loans, net                                      17,975                   10,639

Foreclosed assets                                                    462                      449
Premises and equipment,
        net of accumulated depreciation and amortization              49                       77
Accrued interest receivable                                          342                       54
Goodwill, net of accumulated
        amortization of $394 in 2002 and 2001                      1,380                    1,380
Other assets                                                       1,048                      897
                                                                 -------                  -------

                                                                 $26,299                  $18,878
                                                                 =======                  =======

       Liabilities and Stockholders' Equity
Deposits:
        Non interest-bearing demand                              $   564                  $    75
        Interest-bearing:
            MMA and NOW deposits                                     470                       19
            Certificates of deposit                               13,953                    7,220
                                                                 -------                  -------
                  Total deposits                                  14,987                    7,314
        Other liabilities                                            235                      170
                                                                 -------                  -------
            Total liabilities before minority interest            15,222                    7,484

Commitments and contingencies                                       --                       --

Minority interest                                                    343                      324

                                  (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
                             (Amounts in thousands)

                                                              September 30, 2002      December 31, 2001
                                                              ------------------      -----------------
                                                                 (unaudited)
Stockholders' Equity
Preferred stock, 10,000,000 shares authorized, none issued             --                     --
Common stock, 50,000,000 shares authorized;
   $.001 par value, 4,366,866 shares issued
   and outstanding at September 30, 2002 and
   December 31, 2001                                                      4                      4
Paid-in capital                                                      36,606                 36,606
Accumulated other comprehensive income (loss)                          (180)                     2
Accumulated deficit                                                 (25,696)               (25,542)
                                                                   --------               --------
      Total stockholders' equity                                     10,734                 11,070
                                                                   --------               --------
                                                                   $ 26,299               $ 18,878
                                                                   ========               ========

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                 For the Three Months Ended
                                                        September 30, 2002       September 30, 2001
                                                        ------------------       ------------------
Interest income
      Loans, including fees                                  $   795                 $   260
      Due from banks                                              12                      45
      Federal funds sold                                           4                       1
      Investments                                                  5                       8
                                                             -------                 -------
            Total interest income                                816                     314

Interest expense                                                  90                      66
                                                             -------                 -------

                  Net interest income before provision for
                  loan losses                                    726                     248

Provision for loan losses                                         51                      49
                                                             -------                 -------

                   Net interest income after provision for
                   loan losses                                   675                     199
                                                             -------                 -------

Noninterest income
      Fee income                                                  97                      90
      Miscellaneous income, net                                   69                     104
                                                             -------                 -------
            Total noninterest income                             166                     194

Noninterest expenses
      Salaries, wages, and benefits                              183                     319
      Professional and legal fees                                101                     144
      Occupancy expense                                           41                      50
      Amortization of goodwill                                  --                        30
      Other general and administrative                           363                     182
                                                             -------                 -------
            Total noninterest expenses                           688                     725
                                                             -------                 -------
                  Operating income (loss)                        153                    (332)

Income tax expense                                                30                       3
                                                             -------                 -------

      Income (loss) before minority interests                    123                    (335)

(Income) loss attributable to minority interests                  (7)                     17
                                                             -------                 -------

      Net income (loss)                                      $   116                 $  (318)
                                                             =======                 =======

Net income (loss) per share, basic and diluted               $   .03                 $  (.07)
Weighted average number of common shares and
  common share equivalents, basic and diluted                  4,367                   4,367

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                      For the Nine Months Ended
                                                              September 30, 2002          September 30, 2001
                                                              ------------------          ------------------
Interest income
      Loans, including fees                                         $ 1,719               $   995
      Due from banks                                                     44                   187
      Federal funds sold                                                 18                    42
      Investments                                                        35                    24
                                                                    -------               -------
            Total interest income                                     1,816                 1,248

Interest expense                                                        236                   340
                                                                    -------               -------

                  Net interest income before provision for
                  loan losses                                         1,580                   908

Provision (credit) for loan losses                                      (89)                  915
                                                                    -------               -------

                   Net interest income (loss) after provision for
                   loan losses                                        1,669                    (7)
                                                                    -------               -------

Noninterest income
      Gain on sale of loans                                            --                     219
      Fee income                                                        313                   422
      Miscellaneous income, net                                         213                   454
                                                                    -------               -------
            Total noninterest income                                    526                 1,095

Noninterest expenses
      Salaries, wages, and benefits                                     751                   920
      Professional and legal fees                                       544                   432
      Occupancy expense                                                 136                   148
      Amortization of goodwill                                         --                      89
      Other general and administrative                                  908                   694
                                                                    -------               -------
            Total noninterest expenses                                2,339                 2,283
                                                                    -------               -------
                  Operating loss                                       (144)               (1,195)

Income tax expense (benefit)                                             (9)                   11
                                                                    -------               -------

      Loss before minority interests                                   (135)               (1,206)

(Income) loss attributable to minority interests                        (17)                   72
                                                                    -------               -------

      Net loss                                                      $  (152)              $(1,134)
                                                                    =======               =======

Net loss per share, basic and diluted                               $  (.03)              $  (.26)
Weighted average number of common shares and
  common share equivalents, basic and diluted                         4,367                 4,367

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                             (Amounts in thousands)

                                                                        For the Nine Months Ended
                                                               September 30, 2002      September 30, 2001
                                                               ------------------      ------------------
Cash flows from operating activities:
Net loss                                                             $  (152)             $(1,134)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Minority interests                                                  17                  (72)
      Depreciation and amortization                                       30                   35
      Gain on sale of loans                                             --                   (219)
      Gain on sale of other assets                                        (8)                --
      Common stock granted in lieu of cash                              --                     47
      Provision (credit) for loan losses                                 (89)                 915
      Accretion of loan income and fees, net                             (92)                 (70)
      Amortization of goodwill                                          --                     89
      Amortization of servicing assets                                    26                   62
Changes in operating assets and liabilities:
      Accrued interest receivable                                       (288)                  19
      Other assets                                                      (177)                 (24)
      Other liabilities                                                   65                 (515)
                                                                     -------              -------
            Net cash used in operating activities                       (660)                (867)

Cash flows from investing activities:
      Principal payments received on held-to-maturity securities           7                    5
      Principal payments received on available-for-sale securities       123                  128
      Purchases of available-for-sale securities                      (1,177)                --
      Sales of available-for-sale securities                              60                 --
      Purchase of premises and equipment                                  (2)                 (12)
      Cash received on settlement of loan sale                          --                  4,250
      Sale of foreclosed assets                                           19                 --
      Loans originated and principal collections, net                 (7,187)                (650)
                                                                     -------              -------
            Net cash provided by (used in) investing activities       (8,157)               3,721

Cash flows from financing activities:
      Net increase (decrease) in noninterest bearing deposits            489                 (175)
      Net increase in MMA and NOW deposits                               451                    9
      Net increase (decrease) in certificates of deposit               6,733               (4,663)
      Net increase in short term borrowings                             --                    841
                                                                     -------              -------
        Net cash provided by (used in) financing activities            7,673               (3,988)
                                                                     -------              -------

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited) (continued)
                             (Amounts in thousands)

                                                            For the Nine Months Ended
                                                     September 30, 2002   September 30, 2001
                                                     ------------------   ------------------

Net decrease in cash and cash equivalents                 (1,144)                (1,134)

Cash and cash equivalents at beginning of period           5,095                  6,162
                                                         -------                -------

Cash and cash equivalents at end of period               $ 3,951                $ 5,028
                                                         =======                =======

Supplemental disclosure of additional cash activities:
      Cash paid for interest                             $   197                $   501
      Cash paid for (received from) income taxes         $    (9)               $    11

Noncash investing and financing activities:
      At  September  30,  2002,  the  Company  had  a  net  unrealized  loss  on available-for-sale securities of $180. As a result, a comprehensive loss of $182 was recorded in the stockholders' equity section of the consolidated  statements of financial condition at September 30, 2002.
      During the nine months ended September 30, 2002, the Company acquired real estate in satisfaction of loans in the amount of $32.

          See accompanying notes to consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
           (All numbers except shares and per share data in thousands)

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Basis  of   Presentation--The   accompanying   interim  consolidated
financial  statements of  WebFinancial  Corporation  and its  subsidiaries  (the
"Company")  are  unaudited  and  have  been  prepared  in  conformity  with  the requirements of Regulation S-X promulgated under the Securities  Exchange Act of
1934, as amended (the "Exchange Act"),  particularly  Rule 10-01 thereof,  which governs the presentation of interim financial statements.  Accordingly,  they do not  include  all  of the  information  and  footnotes  required  by  accounting principles  generally accepted in the United States of America. The accompanying interim consolidated financial statements should be read in conjunction with the
Company's  significant  accounting  policies  as  set  forth  in  Note  1 to the consolidated  financial  statements in the Company's  Annual Report on Form 10-K for the year  ended  December  31,  2001 (the  "2001  10-K").  The  Consolidated
Statement of Financial  Condition  at December 31, 2001 was  extracted  from the
Company's audited consolidated  financial statements contained in the 2001 10-K, and does not include all disclosures required by accounting principles generally accepted  in the United  States of America  for  annual  consolidated  financial statements.

            In the opinion of  management,  all  adjustments  are  comprised  of normal  recurring  accruals  necessary for the fair  presentation of the interim financial  statements.  Operating  results for the three and nine  months  ended
September  30, 2002 are not  necessarily  indicative  of the results that may be expected for the year ending December 31, 2002.

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

3.          GOODWILL

            In July 2001, the Financial Accounting Standards Board (FASB) issued
FAS 142, "Goodwill and Other Intangible  Assets".  FAS 142 revises the method of accounting  for goodwill and other  intangible  assets.  FAS 142  eliminates the amortization of goodwill,  but requires  goodwill to be tested for impairment at least  annually at a  reporting  unit level.  FAS 142 became  effective  for the
Company on January 1, 2002.  The adoption of FAS 142 did not have a  significant impact on the Company's Consolidated Financial Statements.

            The following  tables  reconcile the Company's net income (loss) for the three and nine months ended  September 30, 2002 and 2001 adjusted to exclude goodwill amortization pursuant to SFAS 142 to amounts previously reported:

3.          GOODWILL (continued)

                                                                                 Three Months Ended
                                                                      September 30, 2002   September 30, 2001
                                                                      ------------------   ------------------

Net income (loss)
            Reported net income (loss)                                  $      116          $     (318)
            Add back: Goodwill amortization                                      -                  30
                                                                        ----------          -----------
            Adjusted net income (loss)                                  $      116          $     (288)
                                                                        ==========          ===========

Income (loss) per share - basic and diluted
            Reported net income (loss)                                  $      .03          $     (.07)
            Goodwill amortization                                                -                   -
                                                                        ----------          -----------
            Adjusted net income (loss)                                  $      .03          $     (.07)
                                                                        ==========          ===========

                                                                                 Nine Months Ended
                                                                      September 30, 2002   September 30, 2001
                                                                      ------------------   ------------------

Net loss
            Reported net loss                                           $     (152)         $   (1,134)
            Add back: Goodwill amortization                                      -                  89
                                                                        ----------          -----------
            Adjusted net loss                                           $     (152)         $   (1,045)
                                                                        ==========          ===========

Loss per share - basic and diluted
            Reported net loss                                           $     (.03)         $     (.26)
            Goodwill amortization                                                -                 .02
                                                                        ----------          -----------
            Adjusted net loss                                           $     (.03)         $     (.24)
                                                                        ===========         ===========

4.          OTHER COMPREHENSIVE INCOME (LOSS)

            Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events not included in net earnings, excluding changes  resulting from investments by owners (e.g.,  supplement stock offerings) and distributions to owners (e.g., dividends).

            As of September 30, 2002,  accumulated  other  comprehensive  income
(loss) consisted of the following:

            Balance at December 31, 2001                          $           2
            Net change during the period related
                        to unrealized holding loss
                        on AFS securities arising
                        during the period.                                 (182)
                                                                  --------------
            Balance at September 30, 2002                         $        (180)
                                                                  ==============

ITEM 2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
            RESULTS OF OPERATIONS

            The  following  discussion  should be read in  conjunction  with the consolidated  unaudited interim financial statements as of and for the three and nine month  periods  ending  September  30,  2002 of the  Company  and the notes thereto presented elsewhere herein.

CHANGES IN FINANCIAL CONDITION
SEPTEMBER 30, 2002 COMPARED TO DECEMBER 31, 2001

            Total assets  increased by  $7,421,000  during the nine months ended
September 30, 2002. WebBank was the only entity within the consolidated group to increase in asset size. In January  2002,  WebBank  began  factoring  commercial accounts  receivable.  In  August  2002,  WebFinancial  Corporation  also  began investing  in  factored  receivables.  The  balance  of the  Company's  factored accounts  receivable at September  30, 2002 was  $6,479,000 in contrast to $0 at
December 31, 2001.  Cash and due from banks  decreased by $2,383,000  during the nine  months as a portion  of the  Company's  money  market  funds  were used to purchase equity  securities and factoring  receivables.  WebBank's federal funds sold increased by $1,238,000  between  December 31, 2001 and September 30, 2002.
The growth in the Company's total assets was funded  primarily with a $6,733,000 increase  in  certificates  of deposit at  WebBank.  Other  deposits  at WebBank increased by $940,000.

CHANGES IN RESULTS OF OPERATIONS
THREE MONTHS ENDED  SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED  SEPTEMBER
30, 2001

            Net income for the quarter ended  September 30, 2002 was $116,000 or
$.03 per share  compared to a net loss of $(318,000) or $(.07) per share for the same period in 2001. The change between  quarters  represented an improvement of
$434,000 or $.10 per share.

            The  Company's net interest  income after  provision for loan losses increased by $476,000.  Interest  income  increased by $502,000  between the two periods primarily due to a $535,000 increase in interest and fees on loans. Most of  that  improvement  was  due to the  initiation  of  the  Company's  accounts receivable factoring program in 2002. Interest expense increased $24,000 between the two quarters. Large increases in deposit balances were offset by significant decreases in interest rates paid on deposits. The $89,000 credit for loan losses during the nine months ended  September  30, 2002 was due to recapture of excess loan loss  reserves in  WebBank's  discontinued  commercial  loan program in the second quarter.

            Noninterest  income for the Company decreased by $28,000 between the two periods. Fee income remained relatively constant.

            The Company's  noninterest expenses decreased by $37,000 between the two  periods.  Salary  expense  declined  by  $136,000  primarily  due to  staff reductions  at  WebBank.  Goodwill  amortization  expense  decreased  by $30,000 because WebBank discontinued  goodwill  amortization at the beginning of 2002 in accordance with Statement of Financial  Accounting  Standard No. 142. Offsetting
these  decreases  was a $181,000  increase in other  general and  administrative expenses,  primarily  due to  third-party  servicing and broker costs related to
WebBank's accounts receivable factoring program.

CHANGES IN RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
2001

            The net  loss for the  nine  months  ended  September  30,  2002 was
$(152,000) or $(.03) per share compared to a net loss of  $(1,134,000) or $(.26)
per share for the same period in 2001. The change between periods represented an improvement of $982,000 or $.23 per share.

            The  Company's net interest  income after  provision for loan losses increased by $1,676,000  between the two periods  primarily due to a decrease in the provision for loan losses of $1,004,000 at WebBank.  The  discontinuation of
WebBank's  commercial  loan  program  during  2001  resulted in excess loan loss reserve which was  recaptured and taken into income during the first nine months of 2002. In addition,  interest income increased $568,000 while interest expense
decreased  $104,000.   The  Company's  accounts  receivable   factoring  program
contributed  significantly  to the increase in interest  income.  The decline in interest  rates from period to period  caused the  decrease in interest  expense despite an increase in deposit volumes.

            Noninterest income for the Company decreased by $569,000 between the two  periods.  Discontinuance  of the  commercial  loan  origination  program at
WebBank in 2001 resulted in a decrease in gain on sale of loans of $219,000 when compared to 2002. Fee income declined by $109,000  primarily  because  WebBank's commercial loan origination,  payday lending and structured  settlement programs were discontinued in 2001. Miscellaneous income declined by $241,000 as a result of  non-recurring  items  in 2001 at  WebBank  including  program  start-up  and termination fees and recovery of an operational loss.

            The Company's  noninterest expenses increased by $56,000 between the two periods.  A $214,000 increase  occurred in other general and  administrative expenses due to servicing  and broker costs for  WebBank's  accounts  receivable factoring  program.  In  addition,  the  Company's  professional  and legal fees increased  by $112,000  between the two periods.  Approximately  $94,000 of that increase was incurred by  WebFinancial  Corporation in the first quarter of 2002 to  defend  against  a legal  action  brought  by a former  employee.  Partially offsetting  these  increases was a decrease in salary expense of $169,000 due to staff reductions at WebBank. In addition, goodwill amortization was discontinued
at WebBank at the  beginning of 2002 in accordance  with  Statement of Financial
Accounting Standard No. 142, creating a reduction of $89,000 between periods.

LIQUIDITY AND CAPITAL RESOURCES

            At September 30, 2002 and December 31, 2001,  the Company's cash and cash equivalents  totaled $3,951,000 and $5,095,000,  respectively.  Funding for
WebBank is obtained  primarily from  certificates  of deposit  obtained  through brokers  and from a secured  line of  credit  with a local  correspondent  bank.
Management  believes  that  the  Company's  current  cash  and  cash  equivalent balances,  expected  operating  cash flows,  and WebBank  borrowing  sources are adequate to meet its liquidity needs through at least the next 12 months.

            The Company  continues to actively  seek  acquisition  transactions.
There can be no assurance that the Company will be able to acquire an additional business,  or that such  business  will be  profitable.  In order to  finance an acquisition,  the Company may be  required  to incur or assume  indebtedness  or issue  securities.  To date,  the Company  has no  agreements,  commitments,  or understandings with respect to future acquisitions.

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

            Market  Risk.  The fair  value of the  Company's  loans and  deposit accounts at September 30, 2002  approximated  their book value.  Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 3% increase  (decrease) in the Company's estimated weighted average lending rate at September 30, 2002. Although a large portion of the interest on the Company's loans are indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

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

            Credit Quality.  A source of risk arises from the  possibility  that losses will be sustained because  borrowers,  guarantors and related parties may fail to perform in  accordance  with the terms of their  loans.  The Company has adopted  underwriting  and credit  monitoring  procedures  and credit  policies, including the  establishment  and review of the allowance for loan losses,  that management  believes are  appropriate  to minimize  this risk by  assessing  the likelihood of  nonperformance,  tracking loan  performance and  diversifying the
Company's  credit  portfolio.  These policies and procedures,  however,  may not prevent  unexpected  losses  that could have a  material  adverse  effect on the
Company's results.

            Non-banking  Activities.  The Company may expand its operations into new  non-banking  activities.  Although the Company has  experience in providing bank-related  services,  this  expertise may not assist us in our expansion into non-banking activities. As a result, we may be exposed to risks associated with, among other things,  (1) a lack of market and product  knowledge or awareness of other  industry  related  matters  and (2) an  inability  to attract  and retain qualified employees with experience in these non-banking activities.

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

ITEM 4.     CONTROLS AND PROCEDURES

(a)         Evaluation of disclosure controls and procedures

            Within the 90 days  prior to the date of this  report,  the  Company carried out an evaluation,  under the supervision and with the  participation of the Company's  management,  including the Company's Chief Executive  Officer and
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's  disclosure controls and procedures.  Based upon that evaluation,  the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure  controls and  procedures  are  effective in timely  alerting them to material  information  relating  to  the  Company  (including  its  consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b)         Changes in internal controls

            There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

(c)         Asset-Backed issuers

            Not applicable.

                                       13

PART II  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

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

Date:  November 18, 2002         WebFinancial Corporation

                                 By: /s/ Warren G. Lichtenstein
                                     ------------------------------------------
                                     Warren G. Lichtenstein
                                     President and Chief Executive Officer

                                 By: /s/ Glen M. Kassan
                                     ------------------------------------------
                                     Glen M. Kassan
                                     Vice President and Chief Financial Officer

                                  CERTIFICATION

                            Section 302 Certification

I, Warren G. Lichtenstein, certify that:

(1) I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  WebFinancial
Corporation, a Delaware corporation (the "Registrant");

(2) Based on my  knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

(3)  Based on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the
Registrant as of, and for, the periods presented in this quarterly report;

(4)  The  Registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining  disclosure controls and procedures (as defined in
 Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a)    designed  such  disclosure  controls and  procedures  to ensure that material information relating to the Registrant, including its consolidated subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the period in which  this  quarterly  report is being prepared;

     (b)    evaluated the effectiveness of the Registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)    presented  in  this  quarterly  report  our  conclusions  about  the effectiveness  of the  disclosure  controls  and  procedures  based  on our evaluation as of the Evaluation Date;

(5) The Registrant's  other certifying  officers and I have disclosed,  based on our most recent evaluation, to the Registrant's auditors and the audit committee of  Registrant's  board of  directors  (or  persons  performing  the  equivalent functions):

     (a)    all significant  deficiencies in the design or operation of internal controls which could adversely affect the  Registrant's  ability to record, process,  summarize and report  financial data and have  identified for the
     Registrant's auditors any material weaknesses in internal controls; and

     (b)    any fraud,  whether or not  material,  that  involves  management or other  employees who have a significant role in the  Registrant's  internal controls; and

(6) The  Registrant's  other  certifying  officers and I have  indicated in this quarterly report whether there were significant  changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective  actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

                                       By: /s/ Warren G. Lichtenstein
                                           ------------------------------
                                           Warren G. Lichtenstein
                                           President and Chief Executive Officer

                                  CERTIFICATION

                            Section 302 Certification

I, Glen M. Kassan, certify that:

(1) I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  WebFinancial
Corporation, a Delaware corporation (the "Registrant");

(2) Based on my  knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

(3)  Based on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the
Registrant as of, and for, the periods presented in this quarterly report;

(4)  The  Registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

      (a)   designed  such  disclosure  controls and  procedures  to ensure that
      material   information   relating  to  the   Registrant,   including   its
      consolidated  subsidiaries,  is made  known to us by others  within  those entities, particularly during the period in which this quarterly report is being prepared;

      (b)   evaluated the effectiveness of the Registrant's  disclosure controls and  procedures  as of a date  within 90 days prior to the filing  date of this quarterly report (the "Evaluation Date"); and

      (c)   presented  in  this  quarterly  report  our  conclusions  about  the effectiveness  of the  disclosure  controls  and  procedures  based on our evaluation as of the Evaluation Date;

(5) The Registrant's  other certifying  officers and I have disclosed,  based on our most recent evaluation, to the Registrant's auditors and the audit committee of  Registrant's  board of  directors  (or  persons  performing  the  equivalent functions):

      (a)   all significant  deficiencies in the design or operation of internal controls which could adversely affect the Registrant's  ability to record, process,  summarize and report  financial data and have identified for the
      Registrant's auditors any material weaknesses in internal controls; and

      (b)   any fraud,  whether or not  material,  that  involves  management or other employees who have a significant role in the  Registrant's  internal controls; and

(6) The  Registrant's  other  certifying  officers and I have  indicated in this quarterly report whether there were significant  changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective  actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

                                  By: /s/ Glen M. Kassan
                                      ------------------------------------------
                                      Glen M. Kassan
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

11          Statement Regarding Computation of Net Loss Per Share

99.1        Certification of Chief Executive  Officer Pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002

99.2        Certification of Chief Financial  Officer Pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002