Form 10-K
period 2002-12-31
WEBFINANCIAL CORP
filed 2003-03-27
CIK 85149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     (Mark One)
        [X]            ANNUAL REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       OR

        [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-631

                            WEBFINANCIAL CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 56-2043000
              --------                                 ----------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

     150 East 52nd Street, 21st Floor
          New York, New York 10022                    877-431-2942
     --------------------------------                 ------------
(Address and zip code of principal            (Registrant's telephone number,
        executive offices)                          including area code)

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

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes [ ] No [X]

            Based upon the closing price of the registrant's Common Stock, $.001 par value (the "Common Stock") on June 28, 2002, the aggregate market value of the 2,580,119 shares of Common Stock held by non-affiliates of the issuer was
$5,108,635.62. Solely for the purposes of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

            As of March 26, 2003, 4,366,866 shares of the registrant's Common
Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

                                     PART I                            Page No.

Item 1.   Business                                                         1

Item 2.   Properties                                                       3

Item 3.   Legal Proceedings                                                3

Item 4.   Submission of Matters to a Vote of Security Holders              3

                             PART II

Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters                                           5

Item 6.   Selected Consolidated Financial Data                             5

Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           6

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk      10

Item 8.   Financial Statements and Supplementary Data                     10

Item 9.   Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure                          10

                            PART III

Item 10.  Directors and Executive Officers of the Registrant              11

Item 11.  Executive Compensation                                          13

Item 12.  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                   14

Item 13.  Certain Relationships and Related Transactions                  16

Item 14.  Controls and Procedures                                         17

Item 15.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                  18

Signatures                                                                19

Section 302 Certifications                                                20

PART I

ITEM 1. BUSINESS

OVERVIEW

            WebFinancial Corporation (formerly Rose's Holdings, Inc.), a
Delaware corporation (WebFinancial Corporation together with all its subsidiaries, referred to herein as the "Company"), was incorporated in 1997 to act as a holding company for Rose's Stores, Inc., an operator of general merchandise discount stores ("Stores"). On December 2, 1997, the Company sold all of the outstanding capital stock of Stores.

            On August 31, 1998, the Company, through WebFinancial Holdings
Corporation, a wholly-owned Delaware subsidiary ("Holdings"), acquired 90% of the outstanding common stock of WebBank, a Utah industrial loan corporation, pursuant to an assignment (the "Assignment") from Praxis Investment Advisers,
LLC, a Nevada limited liability company ("PIA"), of a stock purchase agreement dated January 20, 1998 (the "Purchase Agreement"), between PIA and Block
Financial Corporation ("Block"), relating to the purchase by PIA of all of the issued and outstanding shares of common stock of WebBank. Pursuant to the
Assignment, the Company paid Block $5,071,000 (including $288,000 of acquisition costs) for the shares of WebBank's common stock.

            On August 31, 1998, the Company formed Praxis Investment Advisers,
Inc., a Delaware corporation ("Praxis"), that together with Holdings and Andrew
Winokur, the holder of the 10% of Praxis not owned by the Company, entered into a management agreement (the "Winokur Management Agreement"). The Winokur
Management Agreement provided that Praxis may make recommendations to and consult with the management and board of directors of WebBank about the deployment of WebBank's capital, the development of its business lines, its acquisition of assets and its distributions to its stockholders. During 2000, the Company significantly reduced the level of operations of Praxis and terminated the Winokur Management Agreement.

            On May 26, 1999, the Company formed a wholly owned subsidiary,
WebFinancial Government Lending, Inc., a Delaware corporation ("Lending"), to hold and service U.S. Department of Agriculture ("USDA") Loans. In April 2000,
Lending transferred the majority of its loan portfolio to WebBank in exchange for 28% of WebBank's common stock. Lending has not actively engaged in loan originations since that time.

            The principal executive offices of the Company are located at 150
East 52nd Street, 21st Floor, New York, New York 10022.

DESCRIPTION OF BUSINESS

            The Company, through its operating subsidiaries, operates in niche banking markets. WebBank provides commercial and consumer specialty finance transactions utilizing, in some cases, U.S. Government credit enhancement. The benefits of WebBank's special charter allow it to "export" Utah's regulatory environment (interest rates, late charges, and prepayment fees, etc.) to all fifty states of the U.S. WebBank is a small, business oriented institution insured by the Federal Deposit Insurance Corporation ("FDIC") and examined and regulated by the FDIC and the State of Utah Department of Financial
Institutions. Part of the business plan of WebBank represents a non-traditional approach to generating growth within the context of the regulatory standards of safety and soundness. Prudent business goals and protection of WebBank's charter are the key elements of the Company's business strategy for WebBank. Pursuant to this strategy, WebBank has focused on several lines of business as described below:

            ACCOUNTS RECEIVABLE FACTORING is a form of collateral-based commercial lending in which companies sell their receivables to a lender, principally to secure working capital. The receivables are repaid directly to the lender. WebBank is engaged in accounts receivable factoring utilizing a sourcing and servicing company. The owner of the sourcing and servicing company is also an employee of WebBank.

            CREDIT CARD processing is a highly competitive product and service that WebBank provides and continues to actively pursue. WebBank offers customized service within Utah's favorable banking environment.

            PRIVATE LABEL STUDENT LENDING is an alternative to federally subsidized student loan programs. A third party sourcing company is engaged to source these loans. WebBank provides funding to the students and sells the loans to the third party shortly after origination of each loan.

            ELECTIVE MEDICAL AND DENTAL TREATMENT LENDING is a form of unsecured consumer lending that allows customers to finance elective surgery or other treatments not covered under traditional health insurance plans. A third party company is engaged to source these loans. WebBank provides funding to the patients and sells the loans to the third party shortly after origination of each loan.

            AUTOMOBILE FINANCING VIA THE INTERNET is a relatively new method for financing the purchase of new and used vehicles to consumers. A third party company is engaged to source these loans. WebBank provides funding to the borrowers and sells the loans to the third party sourcing company shortly after origination of each loan.

            USDA BUSINESS AND INDUSTRY (B&I) LENDING is a commercial loan product of which 70% to 90% is guaranteed by the full faith and credit of the
Federal government. The loan program is administered by the United States
Department of Agriculture to assist businesses located in rural areas (under
50,000 population) to promote industrial modernization and job creation.
Originations of new B&I loans were discontinued by WebBank in 2001. However,
WebBank continues to service loans in its existing portfolio and for several other investors.

            The Company continues to evaluate its different business lines and consider various alternatives to maximize the aggregate value of its businesses and increase stockholder value. Some of these alternatives may include insurance related deposit gathering programs, consumer e-lending programs, and selective acquisitions, divestitures or the discontinuance of an existing business line.

COMPETITION

            The banking and financial services industry is highly competitive.
The increasingly competitive environment is primarily attributable to changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The
Company competes for loans, deposits, and customers with other commercial banks, thrift institutions, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company.

REGULATION

            WebBank is regulated by Federal and state banking agencies including the FDIC and the State of Utah Department of Financial Institutions. As a
result, WebBank is subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can result in the initiation of certain actions by regulators that, if undertaken, could have a direct material effect on WebBank's and the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WebBank must meet specific capital guidelines that involve quantitative measures of WebBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. WebBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that, as of December 31,
2002, WebBank met all capital adequacy requirements to which it is subject.

EMPLOYMENT

            As of March 26, 2003, the Company had 6 employees, all of whom were full-time employees. The Company believes that its employee relations are satisfactory. Steel Partners, Ltd., an entity controlled by the Company's
Chairman of the Board and Chief Executive Officer, provides certain management, consulting and advisory services to the Company pursuant to a Management
Agreement with Steel Partners, Ltd. James Henderson, the Company's Vice
President of Operations, provides management, accounting and financial services to WebBank pursuant to an Employee Allocation Agreement between WebBank and
Steel Partners, Ltd. See "Certain Relationships and Related Transactions."

ITEM 2.  PROPERTIES

            The Company occupies office space located at 150 East 52nd Street,
21st Floor, New York, New York 10022 pursuant to a Management Agreement with
Steel Partners, Ltd., an entity controlled by the Company's Chairman and Chief
Executive Officer. See "Certain Relationships and Related Transactions." The
Company has the non-exclusive right to use the office space along with Steel
Partners, Ltd. and several other entities.

            On March 20, 2000, WebBank entered into a lease for 4,630 square feet of headquarters office space in Salt Lake City, Utah. The lease runs through March 19, 2005.

            The Company believes that the facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

            In January 2000, Andrew Winokur, a former executive officer, director, and stockholder of one of WebFinancial Corporation's subsidiaries,
Praxis, filed a lawsuit in the Superior Court of the State of California, County
of Napa against WebFinancial Corporation, Praxis and Holdings. The lawsuit alleges that Praxis breached its employment agreement with Mr. Winokur. The lawsuit also asserts claims for interference with contract and unjust enrichment based upon the alleged wrongful termination of Mr. Winokur's employment contract with Praxis. The lawsuit seeks damages of an unspecified amount and compliance by Praxis with the termination pay-out provisions in Mr. Winokur's employment agreement relating to the purchase of Mr. Winokur's 10% interest in Praxis and
WebBank (both 90% owned subsidiaries of WebFinancial Corporation) at their fair market value.

            On March 4, 2002, the lawsuit was submitted to binding arbitration before a panel of three retired judges (the "Panel"). The Panel found no breach of contract and no intentional interference with Mr. Winokur's contractual rights. However, under the declaratory relief cause of action, the Panel found that Mr. Winokur was entitled to the termination pay-out provision in his employment agreement.

            The employment agreement generally provides that if Mr. Winokur is terminated under certain circumstances, Praxis and Mr. Winokur shall mutually engage an investment bank to determine the value of WebBank ("Valuation"), and the Company shall have 90 days from the date of the completion of the Valuation to accept or reject the Valuation. If Praxis and Mr. Winokur are unable to agree mutually on such investment bank to determine the Valuation, each shall select an investment bank, and such investment bank shall select a third investment bank to determine the Valuation. If the Company accepts the Valuation, Mr.
Winokur would be entitled to certain compensation based on the amount WebBank would have been sold for equal to the Valuation amount if the Valuation exceeds a predetermined amount. However, if the Company rejects the Valuation, the
Company would be required to put WebBank up for sale and Mr. Winokur would be entitled to receive a termination pay-out based on the proceeds of such sale if the proceeds of sale exceed a predetermined amount.

            At the present time, Mr. Winokur has ceased to participate in the process of valuing WebBank as provided for in the employment agreement, and the matter appears to be closed. The Company does not believe that a Valuation or proceeds from a sale of WebBank would exceed the predetermined amount as provided in the Winokur employment agreement. Therefore, the Company also believes that the Company will not be required to put WebBank up for sale and that Mr. Winokur will not be entitled to any termination pay-out under the terms of the Winokur employment agreement.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On December 2, 2002, the Company held its Annual Meeting of
Shareholders for the year ended December 31, 2001 whereby the shareholders (a)
elected five (5) directors and (b) ratified the appointment of Grant Thornton
LLP as independent accountants of the Company for the fiscal year ended December
31, 2002. The vote on such matters was as follows:

(a) Election of Directors:

                                             For                  Withheld
                                             ---                  --------
            Warren G. Lichtenstein         3,413,238              12,422
            Jack L. Howard                 3,416,738               8,922
            Howard Mileaf                  3,423,989               1,671
            Joseph L. Mullen               3,423,989               1,671
            Mark E. Schwarz                3,424,039               1,621

(b) Ratification of Appointment of Independent Accountants:

                 For                   Against                    Abstain
                 ---                   -------                    -------
              3,425,610                  50                          0

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's Common Stock is listed on the NASDAQ SmallCap Market under the symbol "WEFN." The table below sets forth the high and low sales prices of the Common Stock for the periods indicated on the NASDAQ SmallCap
Market.
                          Year Ended                         Year Ended
                      December 31, 2002                   December 31, 2001
                    High           Low                High                 Low
                    ----           ---                ----                 ---
1st Quarter        $ 2.67         $ 2.05             $ 3.63              $ 2.63
2nd Quarter        $ 2.37         $ 1.34             $ 3.26              $ 2.66
3rd Quarter        $ 2.28         $ 1.45             $ 3.05              $ 2.52
4th Quarter        $ 2.71         $ 1.56             $ 2.99              $ 2.20

            As of March 26, 2003, there were 549 holders of record of the
Company's Common Stock.

            The Company paid no cash dividends on its Common Stock in 2002 or
2001. The Company intends to retain any future earnings for working capital needs and to finance potential future acquisitions and presently does not intend to pay cash dividends on its Common Stock for the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

            The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated
Financial Statements of the Company and accompanying Notes to Consolidated
Financial Statements included elsewhere herein.

(Amounts in thousands except per share amounts.  The last two columns are not covered by Independent Auditors' Report)

                                     Year            Year              Year            Year         Eleven-months
      Consolidated                   Ended           Ended             Ended           Ended            Ended
      Statements of                December        December          December        December         December
    Operations Data:               31, 2002        31, 2001          31, 2000        31, 1999       31, 1998 (1)
                                   --------        --------          --------        --------       ------------

Net interest income
   before provision
   for loan losses                 $ 2,355          $ 1,195          $ 1,339          $   847          $   676

Other operating
   Income                          $ 1,161          $ 1,126          $ 3,395          $ 1,567          $  --

Net income (loss)
   before minority
   interests                       $   490          $(2,539)         $   (54)         $(1,774)         $  (774)

(Income) loss attributable
   to minority interests               (31)             136               (3)             134               59
                                   -------          -------          -------          -------          -------

Net income (loss)                  $   459          $(2,403)         $   (57)         $(1,610)         $  (715)
                                   =======          =======          =======          =======          =======

Basic net earnings (loss)
 per common share                  $   .11          $ (0.55)        $ (0.01)         $ (0.37)         $ (0.17)

     Consolidated
Statements of Financial              December          December         December         December        December
   Condition Data:                   31, 2002          31, 2001         31, 2000         31, 1999        31, 1998
                                     --------          --------         --------         ----------      ---------

Cash, cash equivalents
   and available for sale
   investment securities              $ 8,268          $ 5,357          $ 6,625          $ 8,124          $10,762

Loans and purchased
 receivables, net                     $15,401          $10,639          $11,054          $10,396          $ 1,081

Total assets                          $26,165          $18,878          $24,795          $20,942          $15,980

Deposits                              $13,620          $ 7,314          $10,132          $ 4,889          $   105

Stockholders' equity                  $11,270          $11,070          $13,424          $13,435          $14,687

(1) The Company changed from a fiscal year to a calendar year basis of reporting on February 1, 1998.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001.

            Net income was $459,000, or $.11 per common share, for the year ended December 31, 2002, compared to a net loss of $(2,403,000), or $(0.55) per common share, for the year ended December 31, 2001. A comparison of the changes in major components of net income between the two years is provided below.

            INTEREST INCOME. Interest income increased by $1,096,000, or 69%, from 2001 to 2002. This increase was due to a $1,266,000, or 97%, increase in interest and fees on loans and purchased receivables, a $179,000, or 69%, decrease in interest on cash equivalents, and a $9,000, or 30%, increase in interest on investment securities.

            The majority of the increase in loan interest occurred at WebBank.
In January 2002, WebBank began a new accounts receivable factoring program (the
"Factoring Program"). The Factoring Program resulted in an average balance of outstanding purchased receivables of $2,854,000 with an average yield of 45.2%
and interest income of $1,345,000. Later in 2002, WebFinancial Corporation also began factoring accounts receivable on a smaller scale, generating interest income of $84,000 for the year.

            The decrease in interest on cash equivalents and increase in interest on investment securities occurred primarily at WebFinancial
Corporation. During 2001, WebFinancial Corporation invested its excess cash exclusively in money market funds. During 2002, WebFinancial Corporation diversified its short-term investments into equity securities and factored receivables as described above.

            INTEREST EXPENSE. Interest expense decreased by $64,000 or 16%, from
2001 to 2002. All of the Company's interest expense was incurred by WebBank during both years. Although WebBank's average deposits increased from $7,305,000 in 2001 to $12,501,000 in 2002, the average interest rate paid on those deposits decreased from 5.17% to 2.68%. This rate decrease was primarily a result of general interest rate movements and not from a shortening of deposit maturities.
For example, the six month Treasury Bill rate averaged 3.38% in 2001 and decreased to an average of 1.69% in 2002.

            PROVISION FOR CREDIT LOSSES. The credit loss provision decreased from $1,682,000 in 2001 to $(60,000) in 2002. A significant portion of the
WebBank USDA B&I loan portfolio experienced difficulty during 2001. Nonaccruing loans totaled $2,027,000 at the end of 2001. Aggressive action was taken during both years to reduce the level of nonaccruing and other problem loans, and, by the end of 2002, nonaccruing loans decreased by nearly 50% to $1,171,000. The significant reductions of non-accruing loans and the partial and full paydowns of other loans resulted in unallocated credit loss reserves for the USDA B&I portfolio at December 31, 2002. Consequently, a $60,000 credit loss credit was generated in 2002.

            NONINTEREST INCOME. Noninterest income increased from $1,126,000 in
2001 to $1,161,000 in 2002, a change of $35,000, or 3%. Several of WebBank's fee for service customers discontinued their relationship with WebBank in early
2001, but were replaced by new customers during the remainder of 2001 and 2002.

            NONINTEREST EXPENSES. Noninterest expense decreased from $3,167,000 in 2001 to $3,096,000 in 2002, a reduction of $71,000, or 2%. Salaries, wages, and benefits at WebBank decreased by $156,000, or 14%, between the years due to staff reductions. Additionally, WebBank was not required to amortize goodwill in
2002 under Statement of Financial Accounting Standards No. 142, Goodwill and
Other Intangible Assets. This resulted in a reduction of amortization expense of
$118,000 from 2001 to 2002. Professional fees decreased by $96,000 for the
Company in 2002 primarily because of lower collection costs for problem loans at
WebBank. These decreases in noninterest expenses were partially offset by servicing costs for the Factoring Program, which was started in 2002.

            INCOME TAXES. Income taxes of $(10,000) and $11,000 were recorded in
2002 and 2001, respectively. The difference between the expected tax benefit and actual tax benefit is primarily attributable to the effect of the net operating losses, offset by an increase in the Company's deferred tax asset valuation allowance.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000.

            The net loss was $(2,403,000), or $(0.55) per common share, for the year ended December 31, 2001, compared to a net loss of $(57,000), or $(0.01)
per common share, for the year ended December 31, 2000. A comparison of the changes in major components of net income between the two years is provided below.

            INTEREST INCOME. Interest income decreased by $575,000, or 27%. This decrease was due to a $174,000, or 12%, decrease in interest and fees on loans, a $209,000, or 45%, decrease in interest on cash equivalents, and a $192,000, or
86%, decrease in interest on investment securities.

            The majority of the decrease in loan interest occurred at WebBank.
Although WebBank's average gross loan balance grew from $11,016,000 in 2000 to
$11,672,000 in 2001, the annual average national prime rate fell from 9.2% to
7.0% during the same periods. In addition, the Bank's average nonaccruing loans increased from $0 in 2000 to $2,121,000 in 2001.

            The decreases in interest on cash equivalents and investment securities also occurred primarily at WebBank. During 2000, WebBank allowed certain certificates of deposit to mature without replacement. Specifically, certain certificates of deposit were acquired in 1999 in anticipation of loan demand that did not materialize. The funds from these certificates of deposit were invested in securities and cash equivalents during much of 2000. During
2001, funds were acquired as needed to meet actual loan demand, resulting in reduced balances of marketable securities and cash equivalents in 2001 versus
2000.

            INTEREST EXPENSES. Interest expense decreased by $431,000, or 52%, from 2000 to 2001. The majority of the Company's interest expense decrease occurred at WebBank. As described above, average certificate of deposit balances decreased from $12,104,000 in 2000 to $7,118,000 in 2001. The average annual interest rate paid on certificates of deposit decreased from 6.8% in 2000 to
5.3% in 2001.

            PROVISION FOR LOAN LOSSES. The loan loss provision increased from
$917,000 in 2000 to $1,682,000 in 2001. A significant portion of the WebBank
USDA B&I loan portfolio experienced difficulty during 2001. Nonaccruing loans increased from $1,514,000 at the end of 2000 to $2,027,000 at the end of 2001.
Aggressive action was taken during 2001 to collect problem loans. These actions resulted in an increase in loan charge-offs from $312,000 in 2000 to $787,000 in
2001 and an increase in foreclosed assets from $0 in 2000 to $449,000 in 2001.

            NONINTEREST INCOME. Noninterest income decreased from $3,395,000 in
2000 to $1,126,000 in 2001, a change of $2,269,000 or 67%. Approximately
$842,000 of the difference was due to discontinuance of the origination of USDA
B&I loans by WebBank in early 2001. Another $987,000 of the decrease was due to the discontinuance or significant reductions during 2001 of the Bank's fee for service programs including payday advances, private label credit cards, and structured settlements.

            NONINTEREST EXPENSE. Noninterest expense decreased from $3,871,000 in 2000 to $3,167,000 in 2001, a change of $704,000, or 18%. The primary reason noninterest expense decreased between the years was the reduction in salaries, wages, benefits, and bonuses at WebBank. In August 2001, WebBank reduced its staff from 10 to 7 employees.

            INCOME TAXES. Income taxes of $11,000 and $0 were expensed in 2001 and 2000, respectively, because of the use of net operating loss carryforwards.
The difference between the expected tax benefit and actual tax benefit is primarily attributable to the effect of the net operating losses, offset by an increase in the Company's deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's cash and cash equivalents totaled $6,546,000 at
December 31, 2002, an increase of $1,451,000 from the year ended December 31,
2001, primarily due to anticipated volume increases in the Factoring Program.
The Company's management believes that the Company's cash and cash equivalents as well as its anticipated cash flow projections for 2003 are adequate to meet its near term liquidity requirements.

            The Company is continuing to seek acquisitions and/or merger transactions, as well as product line extensions and/or expansions ("New
Business"). No firm commitments have been realized and no letters of intent have been signed at this time. There can be no assurance that the Company will be able to locate or purchase a New Business, or that such New Business, if acquired, will be profitable. In order to finance an acquisition of a New
Business, the Company may be required to incur or assume indebtedness and/or issue securities.

NEW ACCOUNTING PRONOUNCEMENTS

            In April 2002, the Financial Accounting Standards Board ("FASB")
issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment
of FASB Statement No. 13, and Technical Corrections". The most significant provisions of SFAS No. 145 address the termination of extraordinary item treatment for gains and losses on extinguishment of debt. The Company adopted
SFAS No. 145 with no material impact on its financial condition or results of operations for the year ended December 31, 2002.

            In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal of facilities, and must be implemented not later than December 31, 2002. The
Company adopted SFAS No. 146 with no material impact on its financial condition or results of operations for the year ended December 31, 2002.

            In October 2002, the FASB issued SFAS No. 147, "Acquisitions of
Certain Financial Institutions". This Statement amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No. 9. Among other topics, this Statement requires that an unidentifiable intangible asset that is recognized in an acquisition of a financial institution, which is accounted for as a business combination, in which the liabilities assumed exceed the identifiable assets acquired, be recorded as goodwill. Consequently, this unidentifiable intangible asset will be subject to the goodwill accounting standards set forth in SFAS No. 142 and will be evaluated for impairment on an annual basis instead of being amortized. The
Company adopted SFAS No. 147 with no material impact on its financial condition or results of operations for the year ended December 31, 2002.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS
No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share. SFAS No. 148 does not require companies to expense employee stock options. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The Company anticipates adopting SFAS No.
148 with no material impact on its financial condition or results of operations for the year ended December 31, 2002.

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

            INTEREST RATES. The Company's earnings are impacted by changing interest rates. Changes in interest rates impact the level of loans, deposits and investments, the credit profile of existing loans, the rates received on loans and securities and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may adversely affect the Company's financial condition and results of operations.

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

            OFF-BALANCE SHEET RISK. WebBank is a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans or through letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. For further information with respect to off-balance sheet risks, please see Note 14 of the Notes to Consolidated Financial Statements.

            NON-BANKING ACTIVITIES. The Company may expand its operations into new non-banking activities in 2003. Although the Company has experience in providing bank-related services, this expertise may not assist in expansion into non-banking activities. As a result, the Company may be exposed to risks associated with, among other things, (1) a lack of market and product knowledge or awareness of other industry related matters and (2) an inability to attract and retain qualified employees with experience in these non-banking activities.

            WINOKUR LITIGATION. As described in "Legal Proceedings," a panel of three retired judges (the "Panel") has ruled that Andrew Winokur is entitled to the termination pay-out provision of his employment agreement. Under this provision, Mr. Winokur could potentially be entitled to receive certain compensation based on the proceeds of the sale of WebBank if the Company rejects an investment bank valuation of WebBank. While Mr. Winokur would not be entitled to receive any compensation in the event that the sale does not exceed a predetermined amount as provided in the employment agreement, the Company may be forced to sell WebBank if the sale price exceeds the predetermined amount in the employment contract even if the Company does not want to sell WebBank. In addition, if the sale price of WebBank exceeds the predetermined amount but is less than the investment bank valuation of WebBank, the Company may be required to sell WebBank at less than its value.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK AND ASSET LIABILITY MANAGEMENT

            Market risk is the risk of loss from adverse changes in interest rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities and other investment activities. To that end, management actively monitors and manages its interest rate risk exposure.

            In connection with the Company's lending and deposit activities, its profitability may be affected by fluctuations in interest rates. A sudden and substantial decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The
Company monitors the impact of changes in interest rates on its net interest income using several tools. The primary measure of the Company's exposures to differential changes in interest rates between assets and liabilities is an interest rate stress test. This test measures the impact on net interest income of an immediate change in interest rates of plus or minus 3%, in 1% increments.
Upon review of the Company's current and projected earning assets and interest bearing liabilities, management believes that in the event of a hypothetical one percent increase or decrease in interest rates, the resulting effect on the
Company's net interest income would not be material.

            The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

             In connection with the consolidated Company's other investments, the primary objective is to manage the investment portfolio to preserve principal, maintain liquidity to meet operating needs, and maximize yields. The securities held in the investment portfolio are subject to limited interest rate risk. The Company employs established policies and procedures to manage exposure to fluctuations in interest rates. The Company places its investments with high quality issuers, limits the amount of credit exposure to any one issuer, and does not use derivative financial instruments in the investment portfolio. The
Company maintains an investment portfolio of various issuers, types, and maturities, which consist mainly of equities and fixed rate financial instruments. These securities are primarily classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders'
equity. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, the Company does not hedge these interest rate exposures. After a review of its marketable securities, the Company believes that in the event of a hypothetical one percent increase or decrease in interest rates, the resulting fluctuation in the fair market value of its marketable investment securities would be insignificant to the financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See the Company's Consolidated Financial Statements beginning on page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

            None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

            The following sets forth the name, present principal occupation, employment and material occupations, positions, offices and employments for the past five years and ages as of March 26, 2003, for the directors of the Company.
Members of the Board of Directors shall be elected at the next annual meeting of stockholders and will serve until their respective successors shall have been duly elected and qualified.

DIRECTORS AND EXECUTIVE OFFICERS

NAME AND AGE                      OCCUPATION AND OTHER DIRECTORSHIPS
------------                      ----------------------------------

Warren G. Lichtenstein (37)       Mr. Lichtenstein has served as a director of
(term expires 2003)               the Company since 1996 and President and Chief
                                  Executive Officer of the Company since
                                  December 1997. Mr. Lichtenstein has served as
                                  the Chairman of the Board, Secretary and the
                                  Managing Member of Steel Partners, L.L.C., the
                                  general partner of Steel Partners II, L.P.
                                  ("Steel") since January 1, 1996. Prior to such
                                  time, Mr. Lichtenstein was the Chairman and a
                                  director of Steel Partners, Ltd. ("Old Ltd."),
                                  the general partner of Steel Partners
                                  Associates, L.P., which was the general
                                  partner of Steel, from 1993 until prior to
                                  January 1, 1996. Mr. Lichtenstein was the
                                  acquisition/risk arbitrage analyst at
                                  Ballantrae Partners, L.P., a private
                                  investment partnership formed to invest in
                                  risk arbitrage, special situations and
                                  undervalued companies, from 1988 to 1990. Mr.
                                  Lichtenstein has served as a director and the
                                  Chief Executive Officer of Gateway Industries,
                                  Inc. ("Gateway"), a provider of database
                                  development and Web site design and
                                  development services, since 1994 and as
                                  Chairman of the Board since 1995. He has
                                  served as a director of SL Industries, Inc.
                                  ("SL"), a designer and producer of proprietary
                                  advanced systems and equipment for the power
                                  and data quality industry, from 1993 to 1997
                                  and since January 2002. He has served as the
                                  Chairman of the Board and Chief Executive
                                  Officer of SL since February 2002. Mr.
                                  Lichtenstein has served as a Director and the
                                  President and Chief Executive Officer of Steel
                                  Partners Ltd. ("New Ltd."), a management and
                                  advisory company that provides management
                                  services to Steel and other affiliates of
                                  Steel, since June 1999 and as its Secretary
                                  and Treasurer since May 2001. He has also
                                  served as Chairman of the Board of Directors
                                  of Caribbean Fertilizer Group Ltd. ("Caribbean
                                  Fertilizer"), a private company engaged in the
                                  production of agricultural products in Puerto
                                  Rico and Jamaica, since June 2000. Mr.
                                  Lichtenstein is also a director of the
                                  following other publicly held companies:
                                  Puroflow Incorporated ("Puroflow"), a designer
                                  and manufacturer of precision filtration
                                  devices; ECC International Corp. ("ECC"), a
                                  manufacturer and marketer of
                                  computer-controlled simulators for training
                                  personnel to perform maintenance and operator
                                  procedures on military weapons; and United
                                  Industrial Corporation ("UIC"), a designer and
                                  producer of defense, training, transportation
                                  and energy systems.

Jack L. Howard (41)               Mr. Howard has served as a director of the
(term expires 2003)               Company since 1996 and Vice President since
                                  December 1997. From December 1997 to May 2000,
                                  Mr. Howard served as Secretary, Treasurer and
                                  Chief Financial Officer of the Company. For
                                  more than the past five years, Mr. Howard has
                                  been a principal of Mutual Securities, Inc., a
                                  registered broker-dealer. He served

                                  as Vice President of Gateway since December
                                  2001 and as a director since May 1994. Mr.
                                  Howard is a director of Pubco Corporation, a
                                  manufacturer and distributor of printing
                                  supplies and construction equipment.

Joseph L. Mullen (53)             Mr. Mullen has served as a director of the
(term expires 2003)               Company since 1995. Since January 1994, Mr.
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
                                  Warsaw, Poland, and Camelot Music. Mr. Mullen
                                  is currently serving as Vice President,
                                  General Merchandising Manager-Hard Line of
                                  Retail Exchange.com., Inc., a
                                  business-to-business Internet company that
                                  operates an online marketplace for excess
                                  consumer goods.

Mark E. Schwarz (42)              Mr. Schwarz has served as a director of the
(term expires 2003)               Company since July 2001. He has served as the
                                  general partner, directly or through entities
                                  which he controls, of Newcastle Partners, L.P.,
                                  a private investment firm, since 1993. Mr.
                                  Schwarz was Vice President and Manager of
                                  Sandera Capital, L.L.C., a private investment
                                  firm affiliated with Hunt Financial Group,
                                  L.L.C., a Dallas-based investment firm
                                  associated with the Lamar Hunt family
                                  ("Hunt"), from 1995 to September 1999 and a
                                  securities analyst and portfolio Manager for
                                  SCM Advisors, L.L.C., formerly a
                                  Hunt-affiliated registered investment advisor,
                                  from May 1993 to 1996. Mr. Schwarz currently
                                  serves as a director of the following
                                  companies: SL; Nashua Corporation, a specialty
                                  paper, label, and printing supplies
                                  manufacturer; Bell Industries, Inc., a
                                  provider of computer systems and services;
                                  Pizza Inn, Inc., a franchisor and operator of
                                  pizza restaurants; and Tandycrafts, Inc., a
                                  manufacturer of picture frames and mirrors.
                                  Mr. Schwarz has also served as Chairman of the
                                  Board of Directors of Hallmark Financial
                                  Services, Inc., a property and casualty
                                  insurance holding company, since October 2001,
                                  and as its Chief Executive Officer since
                                  January 2003. From October 1998 through April
                                  1999, Mr. Schwarz served as a director of
                                  Aydin Corporation ("Aydin"), a defense
                                  electronics manufacturer.

Howard Mileaf (65)                Mr. Mileaf has served as a director of the
(term expires 2003)               Company since December 2002. He has been a
                                  director of Neuberger Berman Mutual Funds
                                  since 1985. Mr. Mileaf has served as a
                                  director of WHX Corporation ("WHX"), a NYSE
                                  listed holding company, since August 2002.
                                  From May 1993 to December 2001, Mr. Mileaf
                                  served as Vice President and General Counsel
                                  of WHX.

EXECUTIVE OFFICERS

            The following sets forth the name, present principal occupation, employment and material occupations, positions, offices and employments for the past five years and ages as of March 26, 2003, for the executive officers of the
Company, who are not also directors of the Company.

NAME AND AGE                      OCCUPATION AND OTHER DIRECTORSHIPS
------------                      ----------------------------------

Glen M. Kassan (59)               Mr. Kassan has served as Vice President, Chief
                                  Financial Officer and Secretary of the Company
                                  since June 2000. He has served as Executive
                                  Vice President of New Ltd. since March 2002.
                                  Mr. Kassan served as Executive Vice President
                                  of Steel Partners Services, Ltd. ("SPS"), a
                                  management and advisory company, from June
                                  2001 through March 2002 and Vice President
                                  from October 1999 through May 2001. SPS

                                  provided management services to Steel and
                                  other affiliates of Steel until March 2002,
                                  when New Ltd. acquired the rights to provide
                                  certain management services from SPS. He has
                                  also served as Vice Chairman of the Board of
                                  Directors of Caribbean Fertilizer since June
                                  2000. Mr. Kassan is a director and has served
                                  as President of SL since January 2002 and
                                  February 2002, respectively. From 1997 to
                                  1998, Mr. Kassan served as Chairman and Chief
                                  Executive Officer of Long Term Care Services,
                                  Inc., a privately owned healthcare services
                                  company which Mr. Kassan co-founded in 1994
                                  and initially served as Vice Chairman and
                                  Chief Financial Officer. Mr. Kassan is
                                  currently a director of Puroflow and UIC.

James R. Henderson (45)           Mr. Henderson has served as Vice President of
                                  Operations of the Company since September
                                  2000. He has also served as a director of the
                                  WebBank subsidiary since March 2002 and a
                                  director and Chief Operating Officer of
                                  Holdings since January 2000. Mr. Henderson has
                                  served as a Vice President of New Ltd. since
                                  March 2002. Mr. Henderson served as a Vice
                                  President of SPS from August 1999 through
                                  March 2002. He has also served as President of
                                  Gateway since December 2001. Mr. Henderson has
                                  served as a director of ECC since December
                                  1999 and acting Chief Executive Officer since
                                  July 2002. He has served as a director of SL
                                  since January 2002. From 1996 to July 1999,
                                  Mr. Henderson was employed in various
                                  positions with Aydin, which included a tenure
                                  as President and Chief Operating Officer from
                                  October 1998 to June 1999. Prior to his
                                  employment with Aydin, Mr. Henderson was
                                  employed as an executive with UNISYS
                                  Corporation, an e-business solutions provider.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2002, there was compliance with all Section 16(a) filing requirements applicable to officers, directors, and greater-than 10% stockholders, with the exception of (i) Steel Partners II, L.P.
and Warren Lichtenstein whose acquisition of common stock in one transaction was inadvertently reported late on a Form 4, (ii) Mark Schwarz whose award of stock options on nine occasions during fiscal 2002 in lieu of meeting fees and retainer fees in his capacity as a director was inadvertently reported late on a
Form 5, (iii) Joseph Mullen whose award of stock options on six occasions during fiscal 2002 in lieu of meeting fees and retainer fees in his capacity as a director was inadvertently reported late on a Form 5, and (iv) Howard Mileaf whose award of stock options on two occasions during fiscal 2002 in lieu of meeting fees and retainer fees in his capacity as a director was inadvertently reported late on a Form 5.

ITEM 11.   EXECUTIVE COMPENSATION

CASH AND OTHER COMPENSATION

            No executive officer of WebFinancial Corporation received annual compensation, long term or other, in excess of $100,000 during 2002, 2001, or
2000.

STOCK OPTIONS

            No executive officer of WebFinancial Corporation exercised any options during the fiscal year ended December 31, 2002. The following table sets forth certain information regarding unexercised stock options held by Mr.
Lichtenstein as of December 31, 2002:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                         Number of Securities Underlying       Value of Unexercised
                               Unexercised Options            In-the-Money Options at
            Name              at Fiscal Year-End(#)            Fiscal Year-End ($)(1)
            ----              ---------------------            ----------------------

                          Exercisable      Unexercisable     Exercisable  Unexercisable
                          -----------      -------------     -----------  -------------

Warren G. Lichtenstein      211,145             0                0            0

(1)  Based on the market value, as reported on the NASDAQ SmallCap Market, of
     $2.71 per share of Common Stock at December 31, 2002 and an average exercise price of $3.91 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            The Compensation Committee is composed of Howard Mileaf, Joseph
Mullen and Mark Schwarz. No executive officer of WebFinancial Corporation served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director of WebFinancial Corporation or on the compensation committee of WebFinancial Corporation.

DIRECTOR COMPENSATION

            The Board of Directors has authorized the payment to each of
WebFinancial Corporation's non-employee directors a retainer fee of $3,000 per quarter in cash for his services as a director during 2002 and meeting fees of
$1,000 per meeting of the Board and $500 per meeting of a committee of the Board
($375 to the extent such committee meeting is held on the same day as a Board meeting) during 2002 pursuant to the terms of the Long Term Stock Incentive Plan
(the "Plan"). Pursuant to the Plan, the three non-employee directors entitled to such fees elected to receive their fees in stock options in lieu of cash, with exercise prices based on the market price of the Common Stock on the date of grant. Officers, who are directors, do not receive annual or per meeting compensation. Howard Mileaf, as chairman of the audit committee, receives chairmanship fees of $2,500 per quarter.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS

            The following table sets forth information as of February 5, 2003 regarding the beneficial ownership of the Common Stock by each person known by the Company to own beneficially more than 5% of the Common Stock, by each director of WebFinancial Corporation, the Chief Executive Officer, and by all
directors and executive officers as a group.

                                                    Amount and
                                                    Nature of
                                                    Beneficial
Name and Address                                  Ownership (1)          Percentage of Class
----------------                                  -------------          -------------------

Warren G. Lichtenstein                             1,945,108  (2)                 42.5%
c/o Steel Partners II, L.P.
150 East 52nd Street, 21st Floor
New York, New York  10022

Steel Partners II, L.P.                            1,737,345                      39.8%
150 East 52nd  Street, 21st Floor
New York, New York  10022

Jack L. Howard                                       118,325  (3)                  2.7%
c/o Mutual Securities, Inc.
150 East 52nd Street, 21st Floor
New York, New York 10022

Earle C. May                                         343,697  (4)                  7.8%
c/o May Management, Inc.
96 McVey Avenue
Lake Oswego, Oregon  97034

May Management, Inc.                                 318,300                       7.3%
696 McVey Avenue
Lake Oswego, Oregon 97034

Joseph L. Mullen                                      30,441  (5)                    *
c/o LiMoran International, Inc.
611 Broadway, Suite 801
New York, New York  10012

Mark E. Schwarz                                       10,344  (6)                    *
c/o Newcastle Capital Management, L.P.
300 Crescent Court, Suite 1110
Dallas, Texas 75201

Howard Mileaf                                            955  (7)                    *
c/o WHX Corporation
110 East 59th Street
New York, New York 10022

All directors and executive officers               2,152,395  (8)                 45.5%
as a group (seven persons)
                                              ----------------------
*Less than 1%

(1)  A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days after February 5, 2003 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and that are currently exercisable (i.e., that are exercisable within 60 days after February 5, 2003) have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

(2)  Consists of (i) 2,500 shares of Common Stock owned directly by Mr.
     Lichtenstein; (ii) 205,263 shares of Common Stock issuable upon the exercise of options within 60 days of February 5, 2003 granted to Mr.
     Lichtenstein; and (iii) 1,737,345 shares of Common Stock owned by Steel
     Partners II, L.P. ("Steel"). Mr. Lichtenstein is the sole managing member of the general partner of Steel. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock owned by Steel except to the extent of his pecuniary interest therein.

(3)  Consists of (i) 36,417 shares of Common Stock owned directly by Mr. Howard;
     (ii) 3,000 shares of Common Stock owned by Mr. Howard in joint tenancy with his spouse; (iii) 3,200 shares of Common Stock owned by JL Howard, Inc., a
     California corporation controlled by Mr. Howard; and (iv) 75,708 shares of
     Common Stock issuable upon the exercise of options within 60 days of
     February 5, 2003 granted to Mr. Howard.

(4)   Consists of (i) 9,618 shares of Common Stock owned directly by Mr. May;
      (ii) 1,300 shares of Common Stock owned by an immediate family member of
      Mr. May; (iii) 14,479 shares of Common Stock issuable upon the exercise of options within 60 days of February 5, 2003 granted to Mr. May; (iv) 5,000 shares of Common Stock owned by May Management, Inc.; and (v) 313,300 shares of Common Stock held in customer accounts as to which May
      Management, Inc. has shared dispositive power. Mr. May is the Chief
      Executive Officer and a principal stockholder of May Management, Inc. and may be deemed to be the beneficial owner of shares owned by May
      Management, Inc. or as to which May Management, Inc. has shared dispositive power. Mr. May disclaims beneficial ownership of the shares of
      Common Stock held by May Management, Inc. except to the extent of his pecuniary interest therein. This information is based on information provided by Mr. May.

(5)  Consists of (i) 4,285 shares of Common Stock; and (ii) 26,156 shares of
     Common Stock issuable upon the exercise of options within 60 days of
     February 5, 2003 granted to Mr. Mullen.

(6)  Consists of 10,344 shares of Common Stock issuable upon the exercise of options within 60 days of February 5, 2003 granted to Mr. Schwarz.

(7)  Consists of 955 shares of Common Stock issuable upon the exercise of options within 60 days of February 5, 2003 granted to Mr. Mileaf.

(8)  Consists of the shares and options held by the directors and executive officers named in the security ownership table and 50,000 shares of Common
     Stock issuable upon the exercise of options within 60 days of February 5,
     2003 held by executive officers who are not specifically named in the security ownership table.

                               ------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a management agreement (the "Management Agreement"), approved by a majority of the Company's disinterested directors, between the Company and SPS
(and subsequently assigned to Steel Partners, Ltd. ("New Ltd.")), New Ltd.
provides the Company with office space and certain management, consulting and advisory services. The Management Agreement is automatically renewable on an annual basis unless terminated by either party, for any reason, upon at least 60 days written notice. The Management Agreement also provides that the Company shall indemnify, save and hold SPS harmless from and against any obligation, liability, cost or damage resulting from SPS's actions under the terms of the
Management Agreement, except to the extent occasioned by gross negligence or willful misconduct of SPS's officers, directors or employees.

Pursuant to an employee allocation agreement (the "Employee Allocation
Agreement") between WebBank and SPS (and subsequently assigned to New Ltd.), Mr.
Jim Henderson, an employee of New Ltd. and executive officer of the Company, performs services in the area of management, accounting and finances and such other services as are reasonably requested by WebBank. The Employee Allocation
Agreement will continue in force until terminated by either of the parties upon
30 days written notice.

Prior to March 26, 2002, the original counterparty to both the Management
Agreement and the Employee Allocation Agreement was SPS. As of March 26, 2002,
the Management and the Employee Allocation Agreements described above were assigned by SPS to New Ltd. and the employees of SPS became employees of New
Ltd. Warren Lichtenstein, the Company's President and Chief Executive Officer,
is an affiliate of New Ltd. based on his ownership of New Ltd., directly and through Steel, and by virtue of his positions as Chairman, President and Chief
Executive Officer of New Ltd. Mr. Lichtenstein is the sole managing member of the general partner of Steel. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock of New Ltd. owned by Steel (except to the extent of his pecuniary interest in such shares of Common Stock).

In consideration of the services rendered under the Management Agreement, New
Ltd. charges the Company a fixed monthly fee totaling $310,000 per annum, adjustable annually upon agreement of the Company and New Ltd. In consideration of the services provided under the Employee Allocation Agreement, New Ltd.
charges WebBank $100,000 per annum. The fees payable by WebBank are included in the fees payable by the Company under the Management Agreement.  The Company believes that the cost of obtaining the type and quality of services rendered by
New Ltd. under the Management and Employee Allocation Agreements is no less favorable than the cost at which the Company and WebBank, respectively could obtain from unaffiliated entities.

During the fiscal year ended December 31, 2002, SPS and New Ltd. billed fees with respect to fiscal 2002 of $77,500 and $232,500, respectively, to the
Company for services rendered under the Management Agreement. These payments in the aggregate represented in excess of five percent of the Company's consolidated gross revenues for the fiscal year. The fees earned by each of SPS and New Ltd. represented in excess of five percent of SPS's and New Ltd.'s consolidated gross revenues, respectively, for the fiscal year. During the fiscal year ended December 31, 2002, New Ltd. billed fees of $100,000 to WebBank for services rendered under the Employee Allocation Agreement. The fees payable by WebBank are included in the fees payable by the Company under the Management
Agreement.

Pursuant to a sourcing and servicing agreement (the "Rockland Agreement")
between WebBank and Rockland Credit Finance LLC ("Rockland"), Rockland performs both sourcing and servicing functions on behalf of WebBank related to WebBank's accounts receivable factoring program. John Fox, the owner of Rockland, is employed by WebBank in the capacity of Sr. Vice President - Credit. During 2002, the first year of the Rockland Agreement, Rockland was paid $56,000 in cash management fees and earned $571,000 in total management fees under the terms of the Rockland Agreement. Management fees are paid quarterly and accrued monthly by WebBank.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                            Number of securities remaining
                                     Number of securities to be       Weighted-average       available for future issuance
                                     issued upon exercise of          exercise price of        under equity compensation
                                       outstanding options,          outstanding options,     plans (excluding securities
      Plan Category                    warrants and rights           warrants and rights      reflected in first column)
    ---------------------            --------------------------      -------------------      -------------------------
Equity compensation plans approved            470,972                      $4.13                      531,171
by security holders (1)

Equity compensation plans not                       0                         $0                            0
approved by security holders

Total                                         470,972                      $4.13                      531,171

(1)  Consists of the Plan and warrants issued to stockholders in 1995 relating to the Company's bankruptcy filing in 1993.

ITEM 14.  CONTROLS AND PROCEDURES

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

(c)         Asset-Backed issuers

            Not applicable.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

Date: March 26, 2003                  WEBFINANCIAL CORPORATION

                                      By: /s/ Warren G. Lichtenstein
                                          --------------------------------
                                      Warren G. Lichtenstein
                                      President, Chief Executive Officer

                                POWER OF ATTORNEY

            WebFinancial Corporation and each of the undersigned do hereby appoint Warren G. Lichtenstein and Jack L. Howard, and each of them singly, its or his true and lawful attorney to execute on behalf of WebFinancial Corporation and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                                  Date
---------                                                  ----

By: /s/ Warren G. Lichtenstein                             March 26, 2003
------------------------------------                       --------------
Warren G. Lichtenstein, President,                         Date
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Glen M. Kassan                                     March 26, 2003
  ----------------------                                   --------------
Glen M. Kassan                                             Date
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By: /s/ Jack L. Howard                                     March 26, 2003
------------------------                                   --------------
Jack L. Howard, Director                                   Date

By: /s/ Howard Mileaf                                      March 26, 2003
------------------------                                   --------------
Howard Mileaf, Director                                    Date

By: /s/ Joseph L. Mullen                                   March 26, 2003
------------------------------------                       --------------
Joseph L. Mullen, Director                                 Date

By: /s/ Mark E. Schwarz                                    March 26, 2003
------------------------                                   --------------
Mark E. Schwarz, Director                                  Date

                                  CERTIFICATION

                            Section 302 Certification

I, Warren G. Lichtenstein, certify that:

(1) I have reviewed this annual report on Form 10-K of WebFinancial Corporation, a Delaware corporation (the "Registrant");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the
Registrant as of, and for, the periods presented in this annual report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
     Evaluation Date;

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

(6) The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 26, 2003

                                       By: /s/ Warren G. Lichtenstein
                                           -------------------------------------
                                           Warren G. Lichtenstein
                                           President and Chief Executive Officer

                                  CERTIFICATION

                            Section 302 Certification

I, Glen M. Kassan, certify that:

(1) I have reviewed this annual report on Form 10-K of WebFinancial Corporation, a Delaware corporation (the "Registrant");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the
Registrant as of, and for, the periods presented in this annual report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
     Evaluation Date;

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

(6) The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 26, 2003

                                       By: /s/ Glen M. Kassan
                                          ------------------------------------
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

10.6   Rose's Holdings, Inc. Long Term Incentive Plan - Incorporated by
       reference to Appendix of Definitive Proxy Statement on Schedule 14A filed
       December 6, 1998.

*10.7  Management Agreement, dated as of January 2000, between WebFinancial
       Corporation and Steel Partners Services, Ltd.

21.1   Subsidiaries of Registrant (WebFinancial Holdings Corporation; WebBank;
       WebFinancial Government Lending, Inc.; Praxis Investment Advisors, Inc.;
       and Web Film Finance, Inc.)

*23.1  Consent of Grant Thornton LLP.

*99.1  Certification of Chief Executive Officer Pursuant to Section 906 of The
       Sarbanes-Oxley Act of 2002.

*99.2  Certification of Chief Financial Officer Pursuant to Section 906 of The
       Sarbanes-Oxley Act of 2002.

 *  Filed herewith.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

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

The responsibility of our independent auditors, Grant Thornton LLP, is to conduct their audit in accordance with auditing standards generally accepted in the United States of America. In carrying out this responsibility, they planned and performed their audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether caused by error or fraud.

The Audit Committee of the Board of Directors met two times with management and
Grant Thornton LLP to discuss auditing and financial matters and to assure that each is carrying out its responsibilities. Grant Thornton LLP has full and free access to the Audit Committee and met with it by telephone, with and without management being present, to discuss the results of their audit and their opinions on the quality of financial reporting.

By: /s/ Warren G. Lichtenstein
    --------------------------
    Warren G. Lichtenstein
    President and Chief Executive Officer
    (Principal Executive Officer)

By: /s/ Glen M. Kassan
    ----------------------------
    Glen M. Kassan
    Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
WebFinancial Corporation

We have audited the accompanying consolidated statements of financial condition of WebFinancial Corporation and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31,
2002. These consolidated financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of
WebFinancial Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of
America.

/s/ Grant Thornton LLP
Salt Lake City, Utah
February 8, 2003

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in thousands except share data)
                                                                                December 31,        December 31,
                                                                                   2002                2001
                                                                                   ----                ----
 ASSETS
   Cash and due from banks                                                      $  2,849            $  4,961
   Federal funds sold                                                              3,697                 134
                                                                                --------            --------
      Total cash and cash equivalents                                              6,546               5,095

   Investment securities (note 2)
      Held-to-maturity (estimated fair value of $20 and $27
          at December 31, 2002 and 2001)                                              19                  25
      Available-for-sale                                                           1,722                 262
                                                                                --------            --------
          Total investment securities                                              1,741                 287

   Loans, net (note 3)                                                            11,826              12,611
   Purchased receivables (note 3)                                                  5,101                 --
   Allowance for credit losses (note 4)                                           (1,526)             (1,972)
                                                                                --------            --------
          Total loans, net                                                        15,401              10,639

   Foreclosed assets                                                                  36                 449
   Premises and equipment, net (note 8)                                               41                  77
   Accrued interest receivable                                                       259                  54
   Goodwill, net                                                                   1,380               1,380
   Other assets (note 16)                                                            761                 897
                                                                                --------            --------

                                                                                $ 26,165            $ 18,878
                                                                                ========            ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
      Non interest-bearing demand                                               $    668            $     75
      NOW/MMA accounts                                                               680                  19
      Certificates of deposit (note 6)                                            12,272               7,220
                                                                                --------            --------
   Total deposits                                                                 13,620               7,314

   Other liabilities                                                                 919                 170
                                                                                --------            --------
   Total liabilities before minority interests                                    14,539               7,484

   Minority interests                                                                356                 324

   Commitments and contingencies (notes 7, 11 and 14)

   Stockholders' Equity (notes 2, 9, 10, and 15)
      Preferred stock, 10,000,000 shares authorized, none issued                    --                  --
      Common stock, 50,000,000 shares authorized;
          $.001 par value, 4,366,866 shares issued and outstanding at
          December 31, 2002 and at December 31, 2001                                   4                   4
      Paid-in capital                                                             36,606              36,606
      Accumulated deficit                                                        (25,083)            (25,542)
      Accumulated other comprehensive income (loss)                                 (257)                  2
                                                                                --------            --------
   Total stockholders' equity                                                     11,270              11,070
                                                                                --------            --------

                                                                                $ 26,165            $ 18,878
                                                                                ========            ========

The accompanying notes are an integral part of the consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands except share data)

                                                                       Year ended           Year ended          Year ended
                                                                       December 31,        December 31,        December 31,
                                                                          2002                2001                2000
                                                                          ----                ----                ----
Interest income
    Loans and purchased receivables, including fees                     $ 2,570             $ 1,304             $ 1,478
    Cash equivalents                                                         53                 216                 464
    Federal funds sold                                                       28                  44                   5
    Investment securities                                                    39                  30                 222
                                                                        -------             -------             -------
          Total interest income                                           2,690               1,594               2,169

Interest expense
    Deposits                                                                334                 392                 812
    Federal funds purchased                                                   1                   7                --
    Short-term borrowings                                                  --                  --                    18
                                                                        -------             -------             -------
          Total interest expense                                            335                 399                 830

               Net interest income before provision
               for loan losses                                            2,355               1,195               1,339

Provision (credit) for credit losses (note 4)                               (60)              1,682                 917
                                                                        -------             -------             -------

               Net interest income (loss) after
               provision for credit losses                                2,415                (487)                422

Noninterest income
    Gain on sale of assets                                                  318                 219               1,061
    Fee income                                                              402                 493               1,480
    Miscellaneous income (note 17)                                          441                 414                 854
                                                                        -------             -------             -------
          Total noninterest income                                        1,161               1,126               3,395

Noninterest expenses
    Salaries, wages, and benefits                                           949               1,105               1,680
    Professional and legal fees                                             604                 700                 532
    Occupancy expense                                                       171                 197                 191
    Amortization of goodwill                                               --                   118                 118
    Other general and administrative                                      1,372               1,047               1,350
                                                                        -------             -------             -------
          Total noninterest expenses                                      3,096               3,167               3,871
                                                                        -------             -------             -------

               Operating income (loss)                                      480              (2,528)                (54)

Income taxes (benefit) (note 12)                                            (10)                 11                --
                                                                        -------             -------             -------

Income (loss) before minority interest                                      490              (2,539)                (54)

(Income) loss attributable to minority interests                            (31)                136                  (3)
                                                                        -------             -------             -------

          Net income (loss)                                             $   459             $(2,403)            $   (57)
                                                                        =======             =======             =======

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                    (Amounts in thousands except share data)

                                                                       Year ended           Year ended          Year ended
                                                                       December 31,        December 31,        December 31,
                                                                          2002                2001                2000
                                                                          ----                ----                ----

Income (loss) per common share:
    Basic                                                              $     .11           $   (0.55)           $   (0.01)
    Diluted                                                            $     .11           $   (0.55)           $   (0.01)

Weighted average number of common shares:
    Basic                                                              4,366,866           4,366,728            4,353,905
    Diluted                                                            4,367,142           4,366,728            4,353,905

The accompanying notes are an integral part of the consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

     Years Ended December 31, 2002, December 31, 2001, and December 31, 2000
                    (Amounts in thousands except share data)

                                                                                                         Accumulated
                                                   Common stock                                            other          Total
                                                   ------------           Paid-in         Accumulated   comprehensive  stockholders'
                                              Shares        Amount        capital           deficit       income          equity
                                              ------        ------        -------           -------       ------          ------

Balance at January 1, 2000                   4,349,996    $        4    $   36,513     $  (23,082)    $          --      $   13,435

Net loss                                          --            --            --              (57)               --             (57)
Shares issued for
    services rendered                            4,284          --              24           --                  --              24
Contribution of
    capital                                       --            --              22           --                  --              22
                                             ---------    ----------    ----------     ----------     ---------------    ----------
Balance at December 31, 2000
                                             4,354,280             4        36,559         (23,139)              --          13,424

Shares issued for services
     rendered                                   12,586          --              47           --                  --              47
Comprehensive loss :
     Net loss                                     --            --            --           (2,403)               --          (2,403)
     Unrealized holding gain
     arising during period,
     net of tax                                   --            --            --             --                     2             2
                                             ---------    ----------    ----------     ----------     ---------------    ----------
Total comprehensive loss                                                                                                     (2,401)
                                             ---------    ----------    ----------     ----------     ---------------    ----------

 Balance at December 31, 2001                4,366,866             4        36,606        (25,542)                  2        11,070

Comprehensive loss :
    Net income                                    --            --            --              459                --             459
    Unrealized holding gain
     arising during period,
     net of tax                                   --            --            --             --                  (259)         (259)
                                             ---------    ----------    ----------     ----------     ---------------    ----------
Total comprehensive income                                                                                                      200
                                             ---------    ----------    ----------     ----------     ---------------    ----------

Balance at December 31, 2002                 4,366,866    $        4    $   36,606     $  (25,083)    $          (257)   $   11,270
                                             =========    ==========    ==========     ==========     ===============    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                 Year ended       Year ended         Year ended
                                                                                December 31,     December 31,       December 31,
                                                                                    2002            2001               2000
                                                                                    ----            ----               ----
Cash flows from operating activities:
Net loss from operations                                                        $    459         $ (2,403)        $    (57)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
          Minority interest                                                           31             (136)               3
          Depreciation                                                                37               47               42
          Premium earned on sale of loans                                           --               (219)          (1,061)
          Permanent writedown of investment securities                              --                  8              100
          Common stock and options granted in lieu of cash                          --                 47               24
          Provision for loan losses                                                  (60)           1,682              917
          Amortization (accretion) of deferred loan fees, net                       (118)            (114)             (97)
          Amortization of goodwill                                                  --                118              118
          Amortization of premiums on
               available-for-sale securities                                        --               --               (163)
          Amortization of other assets                                                15             --               --
          Amortization of servicing assets                                            35              225               35
          (Gain) loss on sale of foreclosed assets                                   (90)               1             --
          Writedown of foreclosed assets                                              29             --               --
Change in operating assets and liabilities:
          Loans held for sale                                                       --               --              1,312
          Accrued interest receivable                                               (205)              59               50
          Other assets                                                                88            4,241             (643)
          Other liabilities                                                          750             (609)            (282)
                                                                                --------         --------         --------

               Net cash provided by
               operating activities                                                  971            2,947              298
                                                                                --------         --------         --------

Cash flows from investing activities:
    Purchase of investment securities available-for-sale                          (2,571)            --            (24,836)
    Principal payments received on investment
          securities available-for-sale                                              158              195           25,294
    Proceeds from sale of available-for-sale securities                              694             --               --
    Principal payments received on investment
          securities held-to-maturity                                                  6                7                5
    Loans originated, receivables purchased
           and principal collections, net                                         (4,638)          (1,387)          (5,249)
    Purchase of loans                                                               --               --               (730)
    Purchase of premises and equipment                                                (3)             (14)             (51)
    Proceeds from sale of foreclosed assets                                          528                3             --
                                                                                --------         --------         --------

               Net cash used in
               investing activities                                               (5,826)          (1,196)          (5,567)
                                                                                --------         --------         --------

Cash flows from financing activities:
    Net increase (decrease) in demand deposits                                       593             (175)            --
    Net increase in NOW/MMA accounts                                                 661               19             --
    Net increase (decrease) in certificates of deposit                             5,052           (2,662)           5,243
    Net increase (decrease) in short-term borrowings                                --               --             (1,100)
    Contribution of capital                                                         --               --                 22
                                                                                --------         --------         --------

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                             Year ended          Year ended          Year ended
                                                                             December 31,       December 31,        December 31,
                                                                                2002               2001                2000
                                                                                ----               ----                ----

Net cash provided by (used in) financing activities                              6,306             (2,818)             4,165
                                                                               -------            -------            -------

Net increase (decrease) in cash and cash equivalents                             1,451             (1,067)            (1,104)

Cash and cash equivalents at beginning of year                                   5,095              6,162              7,266
                                                                               -------            -------            -------

Cash and cash equivalents at end of year                                       $ 6,546            $ 5,095            $ 6,162
                                                                               =======            =======            =======

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                     $   273            $   552            $   731
    Cash paid for (refunded from) income taxes                                     (10)                11               --

Supplemental disclosure of additional non-cash activities:

During 2002, WebBank acquired foreclosed assets of $54 in lieu of loan payments.

At December 31, 2002, the Company had a balance of net unrealized losses on securities of $(257), which is shown in accumulated other comprehensive income
(loss) on the balance sheet. As a result, accumulated other comprehensive income
(loss) was decreased by $(259).

The Company issued common stock to board members during 2001 and 2000 valued at
$47 and $24, respectively. No common stock was issued to board members during
2002.

During 2000 WebBank transferred loans of $4,250 to other assets to reflect their sale prior to settlement.

During 2002 the Company wrote off $192 of fully depreciated assets.

The accompanying notes are an integral part of the consolidated financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 2002, December 31, 2001,
                              and December 31, 2000
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

BASIS OF PRESENTATION--The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of
America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near-term relates to the determination of the allowance for credit losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for credit losses and the valuation of real estate, management obtains independent appraisals for significant properties.

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

For the years ended December 31, 2002 and December 31, 2001, potentially dilutive common shares of 0 and 102 respectively, were not included in the computation of diluted income (loss) per share because they would have had an anti-dilutive effect on the 2002 and 2001 income (loss) per share.

INVESTMENT SECURITIES--The Company classifies its securities as either available-for-sale or held-to-maturity. Held-to-maturity securities are those debt securities that the Company has the ability and intent to hold until maturity. All other securities not included in held-to-maturity are classified as available-for-sale.

Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized holding gains or losses on available-for-sale securities are excluded from earnings and reported, until realized, in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield using the effective-interest method. Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale or held-to-maturity are included in earnings and are derived using the specific-identification method.

LOANS AND PURCHASED RECEIVABLES--The Company, through WebBank, grants mortgage, commercial and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.
Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accrual of interest on commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

WebBank purchases receivable balances from customers at a discounted rate. The receivables to be purchased from any given customer are determined using
WebBank's credit granting policies. Receivable purchases have full recourse to the customer and are accounted for as a purchase under the guidelines of
Financial Accounting Standards Board (FASB) Statement of Financial Accounting
Standards No. 140.

Purchased receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-off or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

CREDIT RELATED FINANCIAL INSTRUMENTS--In the ordinary course of business, the
Company has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

LOAN IMPAIRMENT--A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.
Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is secured by collateral.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and finance receivables for impairment disclosures.

ALLOWANCE FOR CREDIT LOSSES--The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes the uncollectibility of a loan or receivable balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the amounts due in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions.
This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance for purchased receivable losses, which is included with the allowance for credit losses, is increased by charges to income and decreased by chargeoffs (net recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past purchased receivables loss experience, known and inherent risks in the portfolio, adverse situations that may affect the debtor's ability to repay, the estimated value of any underlying collateral and current economic conditions. Purchased receivables are charged off when they are 90 days contractually past due, at which time the Company may enforce the recourse agreement to collect from the customer the remaining outstanding balances.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company calculates its provision for credit losses based on changes in the present value of expected future cash flows of its loans discounted at the loan's effective interest rate in accordance with Financial Accounting Standards
Board (FASB) SFAS No. 114.

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

PREMISES AND EQUIPMENT--Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation of premises and equipment is computed by the straight-line method over estimated useful lives from one to five years for book purposes and accelerated methods for tax purposes. Leasehold improvements are amortized over the terms of the related leases or the estimated useful lives of the improvements, whichever is shorter.
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

LOANS HELD FOR SALE--The Company has originated loans to customers under a
United States Department of Agriculture ("USDA") program that generally provides for USDA guarantees of 70 percent to 90 percent of each loan. The Company sold the guaranteed portion of each loan to a third party and retained the unguaranteed portion in its own portfolio. Loans held-for-sale are carried at the lower of cost or estimated market value in the aggregate. A sale is recognized when control over the loans sold is surrendered and the proceeds of the sale are other than beneficial interests in the loans sold. The Company allocates the basis of the loans sold, the retained portions, and retained servicing based upon their relative fair market values. To the extent the sale of a loan involves the sale of part of a loan with a disproportionate credit risk, the cost basis of the loan is allocated based upon the relative fair values of the portion sold and the portion retained on the date such loan sale was made. Deferred income on USDA loans arises on the sale of the government guaranteed portion of the loan and the retention of the unguaranteed portion.
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
Loans serviced for others approximated $36,263 and $35,123 at December 31, 2002 and 2001, respectively. These loans are not included in the accompanying statements of financial condition. Fees earned for servicing loans for others are reported as income when the related loan payments are collected, less amortization of the servicing asset. Loan servicing costs are charged to expense as incurred.

GOODWILL--In July 2001, the Financial Accounting Standards Board (FASB) issued
SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 eliminates the amortization of goodwill, but requires goodwill to be tested for impairment at least annually at a reporting unit level. SFAS 142 became effective for the
Company on January 1, 2002. The Company has completed the first step of the transitional goodwill impairment test as required by SFAS 142. This initial test indicated that there was no impairment of goodwill upon transition. The Company also completed its annual test of impairment of goodwill and determined that no impairment exists at December 31, 2002.

            The following tables reconcile the Company's net earnings for the twelve months ended December 31, 2002, 2001 and 2000 adjusted to exclude goodwill amortization pursuant to SFAS 142 to amounts previously reported:

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      Year Ended
                                                           -------------------------------------------------------------------
                                                           December 31, 2002         December 31, 2001       December 31, 2000
                                                           -----------------         -----------------       -----------------
Net income (loss)
           Reported net income (loss)                      $             459         $          (2,403)      $             (57)
           Add back:  Goodwill amortization                                -                       118                     118
                                                           -----------------         -----------------       -----------------

           Adjusted net income (loss)                      $             459         $          (2,285)      $              61
                                                           =================         =================       =================

Income (loss) per share - basic and diluted
           Reported net income (loss)                      $             .11         $            (.55)      $            (.01)
           Goodwill amortization                                           -                       .03                     .03

                                                           -----------------         -----------------       -----------------

           Adjusted net income (loss)                      $             .11         $            (.52)      $             .02
                                                           =================         =================       =================

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

TRANSFERS OF FINANCIAL ASSETS--Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

COMPREHENSIVE INCOME (LOSS)--Components of comprehensive income (loss) may include net income (loss), unrealized gains (losses) on available-for-sale investment securities, foreign currency translation adjustments, changes in the market value of futures contracts that qualify as a hedge, and net loss recognized as an additional pension liability not yet recognized in net periodic pension cost. For the years ended December 31, 2002, 2001 and 2000, other comprehensive income (loss) was $(259), $2 and $0, respectively.

STOCK-BASED COMPENSATION--Statement of Financial Accounting Standards (SFAS)
No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting
for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in
Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995. (See Note 10.)

RECLASSIFICATION--Certain immaterial amounts as of and for the year ended
December 31, 2000 and the year ended December 31, 2001 have been reclassified to conform with the 2002 presentation.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS - In April 2002, the Financial Accounting
Standards Board ("FASB") issued SFAS No. 145, "Recission of FASB Statements No.
4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections".
The most significant provisions of SFAS No. 145 address the termination of extraordinary item treatment for gains and losses on extinguishment of debt. The
Company adopted SFAS No. 145 with no material impact on its financial condition or results of operations for the year ended December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal of facilities, and must be implemented not later than December 31, 2002. The Company adopted SFAS No.
146 with no material impact on its financial condition or results of operations for the year ended December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain
Financial Institutions". This Statement amends SFAS No. 72, SFAS No. 144 and
FASB Interpretation No. 9. Among other topics, this Statement requires that an unidentifiable intangible asset that is recognized in an acquisition of a financial institution, which is accounted for as a business combination, in which the liabilities assumed exceed the identifiable assets acquired, be recorded as goodwill. Consequently, this unidentifiable intangible asset will be subject to the goodwill accounting standards set forth in SFAS No. 142 and will be evaluated for impairment on an annual basis instead of being amortized. The
Company adopted SFAS No. 147 with no material impact on its financial condition or results of operations for the year ended December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123,
"Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share. SFAS No. 148 does not require companies to expense employee stock options. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The Company anticipates adopting SFAS No. 148 with no material impact on its financial condition or results of operations for the year ended December 31, 2002.

2.          INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unearned gains and losses are summarized as follows:

                                                                       December 31, 2002

                                                                        Held-to-maturity
                                                   ------------------------------------------------------------
                                                                    Gross           Gross             Estimated
                                                    Amortized     unrealized      unrealized            fair
                                                      cost          gains           losses             Value
                                                   ----------     ---------       -----------         ---------

Collateralized mortgage backed securities          $       19     $        1      $        -           $    20
                                                   ==========     ==========      ===========         ========

                                                                      Available-for-sale
                                                   ------------------------------------------------------------
                                                                    Gross           Gross             Estimated
                                                    Amortized     unrealized      unrealized            fair
                                                      cost          gains           losses             Value
                                                   ----------     ---------       -----------         ---------

Collateralized mortgage backed securities          $      103     $        -      $         -         $    103

Equity securities                                       1,878              -             (259)           1,619
                                                   ----------     ----------      -----------         --------
                                                   $    1,981     $        -      $      (259)        $  1,722
                                                   ==========     ==========      ===========         ========

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       December 31, 2001

                                                                        Held-to-maturity
                                                   ------------------------------------------------------------
                                                                    Gross           Gross             Estimated
                                                    Amortized     unrealized      unrealized            fair
                                                      cost          gains           losses             Value
                                                   ----------     ---------       -----------         ---------

Collateralized mortgage backed securities          $       25     $       2       $        -          $     27
                                                   ==========     =========       ==========          ========

                                                                      Available-for-sale
                                                   ------------------------------------------------------------
                                                                    Gross           Gross             Estimated
                                                    Amortized     unrealized      unrealized            fair
                                                      cost          gains           losses             Value
                                                   ----------     ---------       -----------         ---------

Collateralized mortgage backed securities          $      260     $       -       $       (1)         $    259

Interest-only strip                                         -             3                -                 3
                                                   ----------     ---------       ----------          ---------

                                                   $      260     $       3       $       (1)         $    262
                                                   ==========     =========       ==========          ========

The amortized cost and estimated market value of investment securities at
December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without penalties.

                                                           Held-to-maturity                     Available-for-sale
                                                   ---------------------------------     ---------------------------------
                                                                      Estimated fair                        Estimated fair
                                                   Amortized cost         value          Amortized cost         value
                                                   --------------     --------------     -------------      --------------

Collateralized mortgage backed securities          $           19     $           20     $         103      $          103

Equity securities                                               -                  -             1,878               1,619
                                                   --------------     --------------     -------------      --------------
                                                   $           19     $           20     $       1,981      $        1,722
                                                   ==============     ==============     =============      ==============

3.          LOANS

Loans and purchased receivables at December 31, 2002 and 2001 are summarized as follows:

                                                           2002               2001
                                                        -----------       ----------
               Commercial loans                         $    11,872       $   12,604
               Installment loans                                168              341
               Deferred income                                 (214)            (334)
               Purchased receivables                          5,101                -
                                                        -----------       ----------
                                                        $    16,927       $   12,611
                                                        ===========       ==========

Loans to sixteen customers comprise approximately 94 percent of total loans at
December 31, 2002. At December 31, 2002, $479 of the loans in the portfolio had a fixed interest rate ($652 at December 31, 2001) and $168 of the Bank's loans were unsecured ($341 at December 31, 2001). The ability of the borrowers to repay their obligations is dependent upon economic conditions within their respective regions as well as the financial condition of the borrowers.

The Company had $1,171 of loans on which the accrual of interest has been discontinued or reduced at December 31, 2002. If income on those loans had been accrued, such income would have approximated $150 for 2002.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans:

                                                                         2002                     2001
                                                                         ----                     ----
            Impaired loans without a valuation allowance             $         -               $       -
            Impaired loans with a valuation allowance                      1,171                   2,027
                                                                       ----------              ---------
            Total impaired loans                                     $     1,171               $   2,027
                                                                      ==========               =========
            Valuation allowance related to impaired loans            $       483               $   1,045
                                                                     ===========               =========

The valuation allowance for impaired loans is included in the allowance for credit losses in Note 5.

                                                                         2002                      2001
                                                                         ----                      ----

            Average investment in impaired loans                     $     1,453               $   1,775
            Interest income recognized on impaired loans             $        -                $      58
            Interest income recognized on a cash basis
                                    on impaired loans                $        36               $      70

4.          ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is summarized as follows:

                                                                         2002                     2001
                                                                     -----------               ---------
                    Beginning balance                                $     1,972               $   1,077
                    Additions:
                        Provision (credit) for credit losses                 (60)                  1,682
                        Recoveries                                             -                      -
                    Deduction-loan charge-offs                              (386)                   (787)
                                                                     -----------               ---------
                    Ending balance                                   $     1,526               $   1,972
                                                                     ===========               =========

The Company considers the allowance for credit losses adequate to cover losses inherent in loans, loan commitments and purchased receivables at December 31,
2002. However, no assurance can be given that the Company will not, in any particular period, sustain credit losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process and that of its regulators, will not require significant increases in the allowance for credit losses.

5.          RELATED PARTY TRANSACTIONS

Pursuant to a management agreement (the "Management Agreement"), approved by a majority of the Company's disinterested directors, between the Company and Steel
Partners Services, Ltd. ("SPS") (and subsequently assigned to Steel Partners,
Ltd. ("New Ltd.")), New Ltd. provides the Company with office space and certain management, consulting and advisory services. The Management Agreement is automatically renewable on an annual basis unless terminated by either party, for any reason, upon at least 60 days written notice. The Management Agreement also provides that the Company shall indemnify, save and hold SPS harmless from and against any obligation, liability, cost or damage resulting from SPS's actions under the terms of the Management Agreement, except to the extent occasioned by gross negligence or willful misconduct of SPS's officers, directors or employees.

Pursuant to an employee allocation agreement (the "Employee Allocation
Agreement") between WebBank and SPS (and subsequently assigned to New Ltd.), Mr.
Jim Henderson, an employee and officer of New Ltd. and an officer of the
Company, performs services in the area of management, accounting and finances and such other services as are reasonably requested by WebBank. The Employee
Allocation Agreement will continue in force until terminated by either of the parties upon 30 days written notice.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to March 26, 2002, the original counterparty to both the Management
Agreement and the Employee Allocation Agreement was SPS. As of March 26, 2002,
the Management and the Employee Allocation Agreements described above were assigned by SPS to New Ltd. and the employees of SPS became employees of New Ltd.
Warren Lichtenstein, the Company's President and Chief Executive Officer, is an
affiliate of New Ltd. based on his ownership of New Ltd., directly and through
Steel, and by virtue of his positions as Chairman, President and Chief Executive
Officer of New Ltd. Mr. Lichtenstein is the sole managing member of the general partner of Steel. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock of New Ltd. owned by Steel (except to the extent of his pecuniary interest in such shares of Common Stock).

In consideration of the services rendered under the Management Agreement, New
Ltd. charges the Company a fixed monthly fee totaling $310 per annum, adjustable annually upon agreement of the Company and New Ltd. In consideration of the services provided under the Employee Allocation Agreement, New Ltd. charges
WebBank $100 per annum. The fees payable by WebBank are included in the fees payable by the Company under the Management Agreement. The Company believes that the cost of obtaining the type and quality of services rendered by New Ltd.
under the Management and Employee Allocation Agreements is no less favorable than the cost at which the Company could obtain from unaffiliated entities.

During the fiscal year ended December 31, 2002, SPS and New Ltd. billed fees with respect to fiscal 2002 of $78 and $232, respectively, to the Company for services rendered under the Management Agreement. These payments in the aggregate represented in excess of five percent of the Company's consolidated gross revenues for the fiscal year. The fees earned by each of SPS and New Ltd.
represented in excess of five percent of SPS's and New Ltd.'s consolidated gross revenues, respectively, for the fiscal year. During the fiscal year ended
December 31, 2002, New Ltd. billed fees of $100 to WebBank for services rendered under the Employee Allocation Agreement. The fees payable by WebBank are included in the fees payable by the Company under the Management Agreement.

Pursuant to a sourcing and servicing agreement (the "Rockland Agreement")
between WebBank and Rockland Credit Finance LLC ("Rockland"), Rockland performs both sourcing and servicing functions on behalf of WebBank related to WebBank's accounts receivable factoring program. John Fox, the owner of Rockland, is employed by WebBank in the capacity of Sr. Vice President - Credit. During 2002, the first year of the Rockland Agreement, Rockland was paid $56 in cash management fees and earned $571 in total management fees under the terms of the
Rockland Agreement. Management fees are paid quarterly and accrued monthly by
WebBank.

6.          CERTIFICATES OF DEPOSIT

         Certificates of deposits at December 31, 2002 are summarized as follows:

                                                         Weighted average            Weighted average
                                                               rate            2002       rate                  2001
                                                         ----------------  --------  ----------------     -----------
         Certificates of deposit greater than $100            2.90%        $  12,272        2.53%         $    7,219
         Other certificates of deposit                           -                 -        4.25%                  1
                                                             ------        ---------       ------         ----------
                                                              2.90%        $  12,272        2.53%         $    7,220
                                                             ======        =========       ======         ==========

          Time certificates of deposit mature at various dates throughout 2003 and 2004.

7.          SHORT-TERM BORROWINGS

On October 26, 2000, WebBank was approved for an unsecured $2,500 federal funds line of credit with a commercial bank. The interest rate approximated the federal funds rate and could be outstanding for no more than 60 days without paying the line down in full. The federal funds line of credit was used to fund loan originations prior to sale of the guaranteed portion. The federal funds line of credit was not utilized in 2000. The average borrowings on the federal funds line of credit for the year ended December 31, 2001 were $185. The maximum outstanding at any month end during the year ended December 31, 2001 was $844, and the average interest rate during 2001 was 3.58%. At December 31, 2001 there was no outstanding balance under the federal funds line of credit.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unsecured federal funds line of credit was withdrawn in April 2002 and replaced with a secured federal funds line of credit with the same commercial bank at the same interest rate. The security consisted of WebBank's investment portfolio of mortgage backed securities. The federal funds line of credit was not used in 2002.

8.          PREMISES AND EQUIPMENT

Premises and equipment at December 31, are summarized as follows:

                                                                           2002 (1)                 2001
                                                                           --------                 ----
Leasehold improvements                                                       $ 39                   $112
Furniture and equipment                                                        87                    216
                                                                             ----                   ----
                                                                              126                    328

Less accumulated depreciation and amortization                                 85                    251
                                                                             ----                   ----

                                                                             $ 41                   $ 77
                                                                             ====                   ====

(1) During 2002 the Company wrote off $192 of fully depreciated assets.

9.          STOCKHOLDERS' EQUITY

Members of the Company's board of directors contributed cash of $22 to the
Company in 2000. No shares were issued as a result of these transactions. The
Company recorded the contribution as an addition to paid-in-capital.

10.         STOCK OPTIONS AND WARRANTS

The Company's New Equity Compensation Plan was adopted on February 14, 1995. The
Plan provided for the granting of a maximum of 350,000 shares of stock. The price of the options granted was not less than 100 percent of the fair market value of the shares on the date of grant. The options vested immediately with the sale of Stores. At that time, all options were canceled 60 days later.

On April 24, 1997, the Company adopted a Long Term Stock Incentive Plan, which provides for the granting to employees and directors of, and consultants to, the
Company of certain stock-based incentives and other equity interests in the
Company. A maximum of 250,000 shares were issuable under the Plan. The options vest according to varied schedules, are exercisable when vested, and expire five years from the date of issuance.

The Board of Directors of the Company, at its meeting on September 2, 1998, approved the merger of the New Equity Compensation Plan (which had been adopted in 1995) into the Long Term Stock Incentive Plan (which had been adopted in
1997) and certain amendments to the Long Term Stock Incentive Plan. At the annual meeting held November 4, 1998, the shareholders approved the merger and certain amendments to the new stock option plan (the "Merged Plan"). Approved were the grants of certain stock-based incentives and other equity interests to employees, directors, and consultants. A maximum of 2,000,000 shares may be issued under the Merged Plan. The options are vested according to varied schedules, exercisable when vested, and expire five years from the date of issuance.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity:

                                         Year ended               Year ended              Year ended
                                       December 31, 2002        December 31, 2001       December 31, 2000

                                                Weighted-                Weighted-               Weighted-
                                      Number     average       Number      average     Number     average
                                     of shares   exercise     of shares   exercise     of shares  exercise
                                     (1,000's)    price       (1,000's)     price      (1,000's)    price
                                     --------------------     --------------------     -------------------
Options outstanding at
  beginning of year                    469      $    4.02        467     $    4.04        442     $   4.08

Options granted                         15      $    2.14          8     $    2.81         25     $   3.44

Options cancelled                      (16)     $    3.41         (6)    $    4.13          -     $      -

Options exercised                        -      $      -           -     $       -          -     $      -

Options outstanding at                ----                       ---                      ---
  end of year                          468      $    3.98        469     $     4.02       467     $   4.04
                                      ====                       ===                      ===
Options exercisable at
  end of year                          464      $    3.99        456     $     4.04       441     $   4.01

Weighted-average fair
  value of options granted
  during the year                               $    1.27                $     2.81               $   3.44

The following table summarizes information about stock options with fixed terms outstanding at December 31, 2002:

                                                     Options outstanding                 Options exercisable
                                                     -------------------                 -------------------

                                        Number          Weighted                        Number
                                      outstanding        average        Weighted-     exercisable    Weighted-
                    Range of              at            remaining        average          at          average
                    exercise         December 31,      contractual      exercise      December 31,    exercise
                     Prices              2002         life in years       price          2002          price
                     ------              ----         -------------       -----          ----          -----

           $     1.500 to 2.549          13                4.6          $  2.04          13            $  2.04
           $     2.550 to 4.313         352                 .7          $  3.62         348            $  3.62
           $     4.314 to 6.470          70                 .9          $  4.81          70            $  4.81
           $     6.471 to 7.000          33                1.7          $  6.94          33            $  6.94
                                        ---                                             ---
                                        468                 .9          $  3.98         464            $  3.99
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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Year ended        Year ended        Year ended
                                                          December 31,       December 31,     December 31,
                                                             2002               2001             2000
                                                             ----               ----             ----

           Net income               As reported           $    459           $   (2,403)        $    (57)
                                    Pro forma             $    429           $   (2,425)        $   (110)
           Basic and diluted
             net (loss) per
             share                  As reported           $    .11           $    (0.55)        $  (0.01)
                                    Pro forma             $    .10           $    (0.56)        $  (0.03)

In determining the pro forma amounts shown in the preceding table, the fair value of each option grant is estimated on the date of the grant using the
Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2002, 2001 and 2000. Risk-free interest rates of 4.0 percent, 4.5 percent, and 6.3 percent, respectively;
expected dividend yields of 0 percent for all years; expected lives of 5 years for all years; and expected volatility of 69 percent, 69 percent, and 61 percent, respectively. The fair value for options granted to non-employees for services was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2002:
risk-free interest rate of 4.0 percent, expected dividend yield of 0 percent, expected lives of 5 years, and expected volatility of 69 percent. No options were granted to non-employees for services during the years ended December 31,
2002 and 2001.

11.        EMPLOYEE BENEFIT PLAN AND INCENTIVE PROGRAM

WebBank has a 401(k) profit sharing plan, covering employees who meet age and service requirements. Plan participants vest ratably and are fully vested after five years of service. WebBank matches employee contributions up to five percent of covered compensation at two hundred percent of the employee's contribution.
Contributions to the plan amounted to approximately $37, $55, and $92 for the years ended December 31, 2002, 2001, and 2000.

12.         INCOME TAXES

Income taxes (benefit) expense consist of the following:

                                                                    2002            2001
                                                                    ----            ----
                                          Current                 $  (10)         $  11
                                          Deferred                    -               -
                                                                  -------         -----
                                                                  $  (10)         $  11
                                                                  =======         =====

A reconciliation of income taxes (benefit) expense computed at the federal statutory rate of 34% is as follows:

                                                           2002           2001
                                                           ----           ----
                      Federal income taxes                $  163         $ (860)
                      State income taxes                      16            (83)
                      Change in valuation allowance         (179)           896
                      Other                                  (10)            58
                                                          ------         ------
                                                          $  (10)        $   11
                                                          ======         ======

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

                                                          December 31,        December 31,     December 31,
                                                             2002                2001             2000
                                                             ----                ----             ----
Deferred tax assets:
     Net operating loss carryforward                       $15,029            $15,044          $14,478
     Accrued vacation                                            8                  5               12
     Allowance for loan losses                                 569                736              401
     Premises and equipment                                     34                 34               32
                                                           -------            -------          -------
        Total deferred tax assets                           15,640             15,819           14,923
          Less valuation allowance                          15,640             15,819           14,923
                                                           -------            -------          -------
Net deferred tax assets                                    $  --              $  --            $  --
                                                           =======            =======          =======

The net change in the total valuation allowance for the year ended December 31,
2002 was a decrease of $179.

At December 31, 2002, the Company had net operating loss carry forwards of approximately $40,293 that are scheduled to expire from 2009 through 2021. The
Company has treated such net operating losses incurred prior to April 28, 1995, when there was a material change in ownership of a 5% shareholder, in accordance with Section 382(l)(5) of the Internal Revenue Code. As a result, there is approximately $19,000 in net operating losses incurred prior to April 28, 1995 as well as $21,293 incurred subsequent to April 28, 1995 available as carryovers. All net operating losses may be subject to certain limitations on utilization.

13.         DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS

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

14.         COMMITMENTS AND CONTINGENCIES

LEASES

The Company leased office space in one building in 2002 and two buildings in
2001 under operating lease agreements. Rental expense for the years ended
December 31, 2002 and 2001 were $127 and $141, respectively. Future minimum lease payments by year are as follows:

                                   Year ending December 31,
                                                        2003          $     107
                                                        2004                107
                                                        2005                 27
                                                        2006                  -
                                                     Thereafter               -
                                                                          ------
                                                                      $     241
                                                                          ======

CREDIT-RELATED FINANCIAL INSTRUMENTS

The Company is a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans or through letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

At December 31, 2002 and 2001, the Company's undisbursed commercial loan commitments totaled approximately $0 and $600 respectively. For the same periods, the Company's undisbursed consumer credit card loan commitments totaled approximately $0 and $2,876, respectively. For the same periods, the Company's undisbursed accounts receivable factoring commitments totaled approximately
$6,382 and $0, respectively.

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the borrower.

LITIGATION

The Company is a party to litigation and claims in the ordinary course of business. Management believes that the liabilities, if any, arising from such litigation and claim will have no material adverse effect on the financial position of the Company.

In January 2000, Andrew Winokur, a former executive officer, director, and stockholder of one of WebFinancial Corporation's subsidiaries, Praxis, filed a lawsuit in the Superior Court of the State of California, County of Napa against
WebFinancial Corporation, Praxis and Holdings. The lawsuit alleges that Praxis breached its employment agreement with Mr. Winokur. The lawsuit also asserts claims for interference with contract and unjust enrichment based upon the alleged wrongful termination of Mr. Winokur's employment contract with Praxis.
The lawsuit seeks damages of an unspecified amount and compliance by Praxis with the termination pay-out provisions in Mr. Winokur's employment agreement relating to the purchase of Mr. Winokur's 10% interest in Praxis and WebBank
(both 90% owned subsidiaries of WebFinancial Corporation) at their fair market value.

On March 4, 2002, the lawsuit was submitted to binding arbitration before a panel of three retired judges (the "Panel"). The Panel found no breach of contract and no intentional interference with Mr. Winokur's contractual rights.
However, under the declaratory relief cause of action, the Panel found that Mr.
Winokur was entitled to the termination pay-out provision in his employment agreement.

The employment agreement generally provides that if Mr. Winokur is terminated under certain circumstances, Praxis and Mr. Winokur shall mutually engage an investment bank to determine the value of WebBank ("Valuation"), and the Company shall have 90 days from the date of the completion of the Valuation to accept or reject the Valuation. If Praxis and Mr. Winokur are unable to agree mutually on such investment bank to determine the Valuation, each shall select an investment bank, and such investment bank shall select a third investment bank to determine the Valuation. If the Company accepts the Valuation, Mr. Winokur would be entitled to certain compensation based on the amount WebBank would have been sold for equal to the Valuation amount if the Valuation exceeds a predetermined amount. However, if the Company rejects the Valuation, the Company would be required to put WebBank up for sale and Mr. Winokur would be entitled to receive a termination pay-out based on the proceeds of such sale if the proceeds of sale exceed a predetermined amount.

At the present time, Mr. Winokur has ceased to participate in the process of valuing WebBank as provided for in the employment agreement, and the matter appears to be closed. The Company does not believe that a Valuation or proceeds from a sale of WebBank would exceed the predetermined amount as provided in the
Winokur employment agreement. Therefore, the Company also believes that the
Company will not be required to put WebBank up for sale and that Mr. Winokur will not be entitled to any termination pay-out under the terms of the Winokur employment agreement.

15.         REGULATORY REQUIREMENTS

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
Management believes, as of December 31, 2002 that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Federal Deposit
Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework. To be categorized as "well capitalized" the Bank must maintain certain Total and Tier I capital to risk-weighted assets and Tier I capital to average quarterly assets ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

Capital amounts and ratios are summarized as follows (in thousands):

                                                                                  Well capitalized          Minimum capital
                                                           Actual                    requirement              requirement
                                                 -------------------------   -----------------------   --------------------------
                                                  Amount           Ratio         Amount      Ratio         Amount         Ratio
                                                 ----------     ----------   ------------   --------   --------------  ----------
     As of
    December 31, 2002:

    Total Capital (Tier 1 + Tier 2) to risk
    weighted assets                             $    4,227         30.1%     $     1,404   >10.0%    $     1,123        >8.0%

    Tier I Capital to risk weighted assets      $    4,036         28.8%     $       843    >6.0%    $       562        >4.0%

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Tier I Capital to average assets
    (Leverage Ratio)                            $    4,036         21.8%     $       928    >5.0%    $       742       > 4.0%

                                                                                  Well capitalized          Minimum capital
                                                           Actual                    requirement              requirement
                                                 -------------------------   -----------------------   --------------------------
                                                  Amount           Ratio         Amount      Ratio         Amount         Ratio
                                                 ----------     ----------   ------------   --------   --------------  ----------
     As of
    December 31, 2001:

    Total Capital (Tier 1 + Tier 2) to risk
    weighted assets                             $    3,759         36.5%     $     1,031    >10.0%     $      825     >8.0%

    Tier I Capital to risk weighted assets      $    3,609         35.0%     $       619    >6.0%      $      412     >4.0%

    Tier I Capital to average assets
    (Leverage Ratio)                            $    3,609         31.5%     $       573    >5.0%      $      459     >4.0%

16.         SERVICING ASSETS AND LIABILITIES

In connection with certain businesses in which the Company sells originated or purchased loans with servicing retained, servicing assets or liabilities are recorded based on the relative fair value of the servicing rights on the date the loans are sold. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income and expense. At
December 31, 2002 and 2001, net servicing assets, which are included in other assets, were $99 and $102, respectively. Servicing assets are periodically evaluated for impairment based on the fair value of those assets. During 2002,
2001 and 2000, the Company recorded $0, $49, and $244 of servicing assets, respectively, and $35, $225, and $35 of amortization, respectively.

17.         MISCELLANEOUS INCOME

Miscellaneous income at December 31, is summarized as follows:

                                                                 2002         2001      2000
                                                                 ----        -----      ----

Loan servicing fees                                              $215        $290       $350
Recovery of prior year security writeoff                          112         --         --
Gain on sale of foreclosed assets                                  90         --         --
Termination fees                                                  --           74        --
Operations recovery                                               --           40        --
Loan securitization fees                                          --          --         421
Other                                                              24          10         83
                                                                 ----        ----       ----
                                                                 $441        $414       $854
                                                                 ====        ====       ====

18.         OPERATING SEGMENT INFORMATION

Operating segments represent components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance internally based on lines of business and the operating segments are so defined. The Company has identified two operating segments. The first is accounts receivable factoring. The second operating segment, termed "other," includes commercial lending, fee for services, and investment activities.

The following is a summary of selected operating segment information for the year ended December 31, 2002. Prior to 2002, the Company did not evaluate its financial performance based on distinct operating segments. The information

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

represents operating results as if the segments were operated on a stand alone basis. However, the results do not reflect a full allocation of costs based on the current structure of the entities, and thus the results might not be comparable to like information from other companies.

                                                               Accounts Receivable
                                2002                                Factoring           Other       Consolidated Company
                                ----                                ---------           -----       --------------------

Income Statement Information (Annual):
Net interest income after provision for loan losses               $  1,214            $  1,201            $  2,415
Noninterest income                                                    --                 1,161               1,161
Noninterest expense                                                    748               2,348               3,096
Income before income taxes and minority interest                       466                  14                 480
Income taxes (benefit)                                                 192                (202)                (10)
Minority interest                                                     --                   (31)                (31)
                                                                  --------            --------            --------
Net income                                                        $    274            $    185            $    459

Balance Sheet Information (As of December 31):
Total assets                                                      $  7,415            $ 18,750            $ 26,165
Net loans and leases                                              $  5,081            $ 10,320            $ 15,401
Deposits                                                          $  7,195            $  6,425            $ 13,620

19.     QUARTERLY FINANCIAL DATA (Unaudited)
                                                                                Quarters Ended
                                                                                --------------
                                                   March 31, 2002      June 30, 2002       September 30, 2002    December 31, 2002
                                                   --------------      -------------       ------------------    -----------------
Net interest income after provisions for
loan losses                                            $ 322              $ 672                 $ 675             $   746
Noninterest income                                       199                161                   166                 635
Noninterest expenses                                     805                846                   688                 757
Net income (loss)                                       (276)                 8                   116                 611
Net income (loss) per share - basic and
diluted                                                 (.06)               .00                   .03                 .14
Common stock prices:
   High                                                 2.59               2.37                  2.28                2.71
   Low                                                  2.05               1.34                  1.43                1.56

                                                                                Quarters Ended
                                                                                --------------
                                                   March 31, 2001      June 30, 2001       September 30, 2001    December 31, 2001
                                                   --------------      -------------       ------------------    -----------------
Net interest income after provisions for
loan losses                                           $ (241)             $  35                 $ 199             $  (480)
Noninterest income                                       589                312                   194                  31
Noninterest expenses                                     768                790                   725                 884
Net income (loss)                                       (399)              (417)                 (318)             (2,403)
Net income (loss) per share - basic and
diluted                                                 (.09)              (.10)                 (.07)               (.29)
Common stock prices:
   High                                                 3.63               3.06                  3.26                2.99
   Low                                                  2.72               2.74                  2.53                2.50

