Form 10QSB
period 2003-03-31
WEBFINANCIAL CORP
filed 2003-05-14
CIK 85149

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

/X/     Quarterly  report under Section 13 or 15(d) of the  Securities  Exchange
        Act of 1934

        For the quarterly period ended March 31, 2003

/ /     Transition report under Section 13 or 15(d) of the Exchange Act

        For the transition period from _____________ to _________________

                          Commission file number 0-631

                            WEBFINANCIAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              DELAWARE                                           56-2043000
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                               Identification No.)

                         590 Madison Avenue, 32nd Floor
                               New York, NY 10022
           (Address of Principal Executive Offices Including Zip Code)

                                  212-758-3232
                      ------------------------------------
                (Issuer's Telephone Number, Including Area Code)

        Shares of Issuer's Common Stock Outstanding at May 14, 2003: 4,366,866

        Transitional Small Business Disclosure Format: Yes /X/ No / /

                                      INDEX

Part I - Financial Information                                             Page Number
------------------------------

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Financial Condition as of
           March 31, 2003 (unaudited) and December 31, 2002...............      2

           Condensed Consolidated Statements of Operations
           Three Months Ended March 31, 2003 and 2002 (unaudited).........      4

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2003 and 2002 (unaudited).........      5

           Notes to Condensed Consolidated Financial Statements (unaudited)..   7

Item 2.    Management's Discussion and Analysis or Plan of Operations......     9

Item 3.    Controls and Procedures.........................................    11

Part II - Other Information
---------------------------

PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands except per share data)

                               ASSETS                       March 31, 2003  December 31, 2002
                                                              (unaudited)

 Cash and due from banks                                         $  2,088      $  2,849
 Federal funds sold                                                 1,774         3,697
                                                                 --------      --------
        Total cash and cash equivalents                             3,862         6,546

 Investment securities
         Held-to-maturity (estimated fair value $19 at March
                  31, 2003 and $20 at December 31, 2002)               18            19
         Available-for-sale                                         4,215         1,722
                                                                 --------      --------
                 Total investment securities                        4,233         1,741

 Loans, net of deferred fees                                       11,097        11,826
 Purchased receivables                                              7,329         5,101
 Allowance for credit losses                                       (1,517)       (1,526)
                                                                 --------      --------
                Total loans, net                                   16,909        15,401

Foreclosed assets                                                     256            36
Premises and equipment, net                                            34            41
Accrued interest receivable                                           285           259
Goodwill, net                                                       1,380         1,380
Other assets                                                          879           761
                                                                 --------      --------
                                                                 $ 27,838      $ 26,165
                                                                 ========      ========

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
                  (Amounts in thousands except per share data)

                                                                   March 31, 2003  December 31, 2002
                                                                    (unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
         Non interest-bearing demand                                  $    470      $    668
         NOW/MMA accounts                                                  844           680
         Certificates of deposit                                        14,219        12,272
                                                                      --------      --------
               Total deposits                                           15,533        13,620

 Other liabilities                                                         140           919
                                                                      --------      --------
 Total liabilities before minority interest                             15,673        14,539

Minority interest                                                          372           356

 Commitments and contingencies                                            --            --

 Stockholders' Equity
       Preferred stock, 10,000,000 shares authorized, none issued         --            --
     Common stock 50,000,000 shares authorized,
           $.001 par value, 4,366,866 shares issued
           and outstanding at March 31, 2003 and
           December 31, 2002                                                 4             4
       Paid-in-capital                                                  36,606        36,606
      Accumulated  deficit                                             (24,869)      (25,083)
      Accumulated other comprehensive income (loss)                         52          (257)
                                                                      --------      --------
 Total stockholders' equity                                             11,793        11,270
                                                                      --------      --------
                                                                      $ 27,838      $ 26,165
                                                                      ========      ========

        The accompanying notes are an integral part of these statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                                   For the Three Months
                                                                                     Ended March 31,
                                                                                  2003             2002
                                                                                  ----             ----
  Interest income
      Loans and purchased receivables, including fees                         $       951      $       401
      Cash equivalents                                                                  5               18
      Federal funds sold                                                                9                6
      Investments                                                                       5                8
                                                                              -----------      -----------
             Total interest income                                                    970              433

  Interest expense                                                                     97               66
                                                                              -----------      -----------

                    Net interest income before provision (credit) for
                    credit losses                                                     873              367

Provision (credit) for credit losses                                                   (3)              45
                                                                              -----------      -----------

                    Net interest income after provision (credit) for
                    credit losses                                                     876              322

Noninterest income
       Fee income                                                                     163              136
       Miscellaneous income, net                                                       72                3
                                                                              -----------      -----------
               Total noninterest income                                               235              199

Noninterest expenses
       Salaries, wages, and benefits                                                  238              256
       Professional and legal fees                                                    160              257
       Occupancy expense                                                               35               50
       Other general and administrative                                               446              242
                                                                              -----------      -----------
               Total noninterest expenses                                             879              805
                                                                              -----------      -----------
                  Income (loss) before income taxes and minority interest             232             (284)

 Income taxes                                                                           2             --
                                                                              -----------      -----------

         Income (loss) before minority interest                                       230             (284)

 (Income) loss attributable to minority interest                                      (16)               8
                                                                              -----------      -----------

          Net income (loss)                                                   $       214      $      (276)
                                                                              ===========      ===========

  Net income (loss) per common share, basic and diluted                       $       .05      $      (.06)
  Weighted average number of common shares:
          Basic                                                                 4,366,866        4,366,866
          Diluted                                                               4,367,769        4,366,866

         The accompanying notes are an integral part of these statements

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Amounts in thousands)

                                                                         For the Three Months
                                                                            Ended March 31,
                                                                           2003         2002
                                                                           ----         ----

 Cash flows from operating activities:
 Net income (loss) from operations                                         214         (276)
 Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
           Minority interest                                                16           (8)
           Depreciation                                                      7           12
           Provision (credit) for credit losses                             (3)          45
           Accretion of loan income and fees, net                          (59)         (34)
           Amortization of servicing assets                                 34            6
           Amortization of other assets                                      2            5
 Changes in operating assets and liabilities:
           Accrued interest receivable                                     (26)         (22)
           Other assets                                                   (154)        (111)
           Interest payable                                                (59)        --
           Other liabilities                                              (720)          20
                                                                       -------      -------
                  Net cash used in operating activities                   (748)        (363)

Cash flows from investing activities:
        Principal payments received on investment securities held-
                   to-maturity                                               1            3
        Purchase of investment securities available-for-sale            (2,425)        (507)
        Sale of investment securities available-for-sale                   233         --
        Principal payments received on investment securities
                   available-for-sale                                        7         --
       Purchase of premises and equipment                                 --             (1)
       Proceeds from sale of foreclosed assets                            --             19
       Loans originated, receivables purchased, and principal
                   collections, net                                     (1,665)      (2,521)
                                                                       -------      -------
                Net cash used in investing activities                   (3,849)      (3,007)

Cash flows from financing activities:
       Net decrease in noninterest bearing deposits                       (198)         (51)
       Net increase in NOW/MMA deposits                                    164          385
       Net increase in certificates of deposit                           1,947        5,061
                                                                       -------      -------
              Net cash provided by financing activities                  1,913        5,395

 Net increase (decrease) in cash and cash equivalents                   (2,684)       2,025

 Cash and cash equivalents at beginning of period                        6,546        5,095
                                                                       -------      -------

  Cash and cash equivalents at end of period                           $ 3,862      $ 7,120
                                                                       =======      =======
                            (continued)

                                        5

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)(continued)
                             (Amounts in thousands)

                                                          For the Three Months
                                                             Ended March 31,
                                                              2003    2002
                                                              ----    ----
Supplemental disclosure of cash flow information:
         Cash paid for interest                                156      44
         Cash paid for income taxes                              2     --

Supplemental disclosure of additional non-cash activities:

During the first quarter of 2003, the Company acquired foreclosed assets of $220 in lieu of loan payments.

At March  31,  2003,  the  Company  had a  balance  of net  unrealized  gains on securities of $52,  which is shown in  accumulated  other  comprehensive  income
(loss) on the Condensed  Consolidated  Statements of Operations.  The balance at
December  31,  2002 was $(257).  As a result,  accumulated  other  comprehensive income (loss) increased by $309 in the first quarter of 2003.

         The accompanying notes are an integral part of these statements

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
Accordingly,  they do not include all of the information and footnotes  required by accounting principles generally accepted in the United States of America. The accompanying interim condensed  consolidated financial statements should be read in conjunction with the Company's  significant  accounting policies as set forth in Note 1 to the  consolidated  financial  statements  in the  Company's  Annual
Report on Form 10-K for the year ended December 31, 2002 (the "2002 10-K").  The
Condensed Consolidated Statement of Financial Condition at December 31, 2002 was
extracted from the Company's audited consolidated financial statements contained in the 2002 10-K,  and does not include all  disclosures  required by accounting principles  generally  accepted  in the  United  States of  America  for  annual consolidated financial statements.

            In the opinion of  management,  all  adjustments  are  comprised  of normal  recurring  accruals  necessary for the fair  presentation of the interim financial  statements.  Operating  results for the three  months ended March 31,
2003 are not necessarily  indicative of the results that may be expected for the year ending December 31, 2003.

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

3.          OTHER COMPREHENSIVE INCOME (LOSS)

            Other comprehensive income (loss) is defined as the change in equity during a period from  transactions  and other  events not included in net income
(loss), excluding changes resulting from investments by owners (e.g., supplement stock offerings) and distributions to owners (e.g., dividends).

            As of March 31, 2003,  accumulated other comprehensive income (loss)
consisted of the following:

            Balance at December 31, 2002                     $  (257)
            Net change during  the period related
                   to unrealized holding gains
                   on AFS securities arising
                   during the period.                            309
                                                             -------
            Balance at March 31,2003                         $    52
                                                             ========

4.          OPERATING SEGMENT INFORMATION

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

The following is a summary of selected  operating  segment  information  for the quarters ended March 31, 2003 and 2002.  The  information  represents  operating results as if the segments  were operated on a stand alone basis.  However,  the results do not reflect a full allocation of costs based on the current structure of the  entities,  and  thus  the  results  might  not  be  comparable  to  like information from other companies.

                                                                   Accounts
                                                                  Receivable                  Consolidated
                                                                   Factoring        Other       Company
                                                                   ---------        -----       --------

FIRST QUARTER 2003:
Statement of Operations Information (Quarter):
Net interest income after provision (credit) for credit losses     $    576      $    300      $    876
Noninterest income                                                     --             235           235
Noninterest expense                                                     305           574           879
                                                                   --------      --------      --------
Income (loss) before income taxes and minority interest                 271           (39)          232
Income taxes                                                           --               2             2
Income attributable to minority interest                               --             (16)          (16)
                                                                   --------      --------      --------
Net income (loss)                                                  $    271      $    (57)     $    214

Statement of Financial Condition Information (As of March 31):
Total assets                                                       $  7,735      $ 20,103      $ 27,838
Net loans and leases                                               $  5,922      $ 10,987      $ 16,909
Deposits                                                           $  7,211      $  8,322      $ 15,533

FIRST QUARTER 2002:
Statement of Operations Information (Quarter):
Net interest income after provision for loan losses                $     52      $    270      $    322
Noninterest income                                                     --             199           199
Noninterest expense                                                      84           721           805
                                                                   --------      --------      --------
Loss before income taxes and minority interest                          (32)         (252)         (284)
Income taxes                                                           --            --            --
Loss attributable to minority interest                                 --               8             8
                                                                   --------      --------      --------
Net loss                                                           $    (32)     $   (244)     $   (276)

Statement of Financial Condition Information (As
of March 31):

Total assets                                                       $  2,385       $21,563       $23,948
Net loans and leases                                               $  1,871       $11,278       $13,149
Deposits                                                           $  2,416       $10,293       $12,709

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

            The  following  discussion  should be read in  conjunction  with the consolidated  unaudited  interim  financial  statements  as of and for the three month period ended March 31, 2003 of the Company and the notes thereto presented elsewhere herein.

CHANGES IN FINANCIAL CONDITION
MARCH 31, 2003 COMPARED TO DECEMBER 31, 2002

            Total assets  increased by $1,673,000  during the three months ended
March 31,  2003.  The  majority of that  increase was due to growth in purchased receivables related to the Company's accounts receivable  factoring program. The balance  of the  Company's  purchased  receivables  at  December  31,  2002  was
$5,101,000  versus  $7,329,000  at March 31, 2003,  an increase of $2,228,000 or
44%.  WebBank  entered  into a  purchased  receivables  sourcing  and  servicing agreement with a second company in the first quarter of 2003, producing $807,000 of the  increase.  In order  to fund  the  increase  in  total  assets,  WebBank increased its certificates of deposit by $1,947,000 during the quarter.  The new certificates  of deposit have  maturities  between 18 and 30 months.  The mix of
cash  and  investments   changed  during  the  first  quarter  as  approximately
$2,500,000  of cash and federal  funds sold balances were invested in short-term available-for-sale  securities.  Other liabilities decreased $779,000 during the first  quarter  primarily due to the cash  settlement  of a $663,000  securities purchase which was pending at December 31, 2002.

CHANGES IN RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

            Net income for the quarter ended March 31, 2003 was $214,000 or $.05 per share  compared to a net loss of $(276,000) or $(.06) per share for the same period in 2002. The change between quarters  represented an increase of $490,000 or $.11 per share.

            The  Company's  net  interest  income after  provision  (credit) for credit losses increased by $554,000. Most of that increase was due to additional interest  income from purchased  receivables.  During the first quarter of 2002, which was the first  quarter  of the  Company's  accounts  receivable  factoring program,  net interest  income after  provision for credit losses from purchased receivables was $52,000. During the first quarter of 2003, that amount increased to $576,000.  Interest expense for the Company  increased $31,000 when comparing the two quarters. Large increases in deposit balances were offset by significant decreases in interest rates paid on deposits.

            Noninterest  income for the Company  increased by $36,000 during the three months  ended March 31, 2003  compared to the three months ended March 31,
2002. Fee income and miscellaneous income remained relatively constant.

            The   Company's   noninterest   expenses   increased   by   $74,000,
comparatively,  between the two quarters.  Salary  expense  declined by $18,000, primarily due to staff  reductions at WebBank.  The Company's  professional  and legal fees decreased by $97,000 when  comparing the two quarters,  primarily due to lower costs associated with new fee for services business in 2003.  Occupancy expense  decreased  by $15,000  from  quarter to quarter,  primarily  due to the closing of an office in  Washington  D.C.  occupied  by the former  Chairman  of
WebBank. Offsetting these decreases was a $204,000 increase in other general and administrative expenses, primarily due to third-party servicing and broker costs related to increased  activity in the Company's  accounts  receivable  factoring program.

LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 2003 and December 31, 2002, the Company's cash and cash equivalents  totaled $3,862,000 and $6,546,000,  respectively.  The decrease was due primarily to a shift in asset mix from federal funds sold to  investments in short term  available-for-sale  securities in the first quarter of 2003. Funding for WebBank is obtained  primarily from certificates of deposit obtained through brokers and from a $500,000 unsecured line of credit with a local  correspondent bank.  Management  believes that the Company's  current cash and cash equivalent balances,  expected  operating  cash flows,  and WebBank  borrowing  sources are adequate to meet its liquidity needs through at least the next 12 months.

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

NEW ACCOUNTING PRONOUNCEMENTS

            In  April  2003,  the FASB  issued  SFAS No.  149,  "Accounting  for
Derivative  Instruments  and Hedging  Activities."  SFAS No. 149 amends SFAS No.
133,  "Accounting for Derivative  Instruments and Hedging  Activities." SFAS No.
149 improves  financial  reporting by requiring that  contracts with  comparable characteristics  be accounted  for  similarly.  SFAS is effective  for contracts
entered   into  or   modified   after  June  30,  2003  and  should  be  applied
prospectively.  The company  anticipates  adopting SFAS No. 149 with no material impact on its financial  condition or results of operations for the three months ended March 31, 2003.

FORWARD-LOOKING STATEMENTS

            THE FOLLOWING  IMPORTANT FACTORS,  AMONG OTHERS,  COULD CAUSE ACTUAL
RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY FORWARD-LOOKING  STATEMENTS
MADE IN THIS  QUARTERLY  REPORT  ON  FORM  10-QSB  AND  PRESENTED  ELSEWHERE  BY
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
FUTURE  OPERATING  RESULTS  MAY VARY  SIGNIFICANTLY.  INVESTORS  SHOULD  NOT USE
HISTORICAL  TRENDS TO  ANTICIPATE  FUTURE  RESULTS  AND SHOULD BE AWARE THAT THE
TRADING PRICE OF THE COMPANY'S COMMON STOCK MAY BE SUBJECT TO WIDE  FLUCTUATIONS
IN RESPONSE TO  QUARTERLY  VARIATIONS  IN OPERATING  RESULTS AND OTHER  FACTORS,
INCLUDING THOSE  DISCUSSED IN THIS QUARTERLY  REPORT ON FORM 10-QSB AND THE RISK
FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K.

ITEM 3.  CONTROLS AND PROCEDURES

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

(c)         Asset-Backed issuers

            Not applicable.

                                       11

PART II:  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits
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

Date:  May __, 2003                   WEBFINANCIAL CORPORATION

                                      By:  /s/ Warren G. Lichtenstein
                                           -------------------------------------
                                           Warren G. Lichtenstein
                                           President and Chief Executive Officer

                                      By: /s/ Glen M. Kassan
                                          --------------------------------------
                                          Glen M. Kassan
                                          Vice President and Chief Financial Officer

                                  CERTIFICATION

                            Section 302 Certification

I, Warren G. Lichtenstein, certify that:

(1) I have  reviewed  this  quarterly  report  on Form  10-QSB  of  WebFinancial
Corporation, a Delaware corporation (the "Registrant");

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

Date:  May 14, 2003

                                        By: /s/ Warren G. Lichtenstein
                                            ------------------------------------
                                            Warren G. Lichtenstein
                                            President and Chief Executive Officer

                                  CERTIFICATION

                            Section 302 Certification

I, Glen M. Kassan, certify that:

(1) I have  reviewed  this  quarterly  report  on Form  10-QSB  of  WebFinancial
Corporation, a Delaware corporation (the "Registrant");

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

Date:  May 14, 2003

                                By: /s/ Glen M. Kassan
                                    --------------------------------------------
                                    Glen M. Kassan
                                    Vice President and Chief Financial Officer

