Form 10QSB
period 2003-06-30
WEBFINANCIAL CORP
filed 2003-08-11
CIK 85149

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

    /X/     Quarterly  report  under  Section  13 or  15(d)  of  the  Securities
            Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

    / /     Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from _________ to _____________

                          Commission file number 0-631

                            WEBFINANCIAL CORPORATION
                            ------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         DELAWARE                                               56-2043000
---------------------------------                               ----------
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                               Identification No.)

                         590 Madison Avenue, 32nd Floor
                               New York, NY 10022
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                  212-758-3232
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

   Shares of Issuer's Common Stock Outstanding at August 7, 2003: 4,366,866

   Transitional Small Business Disclosure Format:  Yes / /    No  /X/

                                      INDEX

Part I - Financial Information                                       Page Number
------------------------------

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Statements of Financial Condition as of
         June 30, 2003 (unaudited) and December 31, 2002..................  2

         Condensed Consolidated Statements of Operations
         Three Months Ended June 30, 2003 and 2002 (unaudited)............  4

         Condensed Consolidated Statements of Operations
         Six Months Ended June 30, 2003 and 2002 (unaudited)..............  5

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2003 and 2002 (unaudited)..............  6

         Notes to Condensed Consolidated Financial Statements (unaudited).  8

Item 2.  Management's Discussion and Analysis or Plan of Operation........ 11

Item 3.  Controls and Procedures.......................................... 14

Part II - Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K................................  15

         Signatures......................................................  16

PART I.    FINANCIAL INFORMATION
           ---------------------

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands except per share data)

                         ASSETS                           June 30, 2003    December 31, 2002
                                                           (unaudited)

 Cash and due from banks                                      $  3,343         $  2,849
 Federal funds sold                                              1,487            3,697
                                                              --------         --------
         Total cash and cash equivalents                         4,830            6,546

 Investment securities
         Held-to-maturity (estimated fair value $13 at June
                  30, 2003 and $20 at December 31, 2002)            12               19
         Available-for-sale                                      1,672            1,722
                                                              --------         --------
               Total investment securities                       1,684            1,741

Loans, net of deferred fees                                      9,953           11,826
Purchased receivables                                            7,971            5,101
Allowance for credit losses                                     (1,510)          (1,526)
                                                              --------         --------
               Total loans, net                                 16,414           15,401

Foreclosed assets                                                  220               36
Premises and equipment, net                                         23               41
Accrued interest receivable                                        392              259
Goodwill, net                                                    1,380            1,380
Other assets                                                     1,246              761
                                                              --------         --------
                                                              $ 26,189         $ 26,165
                                                              ========         ========

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
                  (Amounts in thousands except per share data)

                                                                   June 30, 2003      December 31, 2002
                                                                    (unaudited)
      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non interest-bearing demand                                   $    300             $    668
     NOW/MMA accounts                                                   819                  680
     Certificates of deposit                                         12,290               12,272
                                                                   --------             --------
        Total deposits                                               13,409               13,620

Other liabilities                                                       187                  919
                                                                   --------             --------
Total liabilities before minority interest                           13,596               14,539

Minority interest                                                       390                  356

Commitments and contingencies                                          --                   --

Stockholders' Equity
     Preferred stock, 10,000,000 shares authorized, none issued        --                   --
     Common stock 50,000,000 shares authorized,
        $.001 par value, 4,366,866 shares issued
        and outstanding at June 30, 2003 and
        December 31, 2002                                                 4                    4
     Paid-in-capital                                                 36,606               36,606
     Accumulated  deficit                                           (24,305)             (25,083)
     Accumulated other comprehensive loss                              (102)                (257)
                                                                   --------             --------
Total stockholders' equity                                           12,203               11,270
                                                                   --------             --------
                                                                   $ 26,189             $ 26,165
                                                                   ========             ========

         The accompanying notes are an integral part of these statements

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                                For the Three Months
                                                                                   Ended June 30,
                                                                                 2003         2002
                                                                                 ----         ----
Interest income
    Loans and purchased receivables, including fees                        $     1,104    $       523
    Cash equivalents                                                                 3             14
    Federal funds sold                                                              16              8
    Investments                                                                     38             22
                                                                           -----------    -----------
        Total interest income                                                    1,161            567

Interest expense                                                                    94             80
                                                                           -----------    -----------

        Net interest income before credit for credit losses                      1,067            487

Credit for credit losses                                                            (3)          (185)
                                                                           -----------    -----------

        Net interest income after credit for credit losses                       1,070            672

Noninterest income
    Gain on sale of assets                                                         233           --
    Fee income                                                                     102             80
    Miscellaneous income, net                                                       64             81
                                                                           -----------    -----------
        Total noninterest income                                                   399            161

Noninterest expenses
    Salaries, wages, and benefits                                                  247            312
    Professional and legal fees                                                    118            186
    Occupancy expense                                                               42             45
    Other general and administrative                                               480            303
                                                                           -----------    -----------
        Total noninterest expenses                                                 887            846
                                                                           -----------    -----------
           Income (loss) before income taxes and minority interest                 582            (13)

Income tax expense (credit)                                                       --              (39)
                                                                           -----------    -----------

    Income before minority interest                                                582             26

Income attributable to minority interest                                            18             18
                                                                           -----------    -----------

    Net income                                                             $       564    $         8
                                                                           ===========    ===========

Net income per common share, basic and diluted                             $       .13    $       .00
Weighted average number of common shares:
    Basic                                                                    4,366,866      4,366,866
    Diluted                                                                  4,366,957      4,366,866

       The accompanying notes are an integral part of these statements

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                                                          For the Six Months
                                                                                                            Ended June 30,
                                                                                                          2003          2002
                                                                                                          ----          ----
  Interest income
      Loans and purchased receivables, including fees                                                 $     2,055    $       924
      Cash equivalents                                                                                          8             32
      Federal funds sold                                                                                       25             14
      Investments                                                                                              43             30
                                                                                                      -----------    -----------
          Total interest income                                                                             2,131          1,000

  Interest expense                                                                                            191            146
                                                                                                      -----------    -----------

          Net interest income before credit  for credit losses                                              1,940            854

  Credit for credit losses                                                                                     (6)          (140)
                                                                                                      -----------    -----------

          Net interest income after credit for credit losses                                                1,946            994

  Noninterest income
      Gain on sale of assets                                                                                  233           --
      Fee income                                                                                              265            216
      Miscellaneous income, net                                                                               136            144
                                                                                                      -----------    -----------
          Total noninterest income                                                                            634            360

  Noninterest expenses
      Salaries, wages, and benefits                                                                           485            568
      Professional and legal fees                                                                             278            443
      Occupancy expense                                                                                        77             95
      Other general and administrative                                                                        926            545
                                                                                                      -----------    -----------
          Total noninterest expenses                                                                        1,766          1,651
                                                                                                      -----------    -----------
              Income (loss) before income taxes and minority interest                                         814           (297)

  Income tax expense (credit)                                                                                   2            (39)
                                                                                                      -----------    -----------

      Income (loss) before minority interest                                                                  812           (258)

  Income attributable to minority interest                                                                     34             10
                                                                                                      -----------    -----------

      Net income (loss)                                                                               $       778    $      (268)
                                                                                                      ===========    ===========

  Net income (loss) per common share, basic and diluted                                               $       .18    $      (.06)
  Weighted average number of common shares:
      Basic                                                                                             4,366,866      4,366,866
      Diluted                                                                                           4,367,183      4,366,866

         The accompanying notes are an integral part of these statements

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Amounts in thousands)
                                                                      For the Six Months
                                                                        Ended June 30,
                                                                       2003       2002
                                                                       ----       ----
 Cash flows from operating activities:
 Net income (loss) from operations                                  $   778    $  (268)
 Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
           Minority interest                                             34         10
           Depreciation                                                  18         22
           Credit for credit losses                                      (6)      (140)
           Gain on sale of securities available-for-sale               (274)        (4)
           Accretion of loan income and fees, net                       (82)       (68)
           Amortization of servicing assets                              38         12
           Amortization of other assets                                   4         10
           Loss on sale of foreclosed assets                             36       --
           Decrease in valuation allowance on deferred taxes           --          (39)
 Changes in operating assets and liabilities:
           Accrued interest receivable                                 (133)       (79)
           Other assets                                                (527)      (136)
           Interest payable                                             (57)      --
           Other liabilities                                           (675)        75
                                                                    -------    -------
                  Net cash used in operating activities                (846)      (605)

Cash flows from investing activities:
       Principal payments received on investment securities held-
           to-maturity                                                    7          5
       Purchase of investment securities available-for-sale          (2,425)    (1,053)
       Sale of investment securities available-for-sale                 858         64
       Principal payments received on investment securities
           available-for-sale                                         2,046         93
       Purchase of premises and equipment                              --           (1)
       Proceeds from sale of foreclosed assets                         --           19
       Loans originated, receivables purchased, and principal
           collections, net                                          (1,145)    (3,930)
                                                                    -------    -------
                Net cash used in investing activities                  (659)    (4,803)

Cash flows from financing activities:
       Net decrease in noninterest bearing deposits                    (368)       220
       Net increase in NOW/MMA deposits                                 139        389
       Net increase in certificates of deposit                           18      4,970
                                                                    -------    -------
              Net cash provided by financing activities                (211)     5,579

                                  (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)(continued)
                             (Amounts in thousands)

                                                               For the Six Months
                                                                 Ended June 30,
                                                                2003       2002
                                                                ----       ----

       Net increase (decrease) in cash and cash equivalents    (1,716)       171

       Cash and cash equivalents at beginning of period         6,546      5,095
                                                              -------    -------

       Cash and cash equivalents at end of period             $ 4,830    $ 5,266
                                                              =======    =======

Supplemental disclosure of cash flow information:
         Cash paid for interest                                   185         81
         Cash paid for income taxes                                 2       --

Supplemental disclosure of additional non-cash activities:

During the first quarter of 2003, the Company acquired foreclosed assets of $220 in lieu of loan payments.

At June 30,  2003,  the  Company  had a  balance  of net  unrealized  losses  on securities of $102. The balance at December 31, 2002 was a net  unrealized  loss on  securities  of $257.  Net  unrealized  losses  on  securities  are  shown as
"accumulated other comprehensive loss" on the Condensed Consolidated  Statements of  Financial  Condition.  The  change in net  unrealized  losses on  securities between periods resulted in a $155 reduction in accumulated other  comprehensive loss.

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
Accordingly,  they do not include all of the information and footnotes  required by accounting principles generally accepted in the United States of America. The accompanying interim condensed  consolidated financial statements should be read in conjunction with the Company's  significant  accounting policies as set forth in Note 1 to the  consolidated  financial  statements  in the  Company's  Annual
Report on Form 10-K for the year ended December 31, 2002 (the "2002 10-K").  The
Condensed Consolidated Statement of Financial Condition at December 31, 2002 was
extracted from the Company's audited consolidated financial statements contained in the 2002  Form  10-K,  and does  not  include  all  disclosures  required  by accounting  principles  generally  accepted in the United  States of America for annual consolidated financial statements.

            In the opinion of  management,  all  adjustments  are  comprised  of normal  recurring  accruals  necessary for the fair  presentation of the interim financial  statements.  Operating results for the six months ended June 30, 2003 are not necessarily  indicative of the results that may be expected for the year ending December 31, 2003.

2.          ORGANIZATION AND RELATIONSHIPS

            The  consolidated   financial   statements   include  the  financial
statements  of  WebFinancial  Corporation  and  its  subsidiaries:  WebFinancial
Holdings Corporation,  a wholly owned  subsidiary  of the Company  ("Holdings"),
WebBank ("WebBank"),  Praxis Investment Advisers, Inc. ("Praxis"),  WebFinancial
Government Lending,  Inc.  ("Lending"),  and Web Film Financial,  Inc. ("Film"),
collectively referred to as the Company. WebBank is a Utah-chartered  industrial loan corporation,  and is subject to comprehensive regulation,  examination, and supervision by the Federal Deposit Insurance Corporation ("FDIC"), and the State
of Utah Department of Financial  Institutions.  WebBank provides  commercial and consumer specialty finance services. All inter-company accounts and transactions have been eliminated in consolidation.

3.          OTHER COMPREHENSIVE INCOME (LOSS)

            Other comprehensive income (loss) is defined as the change in equity during a period from  transactions  and other  events not included in net income
(loss), excluding changes resulting from investments by owners (e.g., supplement stock offerings) and distributions to owners (e.g., dividends).

            As of June 30, 2003,  accumulated other comprehensive  income (loss)
consisted of the following:

            Balance at December 31, 2002                     $  (257)
            Net change during  the period related                155
                                                             -------
              to unrealized holding gains
              on securities available-for-
              sale arising during the period.
                                                             -------
            Balance at June 30, 2003                         $ (102)
                                                             =======

4.          OPERATING SEGMENT INFORMATION

            Operating segments represent components of an enterprise about which separate financial  information is available that is evaluated  regularly by the chief executive  officer in deciding how to allocate  resources and in assessing performance.

            The Company evaluates segment performance  internally based on lines of business.  The Company has  identified two operating  segments.  The first is accounts  receivable  factoring.  The second operating segment,  termed "other,"
includes commercial lending, fee for services, and investment activities.

            The following is a summary of selected operating segment information for the  three  months  and six  months  ended  June  30,  2003  and  2002.  The information  represents  operating results as if the segments were operated on a stand alone  basis.  However,  the results do not reflect a full  allocation  of costs based on the current structure of the segments,  and therefore the results might not be comparable to like information from other companies.

                                                                               Accounts
                                                                              Receivable                       Consolidated
                                                                               Factoring            Other        Company
                                                                               ---------            -----      ------------

Three Months Ended June 30, 2003:
Statement of Operations Information:
Net interest income after credit for credit losses                              $    716            $    354    $  1,070
Noninterest income                                                                  --                   399         399
Noninterest expense                                                                  385                 502         887
                                                                                --------            --------    --------
Income before taxes and minority interest                                            331                 251         582
Income taxes                                                                        --                  --          --
Income attributable to minority interest                                            --                    18          18
                                                                                --------            --------    --------
Net income                                                                      $    331            $    233    $    564
                                                                                ========            ========    ========

Statement of Financial Condition Information (as of June 30, 2003):
Total assets                                                                    $  7,207            $ 18,982    $ 26,189
Net loans and leases                                                            $  6,505            $  9,909    $ 16,414
Deposits                                                                        $  7,207            $  6,202    $ 13,409

Three  Months Ended June 30, 2002:
Statement of Operations Information:
Net interest income after credit for credit losses                              $    193            $    479    $    672
Noninterest income                                                                  --                   161         161
Noninterest expense                                                                  155                 691         846
                                                                                --------            --------    --------
Income (loss) before taxes and minority interest                                      38                 (51)        (13)
Income taxes (credit)                                                                 21                 (60)        (39)
Income attributable to minority interest                                            --                    18          18
                                                                                --------            --------    --------
Net income (loss)                                                               $     17            $     (9)   $      8
                                                                                ========            ========    ========
Statement of Financial Condition Information (as of June 30, 2002):

Total assets                                                                    $  3,126            $ 21,207    $ 24,333
Net loans and leases                                                            $  2,924            $ 11,821    $ 14,745
Deposits                                                                        $  3,144            $  9,749    $ 12,893

                                                                          Accounts
                                                                         Receivable              Consolidated
                                                                          Factoring      Other     Company
                                                                          ---------      -----     --------

Six Months Ended June 30, 2003:
Statement of Operations Information:
Net interest income after credit for credit losses                         $  1,292    $    654    $  1,946
Noninterest income                                                             --           634         634
Noninterest expense                                                             690       1,076       1,766
                                                                           --------    --------    --------
Income (loss) before taxes and minority interest                                602         212         814
Income taxes                                                                   --             2           2
Income attributable to minority interest                                       --            34          34
                                                                           --------    --------    --------
Net income                                                                 $    602    $    176    $    778
                                                                           ========    ========    ========

Statement of Financial Condition Information (as of June 30, 2003):
Total assets                                                               $  7,207    $ 18,982    $ 26,189
Net loans and leases                                                       $  6,505    $  9,909    $ 16,414
Deposits                                                                   $  7,207    $  6,202    $ 13,409

Six Months Ended June 30, 2002:
Statement of Operations Information:
Net interest income after credit for credit losses                         $    245    $    749    $    994
Noninterest income                                                             --           360         360
Noninterest expense                                                             240       1,411       1,651
                                                                           --------    --------    --------
Income (loss) before taxes and minority interest                                  5        (302)       (297)
Income taxes (credit)                                                            23         (62)        (39)
Income attributable to minority interest                                       --            10          10
                                                                           --------    --------    --------
Net loss                                                                   $    (18)   $   (250)   $   (268)
                                                                           ========    ========    ========

Statement of Financial Condition Information (as of June 30, 2002):
Total assets                                                               $  3,126    $ 21,207    $ 24,333
Net loans and leases                                                       $  2,924    $ 11,821    $ 14,745
Deposits                                                                   $  3,144    $  9,749    $ 12,893

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

            The  following  discussion  should be read in  conjunction  with the consolidated  unaudited interim financial statements as of and for the six month period  ended  June 30,  2003 of the  Company  and the notes  thereto  presented elsewhere herein.

CHANGES IN FINANCIAL CONDITION
JUNE 30, 2003 COMPARED TO DECEMBER 31, 2002

            Total assets  increased by $24,000  during the six months ended June
30, 2003. Although the change in footings was less than 1%, the Company realized significant  growth in purchased  receivables  related to the Company's accounts receivable  factoring  program and a large decrease in the Company's  commercial loan portfolio.

            The balance of the Company's purchased  receivables at June 30, 2003 was $7,971,000 versus $5,101,000 at December 31, 2002, an increase of $2,870,000 or 56%. All of the purchased  receivables generated in 2002 were the result of a sourcing and servicing agreement with one factoring company located in Maryland.
The  Company  entered  into a  similar  agreement  in early  2003  with a second factoring  company  located in  Georgia.  The two  factoring  companies  sourced
$6,730,000 and  $1,241,000,  respectively,  of the total  purchased  receivables outstanding at June 30, 2003.

            Offsetting  most  of  the  growth  in  purchased  receivables  was a decrease in the Company's  commercial  loan  portfolio.  Total gross  commercial loans were $9,953,000 at June 30, 2003, a decrease of $1,873,000 or 16% from the prior  year-end  total of  $11,826,000.  The  majority of the decline was due to several  loan  payoffs and one  foreclosure.  The  foreclosed  loan  balance was transferred  to other  foreclosed  assets at fair  market  value less  estimated selling costs. The Company  discontinued  issuing new loans under its commercial loan program in 2001 but still continues to service the remaining portfolio.

            Other assets increased by $485,000 during the six month period.  The change was the result of a receivable created by the sale of  available-for-sale securities for which the trade date and settlement date straddled June 30, 2003.
Other liabilities decreased by approximately  $730,000 during the same six month period.  The change was  primarily  due to the  purchase  of  available-for-sale securities for which the trade date and settlement  date straddled  December 31,
2002.

            Cash and cash  equivalents,  generally  a  balancing  factor  on the statement of financial condition,  decreased  significantly  between periods. As described above,  the net increase in loans and purchased  receivables was about
$1,000,000,  foreclosed  assets increased by approximately  $185,000,  and other assets  increased  by  approximately  $485,000.  Because  total  assets  did not fluctuate  significantly  during  this time  period,  cash and cash  equivalents decreased by approximately $1,700,000.

            Unused commitments to fund purchased  receivables,  not shown on the statement  of  financial  condition,  were  $9,395,000  at  June  30,  2003  and
$6,382,000  at December  31,  2002.  The  increase  was due to  additions of new clients  and  increases  in credit  limits of  existing  clients  related to the
Company's purchased receivable program.

CHANGES IN RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

            Net income for the three  months ended June 30, 2003 was $564,000 or
$.13 per share  compared  to net income of $8,000 or $.00 per share for the same period in 2002. The comparison of net income for the two periods  represented an increase of $556,000 or $.13 per share.

            The  Company's  net interest  income after credit for credit  losses increased by $398,000.  Most of that  increase  was due to  additional  interest income from purchased receivables.  During the second quarter of 2002, which was also the second quarter of the Company's accounts receivable  factoring program, net interest  income after credit for credit losses from  purchased  receivables was  $193,000.  During the second  quarter of 2003,  that  amount  increased  to
$716,000,  an increase of $523,000.  Interest expense for the Company  increased
$14,000 when comparing the two periods.  Increases in average  deposit  balances were offset by decreases in interest rates paid on deposits, which kept interest expense relatively stable.

            Noninterest  income for the Company increased by $238,000 during the three  months  ended June 30, 2003  compared to the three  months ended June 30,
2002.   The   majority   of  the   increase   was  due  to  gains  on  sales  of
available-for-sale  securities.  Fee income increased  $22,000 and miscellaneous income decreased $17,000.

            The   Company's   noninterest   expenses   increased   by   $41,000,
comparatively,  between the two three month periods.  Salary expense declined by
$65,000,   primarily  due  to  staff   reductions  at  WebBank.   The  Company's
professional and legal fees decreased by $68,000,  primarily because  collection costs  related to  problem  loans  decreased  significantly  in 2003.  Occupancy expense  decreased by $3,000 from period to period.  Offsetting  these decreases was a $177,000 increase in other general and administrative expenses,  primarily due to third-party  servicing and broker costs related to increased  activity in the Company's accounts receivable factoring program.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

            Net income for the six months  ended June 30,  2003 was  $778,000 or
$.18 per share  compared to a net loss of $(268,000) or $(.06) per share for the same  period  in  2002.  The  comparison  of net  income  for  the  two  periods represented an increase of $1,046,000 or $.24 per share.

            The  Company's  net interest  income after credit for credit  losses increased by $952,000.  Most of that  increase  was due to  additional  interest income from purchased  receivables.  During the first six months of 2002,  which was the first six months of the Company's accounts receivable factoring program, net interest  income after credit for credit losses from  purchased  receivables was  $245,000.  During the first six months of 2003,  that amount  increased  to
$1,292,000,  an  increase  of  $1,047,000.  Interest  expense  for  the  Company increased  $45,000 when comparing the two periods.  Increases in average deposit balances were offset by decreases in interest rates paid on deposits, which kept interest expense relatively stable.

            Noninterest  income for the Company increased by $274,000 during the six months  ended June 30, 2003  compared to the six months ended June 30, 2002.
The  majority of the  increase  was due to gains on sales of  available-for-sale securities. Fee income and miscellaneous income remained relatively constant.

            The   Company's   noninterest   expenses   increased   by  $115,000,
comparatively,  between the two six month periods.  Salary  expense  declined by
$83,000,   primarily  due  to  staff   reductions  at  WebBank.   The  Company's
professional  and legal  fees  decreased  by  $165,000,  mainly  because  nearly
$100,000  in costs  incurred  to defend the Company  against  legal  action by a former employee in 2002 did not recur in 2003.  Additionally,  collection  costs related to problem loans  decreased  significantly  in 2003.  Occupancy  expense decreased by $18,000 from period to period,  primarily  due to the closing of an office in Washington D.C. occupied by the former Chairman of WebBank. Offsetting these  decreases  was a $381,000  increase in other  general and  administrative expenses,  primarily  due to  third-party  servicing and broker costs related to increased activity in the Company's accounts receivable factoring program.

LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 2003 and December 31, 2002,  the Company's cash and cash equivalents  totaled $4,830,000 and $6,546,000,  respectively.  The decrease was due  primarily to an  offsetting  increase in purchased  receivables  during the first six months of 2003 while total assets remained relatively stable. The cash balances at December 31, 2002 and June 30,2003 were higher than operations would generally require.  The Company maintained increased liquidity at those dates to fund expected growth in purchased  receivables.  Funding for WebBank is obtained primarily  from  certificates  of deposit  obtained  through  brokers and from a
$500,000 unsecured line of credit with a local  correspondent  bank.  Management believes that the Company's current cash and cash equivalent balances,  expected operating  cash flows,  and WebBank  borrowing  sources are adequate to meet its liquidity needs through at least the next 12 months.

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
133,  "Accounting for Derivative  Instruments and Hedging  Activities." SFAS No.
149 improves  financial  reporting by requiring that  contracts with  comparable characteristics  be  accounted  for  similarly.  SFAS No. 149 is  effective  for contracts  entered  into or  modified  after June 30, 2003 and should be applied prospectively.  The company  adopted SFAS No. 149 with no material impact on its financial  condition or results of operations  for the six months ended June 30,
2003.

            In May 2003, the FASB issued SFAS No. 150,  "Accounting  for Certain
Financial Instruments with Characteristics of both Liabilities and Equity." SFAS
No. 150 improves financial reporting by establishing standards for how an issuer classifies and measures certain financial  instruments with  characteristics  of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified  after May 31, 2003,  and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted  SFAS No. 150 with no  material  impact on its  financial  condition  or results of operations for the six months ended June 30, 2003.

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
         -----------------------

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

(c)      Asset-Backed issuers

         Not applicable.

PART II.    OTHER INFORMATION
            -----------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a)   Exhibits
                  31.1  Certification  of Chief  Executive  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2  Certification  of Chief  Financial  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1  Certification  of Chief  Executive  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2  Certification  of Chief  Financial  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)   Reports on Form 8-K during the quarter
                  None.

                                   SIGNATURES

            In accordance with the  requirements of the Securities  Exchange Act of 1934,  the  Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 8, 2003         WebFinancial Corporation

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

