Form 10QSB
period 2003-09-30
WEBFINANCIAL CORP
filed 2003-11-14
CIK 85149

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

    /X/   Quarterly report under Section 13 or 15(d) of the Securities  Exchange
          Act of 1934

                For the quarterly period ended September 30, 2003

    / /   Transition report under Section 13 or 15(d) of the Exchange Act

                        For the transition period from       to
                                                       -----    ----

                          Commission file number 0-631

                            WEBFINANCIAL CORPORATION
       ------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          DELAWARE                                             56-2043000
-------------------------------                                ----------
(State or Other Jurisdiction of                           (IRS Employer
Incorporation or Organization)                            Identification No.)

                         590 Madison Avenue, 32nd Floor
                               New York, NY 10022
           -----------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                  212-758-3232
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the  Exchange  act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2)
has been subject to such filing requirements for the past 90 days:

                Yes [ X ]   No [  ]

     Shares of Issuer's Common Stock Outstanding at November 14, 2003: 4,366,866

     Transitional Small Business Disclosure Format: Yes    No X
                                                       ---   ---

                                      INDEX

Part I - Financial Information                                             Page Number
------------------------------                                             -----------

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Statements of Financial Condition as of
         eptember 30, 2003 (unaudited) and December 31, 2002...............     2

         Condensed Consolidated Statements of Operations
         hree Months Ended September 30, 2003 and 2002 (unaudited).........     4
         ondensed Consolidated Statements of Operations
         ine Months Ended September 30, 2003 and 2002 (unaudited)..........     5

         Condensed Consolidated Statements of Cash Flows
         ine Months Ended September 30, 2003 and 2002 (unaudited)..........     6

         Notes to Condensed Consolidated Financial Statements (unaudited)..     8

Item 2.  Management's Discussion and Analysis or Plan of Operation.........     11

Item 3.  Controls and Procedures...........................................     14

Part II - Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K..................................     15

         Signatures........................................................     16

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands except per share data)

                             ASSETS                                     Sept.30, 2003   December 31, 2002
                                                                         (unaudited)

      Cash and due from banks                                            $     17             $    152
      Interest bearing deposits in other banks                              3,451                2,697
      Federal funds sold                                                    2,732                3,697
                                                                         --------             --------
              Total cash and cash equivalents                               6,200                6,546

      Investment securities
              Held-to-maturity (estimated fair value $109 at September
                       30, 2003 and $20 at December 31, 2002)                 109                   19
              Available-for-sale                                            2,078                1,722
                                                                         --------             --------
                       Total investment securities                          2,187                1,741

     Loans, net of deferred fees                                            8,981               11,826
     Purchased receivables
              Accounts receivable factoring                                 6,614                4,622
              Other                                                           323                  479
      Allowance for credit losses                                          (1,451)              (1,526)
                                                                         --------             --------
                     Total loans and purchased receivables, net            14,467               15,401

     Foreclosed assets                                                        200                   36
     Premises and equipment, net                                               18                   41
     Accrued interest receivable                                              305                  259
     Goodwill, net                                                          1,380                1,380
     Other assets                                                             764                  761
                                                                         --------             --------
                                                                         $ 25,521             $ 26,165
                                                                         ========             ========
                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
                  (Amounts in thousands except per share data)

                                                                          Sept. 30, 2003       December 31, 2002
                                                                            (unaudited)
                 LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
          Non interest-bearing demand                                       $    794                $    668
          NOW/MMA accounts                                                       590                     680
          Certificates of deposit                                             10,833                  12,272
                                                                            --------                --------
                Total deposits                                                12,217                  13,620

  Other liabilities                                                              282                     919
                                                                            --------                --------
  Total liabilities before minority interest                                  12,499                  14,539

  Minority interest                                                              409                     356

  Commitments and contingencies                                                 --                      --

  Stockholders' Equity
      Preferred stock, 10,000,000 shares authorized, none issued                --                      --
      Common stock 50,000,000 shares authorized,
            $.001 par value, 4,366,866 shares issued
            and outstanding at September 30, 2003 and
            December 31, 2002                                                      4                       4
      Paid-in-capital                                                         36,606                  36,606
      Accumulated  deficit                                                   (24,059)                (25,083)
      Accumulated other comprehensive income (loss)                               62                    (257)
                                                                            --------                --------
  Total stockholders' equity                                                  12,613                  11,270
                                                                            --------                --------

                                                                            $ 25,521                $ 26,165
                                                                            ========                ========

         The accompanying notes are an integral part of these statements

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                                     For the Three Months
                                                                                      Ended September 30,
                                                                                 2003                   2002
                                                                                 ----                   ----

Interest income
    Loans and purchased receivables, including fees                           $     1,142           $       795
    Cash equivalents                                                                    4                    12
    Federal funds sold                                                                  5                     4
    Investments                                                                        22                     5
                                                                              -----------          ------------
          Total interest income                                                     1,173                   816

Interest expense                                                                       72                    90
                                                                              -----------          ------------

            Net interest income before provision (credit) for credit
            losses                                                                  1,101                   726

Provision (credit) for credit losses                                                  (32)                   51
                                                                              -----------          ------------

            Net interest income after provision (credit) for credit
            losses                                                                  1,133                   675

Noninterest income
      Loss on sale of assets                                                          (35)                  --
      Fee income                                                                      105                    97
      Miscellaneous income, net                                                        58                    69
                                                                              -----------          ------------
          Total noninterest income                                                    128                   166

Noninterest expenses
      Salaries, wages, and benefits                                                   260                   183
      Professional and legal fees                                                      69                    76
      Accounts receivable factoring management and broker fees                        340                   205
      Other management fees - related party                                            78                    78
      Other general and administrative                                                248                   146
                                                                              -----------          ------------
          Total noninterest expenses                                                  995                   688
                                                                              -----------          ------------
            Income before income taxes and minority interest                          266                   153

Income tax expense                                                                   --                      30
                                                                              -----------          ------------

      Income before minority interest                                                 266                   123

Income attributable to minority interest                                               20                     7
                                                                              -----------          ------------

      Net income                                                              $       246          $        116
                                                                              ===========          ============

Net income per common share, basic and diluted                                $       .06          $        .03
Weighted average number of common shares:
       Basic                                                                    4,366,866             4,366,866
       Diluted                                                                  4,368,375             4,366,866

                       The accompanying notes are an integral part of these statements

                                                    4

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands except per share amounts)

                                                                                         For the Nine Months
                                                                                          Ended September 30,
                                                                                    2003                  2002
                                                                                    ----                  ----
Interest income
    Loans and purchased receivables, including fees                             $     3,197           $     1,719
    Cash equivalents                                                                     12                    44
    Federal funds sold                                                                   30                    18
    Investments                                                                          65                    35
                                                                                -----------           -----------
           Total interest income                                                      3,304                 1,816

Interest expense                                                                        263                   236
                                                                                -----------           -----------

                  Net interest income before credit  for credit losses                3,041                 1,580

Credit for credit losses                                                                (38)                  (89)
                                                                                -----------           -----------

                  Net interest income after credit for credit losses                  3,079                 1,669

Noninterest income
    Gain on sale of assets                                                              198                  --
    Fee income                                                                          370                   313
    Miscellaneous income, net                                                           194                   213
                                                                                -----------           -----------
           Total noninterest income                                                     762                   526

Noninterest expenses
    Salaries, wages, and benefits                                                       745                   751
    Professional and legal fees                                                         297                   469
    Accounts receivable factoring management and broker fees                            913                   372
    Other management fees - related party                                               233                   267
    Other general and administrative                                                    573                   480
                                                                                -----------           -----------
           Total noninterest expenses                                                 2,761                 2,339
                                                                                -----------           -----------
       Income (loss) before income taxes and minority interest                        1,080                  (144)

Income tax expense (credit)                                                               2                    (9)
                                                                                -----------           -----------

       Income (loss) before minority interest                                         1,078                  (135)

Income attributable to minority interest                                                 54                    17
                                                                                -----------           -----------

       Net income (loss)                                                        $     1,024           $      (152)
                                                                                ===========           ===========

Net income (loss) per common share, basic and diluted                           $       .23           $      (.03)
Weighted average number of common shares:
       Basic                                                                      4,366,866             4,366,866
       Diluted                                                                    4,367,792             4,366,866

                        The accompanying notes are an integral part of these statements

                                                       5

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Amounts in thousands)

                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                                2003             2002
                                                                                ----             ----
 Cash flows from operating activities:
 Net income (loss) from operations                                           $ 1,024           $  (152)
 Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
           Minority interest                                                      54                17
           Depreciation                                                           23                30
           Credit for credit losses                                              (38)              (89)
           Gain on sale of securities available-for-sale                        (274)             --
           Accretion of loan fees, net                                          (103)              (92)
           Amortization of servicing assets                                       42                26
           Amortization of other assets                                            6                12
           Loss on disposition of foreclosed assets                               56              --
 Changes in operating assets and liabilities:
           Accrued interest receivable                                           (46)             (288)
           Other assets                                                          (52)             (189)
           Interest payable                                                      (97)               39
           Other liabilities                                                    (540)               26
                                                                             -------           -------
                Net cash provided by (used in) operating activities               55              (660)

Cash flows from investing activities:
       Purchase of investment securities held-to-maturity                       (100)             --
       Principal payments received on investment securities held-
                 to-maturity                                                      10                 7
       Purchase of investment securities available-for-sale                   (2,675)           (1,177)
       Sale of investment securities available-for-sale                          858                60
       Principal payments received on investment securities
                 available-for-sale                                            2,054               123
       Purchase of premises and equipment                                       --                  (2)
       Proceeds from sale of foreclosed assets                                  --                  19
       Loans originated, receivables purchased, and principal
                 collections, net                                                855            (7,187)
                                                                             -------           -------
                Net cash used in investing activities                          1,002            (8,157)

Cash flows from financing activities:
       Net increase in noninterest bearing deposits                              126               489
       Net increase (decrease) in NOW/MMA deposits                               (90)              451
       Net increase (decrease) in certificates of deposit                     (1,439)            6,733
                                                                             -------           -------
                Net cash provided by financing activities                     (1,403)            7,673

                                                                        (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)(continued)
                             (Amounts in thousands)

                                                                  For the Nine Months
                                                                   Ended September 30,
                                                                2003               2002
                                                                ----               ----

    Net increase (decrease) in cash and cash equivalents        (346)            (1,144)

    Cash and cash equivalents at beginning of period           6,546              5,095
                                                             -------            -------

    Cash and cash equivalents at end of period               $ 6,200            $ 3,951
                                                             =======            =======

Supplemental disclosure of cash flow information:
    Cash paid for interest                                       297                197
    Cash paid for income taxes                                     2                 (9)

Supplemental disclosure of additional non-cash activities:

During the first quarter of 2003, the Company acquired foreclosed assets of $220 in  lieu of  loan  payments.  In the  third  quarter  of  2003,  these  acquired foreclosed assets were written down to an expected market value of $200.

At September 30, 2003, the Company had a balance of net  unrealized  income from available-for-sale securities of $62. The balance at December 31, 2002 was a net unrealized loss on available-for-sale  securities of $257. Net unrealized income and losses on  available-for-sale  securities  are shown as  "accumulated  other comprehensive  income  (loss)"  on  the  Condensed  Consolidated  Statements  of
Financial Condition.  The change in net unrealized losses on  available-for-sale securities  between the two periods  resulted in a $319 increase in  accumulated other comprehensive income.

         The accompanying notes are an integral part of these statements

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
           (All numbers except shares and per share data in thousands)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of  Presentation-- The accompanying  interim  condensed  consolidated financial  statements of  WebFinancial  Corporation  and its  subsidiaries  (the
"Company")  are  unaudited  and  have  been  prepared  in  conformity  with  the requirements of Regulation S-X promulgated under the Securities  Exchange Act of
1934, as amended (the "Exchange Act"),  particularly  Rule 10-01 thereof,  which governs the presentation of interim financial statements.  Accordingly,  they do not  include  all  of the  information  and  footnotes  required  by  accounting principles  generally accepted in the United States of America. The accompanying
interim  condensed   consolidated   financial   statements  should  be  read  in
conjunction with the Company's  significant  accounting policies as set forth in
Note 1 to the consolidated  financial  statements in the Company's Annual Report on Form 10-K for the year  ended  December  31,  2002  (the  "2002  10-K").  The
Condensed Consolidated Statement of Financial Condition at December 31, 2002 was
extracted from the Company's audited consolidated financial statements contained in the 2002  Form  10-K,  and does  not  include  all  disclosures  required  by accounting  principles  generally  accepted in the United  States of America for annual consolidated financial statements.

     In the opinion of  management,  all  adjustments  are  comprised  of normal recurring  accruals necessary for the fair presentation of the interim financial statements.  Operating  results for the nine months ended September 30, 2003 are not  necessarily  indicative  of the results  that may be expected  for the year ending December 31, 2003.

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

     As of September 30, 2003,  accumulated  other  comprehensive  income (loss)
consisted of the following:

     Balance at December 31, 2002                                  $  (257)
     Net change during  the period related                             319
               to unrealized holding gains                         -------
               on securities available-
               for-sale arising during the
               period.

     Balance at September 30, 2003                                 $     62
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
The  Company  has  identified  two  operating  segments.  The first is  accounts receivable  factoring.  The second operating  segment,  termed "other," includes commercial lending, fee for services,  and investment  activities.  The accounts receivable factoring segment is defined as the program operated by WebBank under sourcing and servicing  agreements  with two factoring  companies.  Purchases of factored  accounts  receivable  made by any other entity  within the Company are included in the other  segment.  As of  September  30,  2003 and 2002,  accounts receivable factoring balances of $0 and $1,160,000,  respectively,  were held by entities of the Company other than WebBank.

The following is a summary of selected  operating  segment  information  for the three months and nine months ended  September 30, 2003 and 2002. The information represents  operating  results as if the segments were operated on a stand-alone basis.  However,  the results do not reflect a full allocation of costs based on the current  structure of the  segments,  and therefore the results might not be comparable to like information from other companies.

                                                                        Accounts
                                                                       Receivable                Consolidated
                                                                        Factoring    Other         Company
                                                                       ----------   --------      -----------

THREE MONTHS ENDED SEPTEMBER 30, 2003:
Statement of Operations Information:
Net interest income after provision (credit) for
   credit losses                                                       $    772     $    361      $  1,133
Noninterest income                                                         --            128           128
Noninterest expenses                                                        458          537           995
                                                                       --------     --------      --------
Income (loss) before taxes and minority interest                            314          (48)          266
Income tax expense                                                         --           --            --
Income attributable to minority interest                                   --             20            20
                                                                       --------     --------      --------
Net income (loss)                                                      $    314     $    (68)     $    246

Statement of Financial Condition Information (as
of September 30, 2003):
Total assets                                                           $  9,195     $ 16,326      $ 25,521
Net loans and leases                                                   $  6,389     $  8,078      $ 14,467
Deposits                                                               $  8,021     $  4,196      $ 12,217

THREE  MONTHS ENDED SEPTEMBER 30, 2002:
Statement of Operations Information:
Net interest income after credit for credit losses                     $    406     $    269      $    675
Noninterest income                                                         --            166           166
Noninterest expenses                                                        251          437           688
                                                                       --------     --------      --------
Income (loss) before taxes and minority interest                            155           (2)          153
Income tax expense (credit)                                                  79          (49)           30
Income attributable to minority interest                                   --              7             7
Net income                                                             $     76     $     40      $    116

Statement of Financial Condition Information (as
of September 30, 2002):
Total assets                                                           $  5,690     $ 20,609      $ 26,299
Net loans and leases                                                   $  5,489     $ 12,486      $ 17,975
Deposits                                                               $  5,622     $  9,365      $ 14,987

                                                                        Accounts
                                                                       Receivable               Consolidated
                                                                        Factoring    Other        Company
                                                                       --------     --------      --------

NINE MONTHS ENDED SEPTEMBER 30, 2003:
Statement of Operations Information:
Net interest income after credit for credit losses                     $  2,064     $  1,015      $  3,079
Noninterest income                                                         --            762           762
Noninterest expenses                                                      1,148        1,613         2,761
                                                                       --------     --------      --------
Income before taxes and minority interest                                   916          164         1,080
Income tax expense                                                         --              2             2
Income attributable to minority interest                                   --             54            54
                                                                       --------     --------      --------
Net income                                                             $    916     $    108      $  1,024

Statement of Financial Condition Information (as
of September 30, 2003):
Total assets                                                           $  9,195     $ 16,326      $ 25,521
Net loans and leases                                                   $  6,389     $  8,078      $ 14,467
Deposits                                                               $  8,021     $  4,196      $ 12,217

NINE MONTHS ENDED SEPTEMBER 30, 2002:
Statement of Operations Information:
Net interest income after credit for credit losses                     $    652     $  1,017      $  1,669
Noninterest income                                                         --            526           526
Noninterest expenses                                                        492        1,847         2,339
                                                                       --------     --------      --------
Income (loss) before taxes and minority interest                            160         (304)         (144)
Income tax expense (credit)                                                 102         (111)           (9)
Income attributable to minority interest                                   --             17
                                                                       --------     --------      --------
                                                                                                        17
Net income (loss)                                                      $     58     $   (210)     $   (152)

Statement of Financial Condition Information (as
of September 30, 2002):
Total assets                                                           $  5,690     $ 20,609      $ 26,299
Net loans and leases                                                   $  5,489     $ 12,486      $ 17,975
Deposits                                                               $  5,622     $  9,365      $ 14,987

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated unaudited interim financial statements as of and for the nine month period ended  September 30, 2003 of the Company and the notes thereto  presented elsewhere herein.

CHANGES IN FINANCIAL CONDITION
SEPTEMBER 30, 2003 COMPARED TO DECEMBER 31, 2002

     Total assets  decreased by $644,000  during the nine months ended September
30, 2003.  During this period,  the Company  realized a significant  increase in purchased  receivables  related to the Company's accounts  receivable  factoring program, which was offset by an even larger decrease in the Company's commercial loan portfolio.

     The balance of the Company's  accounts  receivable  factoring  portfolio at
September  30, 2003 was  $6,614,000  versus  $4,622,000 at December 31, 2002, an increase of  $1,992,000 or 43%. All of the  purchased  receivables  generated in
2002 were the result of a sourcing and  servicing  agreement  with one factoring company  located in Maryland.  The Company  entered into a similar  agreement in early 2003 with a second factoring company located in Georgia.

     Offsetting the increase in accounts receivable factoring was an even larger decrease in the Company's commercial loan portfolio. Total commercial loans were
$8,981,000 at September 30, 2003, a decrease of $2,845,000 or 24% from the prior year-end  total of  $11,826,000.  The majority of the decline was due to several loan payoffs,  one loan sale, and one  foreclosure.  The foreclosed loan balance was transferred to other  foreclosed  assets at fair market value less estimated selling costs. The Company  discontinued  issuing new loans under its commercial loan program in 2001 but continues to service the remaining portfolio.

     Regarding  liabilities and  stockholders'  equity,  certificates of deposit decreased  by  $1,439,000  from  December 31, 2002 to  September  30, 2003.  The reduction in certificates of deposit resulted from a decrease in commercial loan balances and slower than expected growth in accounts receivable factoring. Other liabilities  decreased by $637,000 during the same nine month period. The change was primarily due to the purchase of available-for-sale securities for which the trade date and settlement date straddled December 31, 2002. Stockholders' equity increased by  $1,343,000  between  periods as a result of  $1,024,000 in current year net income and a  $319,000  increase  in  accumulated  other  comprehensive income.

CHANGES IN RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 2002

     Net income for the three  months ended  September  30, 2003 was $246,000 or
$.06 per share compared to net income of $116,000 or $.03 per share for the same period in 2002, an increase of $130,000 or $.03 per share.

     The  Company's  net  interest  income after  provision  (credit) for credit losses  increased by $458,000 in 2003 over the same period in 2002. Most of that increase  was due to  additional  interest  income from  purchased  receivables.
During  the third  quarter  of 2002,  which was also the  third  quarter  of the
Company's  accounts  receivable  factoring  program,  net interest  income after provision for credit losses from purchased receivables was $444,000.  During the third  quarter of 2003,  that amount  increased  to  $1,089,000,  an increase of
$645,000 or 145%.  Interest expense for the Company decreased by $18,000 in 2003 versus the same  period in 2002.  Increases  in average  deposit  balances  were offset by  decreases  in  interest  rates paid on  deposits,  which  resulted in relatively stable comparative interest expense.

     Noninterest  income for the Company  decreased by $38,000  during the three months ended September 30, 2003 compared to the three months ended September 30,
2002.  Most of the  change was due to a $35,000  loss on the sale of  foreclosed assets in the third quarter of 2003.

     The Company's  noninterest  expenses increased by $307,000,  comparatively, between the two periods. Salary expense increased by $77,000, primarily due to a
$57,000  accrual of bonus  expense in 2003 versus no accrual in 2002.  The other major change between periods was a $135,000  increase in third-party  management and broker  costs  related  to  increased  activity  in the  Company's  accounts receivable factoring program.

     NINE  MONTHS  ENDED  SEPTEMBER  30,  2003  COMPARED  TO NINE  MONTHS  ENDED
SEPTEMBER 30, 2002

     Net income for the nine months ended  September 30, 2003 was  $1,024,000 or
$.23 per share  compared to a net loss of $(152,000) or $(.03) per share for the same  period  in  2002.  The  comparison  of net  income  for  the  two  periods represented an increase of $1,176,000 or $.26 per share.

     The Company's net interest income after credit for credit losses  increased by $1,410,000 in 2003 versus the same period in 2002.  Most of that increase was due to additional interest income from purchased  receivables.  During the first nine months of 2002,  which was the first nine months of the Company's  accounts receivable factoring program, net interest income after credit for credit losses from purchased  receivables was $714,000.  During the first nine months of 2003, that amount increased to $2,613,000, an increase of $1,899,000 or 266%. Interest expense for the Company  increased  by $27,000 in 2003 versus the same period in
2002. Increases in average deposit balances were offset by decreases in interest rates paid on deposits, which resulted in relatively stable comparative interest expense.

     Noninterest  income for the Company  increased by $236,000  during the nine months ended  September 30, 2003 compared to the nine months ended September 30,
2002.   The   majority   of  the   increase   was  due  to  gains  on  sales  of
available-for-sale   securities.   Fee  income   increased   by   $57,000,   and
miscellaneous  income  decreased  by $19,000 in 2003  versus the same  period in
2002.

     The Company's  noninterest  expenses increased by $422,000,  comparatively, between the two nine month periods.  Salary  expense  declined by $6,000 between periods.  An increase of $164,000 in bonus expense accrual during the first nine months  of 2003  versus no  accrual  in 2002 was  offset by the  effect of staff reductions  that took place in 2002. The Company's  professional  and legal fees decreased by $172,000, mainly due to approximately $100,000 in costs incurred in
2002  to  defend  the  Company  against  legal  action  by  a  former  employee.
Additionally,  collection costs related to problem loans decreased significantly in 2003. Occupancy expense decreased by $25,000 from period to period, primarily due to the  closing  of an office in  Washington  D.C.  The other  major  change between  periods was a $541,000  increase in  third-party  management and broker costs  related  to  increased  activity  in the  Company's  accounts  receivable factoring program.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003 and December 31, 2002,  the  Company's  cash and cash equivalents totaled $6,200,000 and $6,546,000,  respectively.  The cash balances at December 31, 2002 and September  30,2003 included  liquidity to fund expected growth in purchased receivables.  Funding for WebBank is obtained primarily from certificates of deposit obtained  through brokers and from a $500,000  unsecured line of credit with a local  correspondent  bank.  Management  believes that the
Company's  current cash and cash equivalent  balances,  expected  operating cash flows,  and WebBank  borrowing  sources are adequate to meet its liquidity needs through at least the next 12 months.

     Unused  commitments  to  fund  purchased  receivables,  not  shown  on  the statement of financial  condition,  were  $16,881,000  at September 30, 2003 and
$6,382,000  at December  31,  2002.  The  increase  was due to  additions of new clients  and  increases  in credit  limits of  existing  clients  related to the
Company's  accounts  receivable  factoring  program.

     On October 10, 2003,  the Company  filed with the  Securities  and Exchange
Commission ("SEC") a registration  statement covering rights to be dividended to the Company's stockholders to purchase shares of Common Stock of the Company for up to an aggregate price of $10 million. The purpose of the offering is to raise new capital to be used as additional  working capital for the Company's business and general  corporate  purposes.  The Board has not yet finalized the number of rights to be issued,  the number of shares to be issued  upon  exercise  of each right, or the subscription  price per share with respect to the rights offering.
The Company has received comments from the SEC on this filing. The Company is in the process of responding to such comments.

     The Company's  officers and Steel Partners,  Ltd., an entity  controlled by the Company's Chairman,  devote significant time to the Company's administration and exploring potential acquisition and other business opportunities.  There can be no assurance that the Company will be able to acquire an additional business, or that such business will be  profitable.  In order to finance an  acquisition, the Company may be required to incur or assume indebtedness or issue securities.

NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003,  the FASB issued SFAS No. 149,  "Accounting  for  Derivative
Instruments  and  Hedging  Activities."  SFAS  No.  149  amends  SFAS  No.  133,
"Accounting  for Derivative  Instruments and Hedging  Activities."  SFAS No. 149
improves  financial  reporting  by  requiring  that  contracts  with  comparable characteristics  be  accounted  for  similarly.  SFAS No. 149 is  effective  for contracts  entered  into or  modified  after June 30, 2003 and should be applied prospectively.  The Company  adopted SFAS No. 149 with no material impact on its financial condition or results of operations for the nine months ended September
30, 2003.

     In May  2003,  the  FASB  issued  SFAS No.  150,  "Accounting  for  Certain
Financial Instruments with Characteristics of both Liabilities and Equity." SFAS
No. 150 improves financial reporting by establishing standards for how an issuer classifies and measures certain financial  instruments with  characteristics  of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified  after May 31, 2003,  and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted  SFAS No. 150 with no  material  impact on its  financial  condition  or results of operations for the nine months ended September 30, 2003.

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
TRADING PRICE OF THE COMPANY'S COMMON STOCK MAY BE SUBJECT TO WIDE  FLUCTUATIONS
IN RESPONSE TO  QUARTERLY  VARIATIONS  IN OPERATING  RESULTS AND OTHER  FACTORS,
INCLUDING THOSE  DISCUSSED IN THIS QUARTERLY  REPORT ON FORM 10-QSB AND THE RISK
FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K.

Item 3.  Controls and Procedures
         -----------------------

     The  Company,  under  the  supervision  and with the  participation  of the
Company's management,  including the Company's Chief Executive Officer and Chief
Financial  Officer,  has evaluated the effectiveness of the design and operation of the Company's  "disclosure  controls and procedures," as such term is defined in Rules  13a-15e  and 15d-15e  promulgated  under the  Exchange  Act as of this report.  Based  upon that  evaluation,  the Chief  Executive  Officer  and Chief
Financial  Officer have  concluded  that the Company's  disclosure  controls and procedures  were effective as of the end of the period covered by this report to provide  reasonable  assurance that information  required to be disclosed by the
Company in reports that it files or submits  under the Exchange Act is recorded, processed,  summarized  and reported  within the time  periods  specified in SEC rules and forms.  There have been no changes in  internal  controls  or in other factors that could significantly affect these controls subsequent to the date of their  evaluation,  including any corrective  actions with regard to significant deficiencies and material weaknesses.

     A control  system,  no matter how well conceived and operated,  can provide only  reasonable,  not absolute,  assurance  that the  objectives of the control system are met. Because of the inherent  limitations in all control systems,  no evaluation of controls can provide  absolute  assurance  that all control issues and instances of fraud, if any, within a company have been detected.

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

Date:  November 14, 2003      WebFinancial Corporation

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

