Form 10QSB/A
period 2003-09-30
WEBFINANCIAL CORP
filed 2004-03-09
CIK 85149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A

(Mark One)

/X/     Quarterly  report under Section 13 or 15(d) of the  Securities  Exchange
        Act of 1934

                For the quarterly period ended September 30, 2003

/ /     Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from ________ to __________

                          Commission file number 0-631

                            WEBFINANCIAL CORPORATION
        ----------------------------------------------------------------
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

     Transitional Small Business Disclosure Format:  Yes / /    No   /X/

                                      INDEX

Part I - Financial Information                                            Page Number
------------------------------                                            -----------

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Financial Condition as of
           September 30, 2003 (unaudited) and December 31, 2002...............   2

           Condensed Consolidated Statements of Operations
           Three Months Ended September 30, 2003 and 2002 (unaudited).........   4

           Condensed Consolidated Statements of Operations
           Nine Months Ended September 30, 2003 and 2002 (unaudited).........    5

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2003 and 2002 (unaudited).........    6

           Notes to Condensed Consolidated Financial Statements (unaudited)..    8

Item 2.    Management's Discussion and Analysis or Plan of Operation.........   11

Item 3.    Controls and Procedures...........................................   14

Part II - Other Information
---------------------------

Item 6.    Exhibits and Reports on Form 8-K..................................   15

           Signatures........................................................   16

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands except per share data)

                    ASSETS                               SEPT. 30, 2003   DECEMBER 31, 2002
                                                           (UNAUDITED)

 Cash and due from banks                                  $     17          $     152
 Interest bearing deposits in other banks                    3,451              2,697
 Federal funds sold                                          2,732              3,697
                                                          --------          ---------
      Total cash and cash equivalents                        6,200              6,546

 Investment securities
      Held-to-maturity (estimated fair value $109 at
         September 30, 2003 and $20 at December 31, 2002)      109                 19
      Available-for-sale                                     2,078              1,722
                                                          --------          ---------
      Total investment securities                            2,187              1,741

Loans, net of deferred fees                                  8,981             11,826
Purchased receivables
         Accounts receivable factoring                       6,614              4,622
         Other                                                 323                479
 Allowance for credit losses                                (1,451)            (1,526)
                                                          --------          ---------
      Total loans and purchased receivables, net            14,467             15,401

Foreclosed assets                                              200                 36
Premises and equipment, net                                     18                 41
Accrued interest receivable                                    305                259
Goodwill, net                                                1,380              1,380
Other assets                                                   764                761
                                                          --------          ---------
                                                          $ 25,521          $  26,165
                                                          ========          ==========

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
                  (Amounts in thousands except per share data)

                                                          SEPT. 30, 2003     DECEMBER 31, 2002
                                                            (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non interest-bearing demand                               $     794             $   668
   NOW/MMA accounts                                                590                 680
   Certificates of deposit                                      10,833              12,272
                                                             ---------             -------
         Total deposits                                         12,217              13,620

 Other liabilities                                                 282                 919
                                                             ---------             -------
 Total liabilities before minority interest                     12,499              14,539

 Minority interest                                                 409                 356

 Commitments and contingencies                                       -                   -

 Stockholders' Equity
     Preferred stock, 10,000,000 shares authorized, none issued      -                   -
     Common stock 50,000,000 shares authorized,
           $.001 par value, 4,366,866 shares issued
           and outstanding at September 30, 2003 and
           December 31, 2002                                         4                   4
      Paid-in-capital                                           36,606              36,606
      Accumulated  deficit                                     (24,384)            (25,083)
      Accumulated other comprehensive income (loss)                387                (257)
                                                             ---------             -------
 Total stockholders' equity                                     12,613              11,270
                                                             ---------             -------

                                                             $  25,521             $26,165
                                                             =========             =======

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                 (Amounts in thousands except per share amounts)

                                                                            FOR THE THREE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                             2003          2002
                                                                             ----          ----
Interest income
   Loans and purchased receivables, including fees                     $     1,142    $       795
   Cash equivalents                                                              4             12
   Federal funds sold                                                            5              4
   Investments                                                                  22              5
                                                                       -----------    -----------
          Total interest income                                              1,173            816

Interest expense                                                                72             90
                                                                       -----------    -----------

      Net interest income before provision (credit) for
      credit losses                                                          1,101            726

Provision (credit) for credit losses                                           (32)            51
                                                                       -----------    -----------

      Net interest income after provision (credit) for
      credit losses                                                          1,133            675

Noninterest income
      Loss on sale of assets                                                   (35)          --
      Fee income                                                               105             97
      Miscellaneous income, net                                                 58             69
                                                                       -----------    -----------
          Total noninterest income                                             128            166

Noninterest expenses
      Salaries, wages, and benefits                                            260            183
      Professional and legal fees                                               69             76
      Accounts receivable factoring management and broker fees                 340            205
      Other management fees - related party                                     78             78
      Loss on impairment of securities available-for-sale                      325           --
      Other general and administrative                                         248            146
                                                                       -----------    -----------
          Total noninterest expenses                                         1,320            688
                                                                       -----------    -----------
             Income (loss) before income taxes and minority interest           (59)           153

Income tax expense                                                            --               30
                                                                       -----------    -----------

      Income (loss) before minority interest                                   (59)           123

Income attributable to minority interest                                        20              7
                                                                       -----------    -----------

      Net income (loss)                                                        (79)           116

Other comprehensive income (loss)
      Unrealized gains (losses) on available-for-sale
        securities arising in period                                           164           (241)
      Reclassification adjustment - loss included in
        net income                                                             325              -
                                                                       -----------    -----------
      Net unrealized gains (losses)                                            489           (241)
      Income tax expense on other comprehensive income                           -              -
                                                                       -----------    -----------
      Other comprehensive income (loss)                                        489           (241)
                                                                       -----------    -----------

    Comprehensive income (loss)                                        $       410    $      (125)
                                                                       ===========    ===========

Net income (loss) per common share, basic and diluted                  $      (.02)   $       .03
Weighted average number of common shares:
      Basic                                                              4,366,866      4,366,866
      Diluted                                                            4,368,375      4,366,866

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                 (Amounts in thousands except per share amounts)

                                                                          FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                           2003          2002
                                                                           ----          ----
Interest income
   Loans and purchased receivables, including fees                    $     3,197    $     1,719
   Cash equivalents                                                            12             44
   Federal funds sold                                                          30             18
   Investments                                                                 65             35
                                                                      -----------    -----------
         Total interest income                                              3,304          1,816

Interest expense                                                              263            236
                                                                      -----------    -----------

         Net interest income before credit  for credit losses               3,041          1,580

Credit for credit losses                                                      (38)           (89)
                                                                      -----------    -----------

         Net interest income after credit for credit losses                 3,079          1,669

Noninterest income
   Gain on sale of assets                                                     198           --
   Fee income                                                                 370            313
   Miscellaneous income, net                                                  194            213
                                                                      -----------    -----------
         Total noninterest income                                             762            526

Noninterest expenses
   Salaries, wages, and benefits                                              745            751
   Professional and legal fees                                                297            469
   Accounts receivable factoring management and broker fees                   913            372
   Other management fees - related party                                      233            267
   Loss on impairment of securities available-for-sale                        325           --
   Other general and administrative                                           573            480
                                                                      -----------    -----------
         Total noninterest expenses                                         3,086          2,339
                                                                      -----------    -----------
            Income (loss) before income taxes and minority interest           755           (144)

Income tax expense (credit)                                                     2             (9)
                                                                      -----------    -----------

   Income (loss) before minority interest                                     753           (135)

Income attributable to minority interest                                       54             17
                                                                      -----------    -----------

   Net income (loss)                                                          699           (152)

Other comprehensive income (loss)
   Unrealized gains (losses) on available-for-sale securities
      arising in period                                                       593           (182)
   Gain on sale of securities included in net income                         (274)          --

   Reclassification adjustment - loss included in
        net income                                                            325           --
                                                                       -----------    -----------
   Net unrealized gains (losses)                                              644           (182)

   Income tax expense on other comprehensive income                            --           --
      Other comprehensive income (loss)                               -----------    -----------
                                                                              644           (182)
                                                                      -----------    -----------
   Comprehensive income (loss)                                        $     1,343    $      (334)
                                                                      ===========    ===========
Net income (loss) per common share, basic and diluted                 $       .16    $      (.03)
Weighted average number of common shares:
    Basic                                                               4,366,866      4,366,866
    Diluted                                                             4,367,792      4,366,866

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                                2003       2002
                                                                ----       ----
Cash flows from operating activities:
Net income (loss) from operations                             $   699    $  (152)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Minority interest                                              54         17
    Depreciation                                                   23         30
    Credit for credit losses                                      (38)       (89)
    Gain on sale of securities available-for-sale                (274)      --
    Loss on impairment of securities available-for-sale           325       --
    Accretion of loan fees, net                                  (103)       (92)
    Amortization of servicing assets                               42         26
    Amortization of other assets                                    6         12
    Loss on disposition of foreclosed assets                       56       --
Changes in operating assets and liabilities:
    Accrued interest receivable                                   (46)      (288)
    Other assets                                                  (52)      (189)
    Interest payable                                              (97)        39
    Other liabilities                                            (540)        26
                                                              -------    -------
        Net cash provided by (used in) operating activities        55       (660)

Cash flows from investing activities:
    Purchase of investment securities held-to-maturity           (100)      --
    Principal payments received on investment securities
       held-to-maturity                                            10          7
    Purchase of investment securities available-for-sale       (2,675)    (1,177)
    Sale of investment securities available-for-sale              858         60
    Principal payments received on investment securities
       available-for-sale                                       2,054        123
    Purchase of premises and equipment                           --           (2)
    Proceeds from sale of foreclosed assets                      --           19
    Loans originated, receivables purchased, and principal
       collections, net                                           855     (7,187)
                                                              -------    -------
       Net cash used in investing activities                    1,002     (8,157)

Cash flows from financing activities:
    Net increase in noninterest bearing deposits                  126        489
    Net increase (decrease) in NOW/MMA deposits                   (90)       451
    Net increase (decrease) in certificates of deposit         (1,439)     6,733
                                                              -------    -------
       Net cash provided by financing activities               (1,403)     7,673

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

At September 30, 2003, the Company had a balance of net  unrealized  gains from available-for-sale  securities  of $387.  The balance at December 31, 2002 was a net  unrealized  loss on  available-for-sale  securities of $257. Net unrealized gains and losses on  available-for-sale  securities  are shown as  "accumulated other comprehensive income (loss)" on the Condensed  Consolidated  Statements of
Financial Condition.  The change in net unrealized losses on  available-for-sale securities  between the two periods  resulted in a $644 increase in  accumulated other comprehensive income.

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

            As of September 30, 2003,  accumulated  other  comprehensive  income
(loss) consisted of the following:

            Balance at December 31, 2002                          $  (257)
            Net change during  the period related
                   to unrealized holding gains
                   on securities available-for-sale
                   arising during the period.                         644
                                                                  -------
            Balance at September 30, 2003                         $   387
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

                                                                  Accounts
                                                                 Receivable                            Consolidated
                                                                  Factoring               Other          Company
                                                                 ----------               -----        ------------

THREE MONTHS ENDED SEPTEMBER 30, 2003:
Statement of Operations Information:
Net interest income after provision (credit) for
  credit losses                                                   $    772                $    361       $  1,133
Noninterest income                                                    --                       128            128
Noninterest expenses                                                   458                     862          1,320
                                                                  --------                --------       --------
Income (loss) before taxes and minority interest                       314                    (373)           (59)
Income tax expense                                                    --                      --             --
Income attributable to minority interest                              --                        20             20
                                                                  --------                --------       --------
Net income (loss)                                                 $    314                $   (393)      $    (79)

Statement of Financial Condition Information (as
of September 30, 2003):
Total assets                                                      $  9,195                $ 16,326       $ 25,521
Net loans and purchased receivables                               $  6,389                $  8,078       $ 14,467
Deposits                                                          $  8,021                $  4,196       $ 12,217

THREE  MONTHS ENDED SEPTEMBER 30, 2002:
Statement of Operations Information:
Net interest income after credit for credit losses                $    406                $    269       $    675
Noninterest income                                                    --                       166            166
Noninterest expenses                                                   251                     437            688
                                                                  --------                --------       --------
Income (loss) before taxes and minority interest                       155                      (2)           153
Income tax expense (credit)                                             79                     (49)            30
Income attributable to minority interest                              --                         7              7
                                                                  --------                --------       --------
Net income                                                        $     76                $     40       $    116

Statement of Financial Condition Information (as
of September 30, 2002):
Total assets                                                      $  5,690                $ 20,609       $ 26,299
Net loans and purchased receivables                               $  5,489                $ 12,486       $ 17,975
Deposits                                                          $  5,622                $  9,365       $ 14,987

                                                                  Accounts
                                                                 Receivable                            Consolidated
                                                                  Factoring               Other          Company
                                                                 ----------               -----        ------------

NINE MONTHS ENDED SEPTEMBER 30, 2003:
Statement of Operations Information:
Net interest income after credit for credit losses                 $2,064                $ 1,015          $3,079
Noninterest income                                                      -                    762             762
Noninterest expenses                                                1,148                  1,938           3,086
                                                                   ------                -------          ------
Income (loss) before taxes and minority interest                      916                   (161)            755
Income tax expense                                                      -                      2               2
Income attributable to minority interest                                -                     54              54
                                                                   ------                -------          -------
Net income (loss)                                                  $  916                $  (217)         $  699

Statement of Financial Condition Information (as
of September 30, 2003):
Total assets                                                       $9,195                $16,326         $25,521
Net loans and purchased receivables                                $6,389                 $8,078         $14,467
Deposits                                                           $8,021                 $4,196         $12,217

NINE MONTHS ENDED SEPTEMBER 30, 2002:
Statement of Operations Information:
Net interest income after credit for credit losses                 $  652                $ 1,017         $ 1,669
Noninterest income                                                      -                    526             526
Noninterest expenses                                                  492                  1,847           2,339
                                                                   ------                -------         -------
Income (loss) before taxes and minority interest                      160                   (304)           (144)
Income tax expense (credit)                                           102                   (111)             (9)
Income attributable to minority interest                                -                     17              17
                                                                   ------                -------         -------
Net income (loss)                                                  $   58                $  (210)        $  (152)

Statement of Financial Condition Information (as
of September 30, 2002):
Total assets                                                       $5,690                $20,609         $26,299
Net loans and purchased receivables                                $5,489                $12,486         $17,975
Deposits                                                           $5,622                 $9,365         $14,987

5.          SUBSEQUENT EVENTS

            WebFinancial  Corporation is announcing  that notices of termination have been issued  with  respect to certain  accounts  receivable  factoring  and service  arrangements,  with the  terminations  to be effective in May 2004, and that another  accounts  receivable  program was terminated in February 2004. The arrangement  regarding  accounts  receivable  factoring that has been terminated effective in May 2004 accounted for substantially all of the revenues and income from the Company's Accounts  Receivable  Factoring  operating segment for fiscal
2002 and 2003.  It is  possible  that this  termination  may not take  effect as provided in the termination notice and the arrangement may continue. However, in the event of  termination,  there can be no  assurance  that the Company will be able to successfully enter into a replacement arrangement or arrangements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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
Stockholders'  equity  increased by  $1,343,000  between  periods as a result of
$699,000 in current year net income and a $644,000 increase in accumulated other comprehensive income.

CHANGES IN RESULTS OF OPERATIONS
THREE MONTHS ENDED  SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED  SEPTEMBER
30, 2002

            Net loss for the three months ended September 30, 2003 was $(79,000)
or $(.02) per share compared to net income of $116,000 or $.03 per share for the same period in 2002, a decrease of $195,000 or $.05 per share.

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

            The   Company's   noninterest   expenses   increased   by  $632,000,
comparatively,  between the two periods.  Salary  expense  increased by $77,000, primarily due to a $57,000 accrual of bonus expense in 2003 versus no accrual in
2002.  The other  major  changes  between  periods  were a $135,000  increase in third-party  management/broker  costs  related  to  increased  activity  in  the
Company's  accounts  receivable   factoring  program  and  a  $325,000  loss  on
impairment of available-for-sale securities.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
2002

            Net income for the nine months ended September 30, 2003 was $699,000 or $.16 per share  compared to a net loss of  $(152,000) or $(.03) per share for the same  period in 2002.  The  comparison  of net  income  for the two  periods represented an increase of $851,000 or $.19 per share.

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

            The   Company's   noninterest   expenses   increased   by  $747,000,
comparatively,  between the two nine month periods.  Salary expense  declined by
$6,000 between periods.  An increase of $164,000 in bonus expense accrual during the first nine months of 2003 versus no accrual in 2002 was offset by the effect of staff  reductions  that took place in 2002.  The Company's  professional  and legal fees decreased by $172,000,  mainly due to approximately $100,000 in costs incurred  in 2002 to  defend  the  Company  against  legal  action  by a  former employee.  Additionally,  collection  costs related to problem  loans  decreased significantly  in 2003.  Occupancy  expense  decreased by $25,000 from period to period,  primarily due to the closing of an office in Washington  D.C. The other
major  changes  between   periods  were  a  $541,000   increase  in  third-party
management/broker  costs related to increased activity in the Company's accounts
receivable   factoring   program   and  a  $325,000   loss  on   impairment   of
available-for-sale securities.

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
TRADING PRICE OF THE COMPANY'S COMMON STOCK MAY BE SUBJECT TO WIDE  FLUCTUATIONS
IN RESPONSE TO  QUARTERLY  VARIATIONS  IN OPERATING  RESULTS AND OTHER  FACTORS,
INCLUDING THOSE  DISCUSSED IN THIS QUARTERLY  REPORT ON FORM 10-QSB AND THE RISK
FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K.

ITEM 3.  CONTROLS AND PROCEDURES

            In the Form 10-QSB for the period  ended  September  30,  2003,  the
Company   reported  the   impairment  on  two  of  its   investment   securities
available-for-sale  as temporary.  The  unrealized  holding losses were excluded from  earnings  and  reported in  accumulated  other  comprehensive  income as a separate component of stockholders' equity. This determination was made based on the  Company's  consideration  of facts and  circumstances,  many of which  were unique, complex and highly judgmental, known to the Company at the time.

            After  careful  reconsideration  of all the  factors  regarding  the impairment of its investment in the two subject securities,  the Company has now determined,  based on additional facts and  circumstances  then available to the
Company,  that the  impairment  as of September  30, 2003,  should be treated as other  than  temporary.  Therefore,  the  Company  is  amending  the  accounting treatment  of those  securities  to show the decline in their market value below cost of $325,000 as a charge to earnings for the periods presented, resulting in a new cost basis for the  securities.  This charge to  earnings,  along with its effect  on all other  related  disclosures,  is  incorporated  in the  financial statements contained in this Form 10-QSB/A.

            In the  future,  the Company  will make every  effort to utilize all information  available to it in  determining  proper  evaluation of its impaired
securities.   Enhancements  will  be  made  to  the  information  gathering  and evaluation  processes  including,  for  example,  circulation  of  documentation regarding impairment determinations to all members of senior management.

            The Company, under the supervision and with the participation of the
Company's management,  including the Company's Chief Executive Officer and Chief
Financial  Officer,  has evaluated the effectiveness of the design and operation of the Company's  "disclosure  controls and procedures," as such term is defined in Rules  13a-15e  and 15d-15e  promulgated  under the  Exchange  Act as of this report.  Based  upon that  evaluation,  the Chief  Executive  Officer  and Chief
Financial  Officer have  concluded  that the Company's  disclosure  controls and procedures  were effective as of the end of the period covered by this report to provide  reasonable  assurance that information  required to be disclosed by the
Company in reports that it files or submits  under the Exchange Act is recorded, processed,  summarized  and reported  within the time  periods  specified in SEC rules and forms.  There have been no changes in  internal  controls  or in other factors that could significantly affect these controls subsequent to the date of their  evaluation,  including any corrective  actions with regard to significant deficiencies and material weaknesses other than those listed above.

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

Date:  March 8, 2003                        WebFinancial Corporation

                                            By: /s/ Warren G. Lichtenstein
                                                ------------------------------
                                                Warren G. Lichtenstein
                                                President and Chief Executive
                                                Officer

                                            By: /s/ Glen M. Kassan
                                                ------------------------------
                                                Glen M. Kassan
                                                Vice President and Chief
                                                Financial Officer