Form 10KSB
period 2003-12-31
WEBFINANCIAL CORP
filed 2004-03-30
CIK 85149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  (Mark One)

      |X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                          Commission File Number 0-631

                            WEBFINANCIAL CORPORATION
                            ------------------------
                 (Name of small business issuer in its charter)

                 Delaware                                        56-2043000
                 --------                                        ----------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

    590 Madison Avenue, 32nd Floor
          New York, New York                                         10022
          ------------------                                         -----
(Address of principal executive offices)                          (Zip Code)

                    Issuer's telephone number: (212) 758-3232

       Securities registered under Section 12(b) of the Exchange Act: None

              Securities registered under Section 12(g) of the Act:

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

                                 Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. |X|

      Issuer's revenues for its most recent fiscal year: $5,813,000

      Based upon the closing price of the registrant's Common Stock, $.001 par value (the "Common Stock") on March 24, 2004, the aggregate market value of the
2,580,119 shares of Common Stock held by non-affiliates of the issuer was
$6,347,093. Solely for the purposes of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

      As of March 29, 2004, 4,366,866 shares of the registrant's Common Stock were issued and outstanding.

                    Documents incorporated by reference: None

    Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                TABLE OF CONTENTS

                                       PART I                           Page No.
                                                                        --------

Item 1.   Description of Business                                          1

Item 2.   Description of Property                                          3

Item 3.   Legal Proceedings                                                3

Item 4.   Submission of Matters to a Vote of Security Holders              3

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters         4

Item 6.   Management's Discussion and Analysis or Plan of Operation        4

Item 7.   Financial Statements                                             9

Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure                                         9

Item 8A.  Controls and Procedures                                          10

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                11

Item 10.  Executive Compensation                                           14

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                  15

Item 12.  Certain Relationships and Related Transactions                   16

Item 13.  Exhibits and Reports on Form 8-K                                 17

Item 14.  Principal Accountant Fees and Services                           17

Signatures

Exhibit Index

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

      WebFinancial Corporation (formerly Rose's Holdings, Inc. and referred to herein as the "Company"), was incorporated in 1997 to act as a holding company for Rose's Stores, Inc., an operator of general merchandise discount stores. On
December 2, 1997, the Company sold all of the outstanding capital stock of Roses
Stores, Inc.

      On August 31, 1998, the Company acquired, through WebFinancial Holdings
Corporation ("WebFinancial Holdings") a wholly-owned subsidiary of the Company,
90% of the outstanding common stock of WebBank, a Utah industrial loan corporation, pursuant to an assignment from Praxis Investment Advisers, LLC
("PIA") of a stock purchase agreement, between PIA and Block Financial
Corporation ("Block"), relating to the purchase by PIA of all of the issued and outstanding shares of common stock of WebBank. Pursuant to the assignment, the
Company paid Block $5,071,000 (including $288,000 of acquisition costs) for the shares of WebBank's common stock.

      On August 31, 1998, the Company formed Praxis Investment Advisers, Inc.
("Praxis") and together with WebFinancial Holdings and Andrew Winokur, the holder of the 10% of Praxis not owned by the Company, entered into a management agreement. The management agreement provided that Praxis could make recommendations to and consult with the management and board of directors of
WebBank about the deployment of WebBank's capital, the development of its business lines, its acquisition of assets and its distributions to its stockholders. During 2000, the Company significantly reduced the level of operations of Praxis and terminated the management agreement.

      On May 26, 1999, the Company formed a wholly owned subsidiary,
WebFinancial Government Lending, Inc., to hold and service U.S. Department of
Agriculture loans. In April 2000, WebFinancial Government Lending transferred the majority of its loan portfolio to WebBank in exchange for 28% of WebBank's common stock. WebFinancial Government Lending has not actively engaged in loan originations since that time.

      The principal executive offices of the Company are located at 590 Madison
Avenue, 32nd Floor, New York, New York 10022. The Company's telephone number is
(212) 758-3232.

BUSINESS

      The Company, through its operating subsidiaries, operates in niche banking markets. WebBank provides commercial and consumer specialty finance transactions. WebBank is authorized by the Federal Deposit Insurance Act to charge interest (including periodic rates, late fees and prepayment fees)
allowed by Utah law on loans made to borrowers who reside in most states of the country. Any inconsistent state law limits are preempted by federal law, except for loans made in states that have opted out of the preemption (i.e., Iowa and
Puerto Rico). WebBank is a small, business oriented institution insured by the
Federal Deposit Insurance Corporation ("FDIC") and examined and regulated by the
FDIC and the State of Utah Department of Financial Institutions.

      Part of the business plan of WebBank represents a non-traditional approach to generating growth within the context of the regulatory standards of safety and soundness. Prudent business goals and protection of WebBank's charter are the key elements of the Company's business strategy for WebBank. Pursuant to this strategy, WebBank has focused on several lines of business as described below:

      o     ACCOUNTS RECEIVABLE FACTORING. At December 31, 2003, accounts receivable factoring constituted WebBank's principal line of business. Factoring is a form of collateral-based commercial lending in which companies sell their receivables to a lender, principally to secure working capital. The receivables are paid directly to the lender. WebBank is engaged in accounts receivable factoring utilizing a sourcing and servicing company. The Company has announced that a notice of termination has been issued with respect to a certain accounts receivable factoring arrangement, with the termination to be effective in May 2004, and that another accounts receivable program was terminated in February 2004. The accounts receivable factoring arrangement that is scheduled to be terminated effective May 2004 generated revenue and income in fiscal 2002 and
            2003 which accounted for (a) substantially all of the revenue and income generated by our accounts receivable factoring operating segment for those years, and (b) a significant part of the income and revenue of the Company for those years. It is possible that the
            May 2004 termination may not take effect as provided in the termination notice and the arrangement may continue. The Company believes that the termination of the two accounts receivable factoring arrangements will have a significant adverse effect on its net income during 2004. In the event of the scheduled May 2004 termination, accounts receivable factoring will no longer be, at that time, WebBank's principal line of business and there can be no assurance that the Company will be able to successfully enter into a replacement arrangement or arrangements. WebBank is currently considering potential options to remain in the accounts receivable factoring business.

      o     PRIVATE LABEL STUDENT LENDING. This is a secondary product line in which WebBank is involved. It is an alternative to federally subsidized student loan programs. A third party sourcing company is engaged to source these loans. WebBank provides funding to the students and sells the loans to the third party shortly after origination of each loan. The third party sourcing company engaged to source private label student loans on behalf of WebBank has given notice to WebBank that it will not renew the arrangement.
            Consequently, this arrangement will terminate at the conclusion of its current term on May 31, 2004. See "Note 20 - Subsequent Events"
            to our Consolidated Financial Statements. This product represented
            2.6% and 3.9% of the Company's revenues in 2003 and 2002,
            respectively.

      o     ELECTIVE MEDICAL AND DENTAL TREATMENT LENDING. This is another secondary product line. It is a form of unsecured consumer lending that allows customers to finance elective surgery or other treatments not covered under traditional health insurance plans. A third party company is engaged to source these loans. WebBank provides funding to the patients and sells the loans to the third party shortly after origination of each loan.

      o     USDA BUSINESS AND INDUSTRY (B&I) LENDING. This is a commercial loan product of which 70% to 90% is guaranteed by the full faith and credit of the Federal government. The loan program is administered by the United States Department of Agriculture to assist businesses located in rural areas (under 50,000 population) to promote industrial modernization and job creation. Originations of new B&I loans were discontinued by WebBank in 2001. However, WebBank continues to service loans in its existing portfolio and for several other investors. If the accounts receivable factoring arrangement is terminated in May 2004 as described above, the collection of the remaining B&I Loans in WebBank's existing portfolio would
            temporarily become WeBank's principal line of business.

      The Company continues to evaluate its different business lines and consider various alternatives to maximize the aggregate value of its businesses and increase stockholder value, including seeking acquisitions and/or merger transactions, as well as product line extensions, additions and/or divestitures.
No firm commitments have been realized and no binding letters of intent have been signed at this time. There can be no assurance that the Company will be able to accomplish any of these alternatives and be profitable.

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

REGULATION

      WebBank is regulated by Federal and state banking agencies including the
FDIC and the State of Utah Department of Financial Institutions. As a result,
WebBank is subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can result in the initiation of certain actions by regulators that, if undertaken, could have a direct material effect on WebBank's and the
Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WebBank must meet specific capital guidelines that involve quantitative measures of WebBank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. WebBank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that, as of December 31,
2003, WebBank met all capital adequacy requirements to which it is subject.

EMPLOYMENT

      As of March 29, 2004, the Company had 5 employees, all of whom were full-time employees. The Company believes that its employee relations are satisfactory. Steel Partners, Ltd., an entity controlled by the Company's
Chairman of the Board and Chief Executive Officer, provides certain management, consulting and advisory services to the Company pursuant to a Management
Agreement. James Henderson, the Company's President and Chief Operating Officer,
provides management, accounting and financial services to WebBank pursuant to an
Employee Allocation Agreement between WebBank and Steel Partners, Ltd. See
"Certain Relationships and Related Transactions."

ITEM 2. DESCRIPTION OF PROPERTY

      The Company occupies office space located at 590 Madison Avenue, 32nd
Floor, New York, New York 10022 pursuant to a Management Agreement with Steel
Partners, Ltd. See "Certain Relationships and Related Transactions." The Company
has the non-exclusive right to use the office space along with Steel Partners,
Ltd. and several other entities.

      On March 20, 2000, WebBank entered into a lease for 4,630 square feet of headquarters office space in Salt Lake City, Utah. The term of the lease runs through March 19, 2005.

      The Company believes that the above facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

      In January 2000, Andrew Winokur, a former executive officer, director and stockholder of Praxis Investment Advisors, Inc. ("Praxis"), one of the Company's
subsidiaries, filed a lawsuit in the Superior Court of the State of California,
County of Napa. The lawsuit alleges that Praxis breached its employment agreement with Mr. Winokur. The lawsuit also asserts claims for interference with contract and unjust enrichment based upon his alleged wrongful termination.
The lawsuit seeks damages of an unspecified amount and compliance by Praxis with the termination pay-out provisions in Mr. Winokur's employment agreement.

      On March 4, 2002, the lawsuit was submitted to binding arbitration. The panel found no breach of contract and no intentional interference with Mr.
Winokur's contractual rights. However, the panel found that Mr. Winokur was entitled to the termination pay-out provision in his employment agreement. Under this provision, Mr. Winokur could potentially be entitled to receive certain compensation based on (i) an investment bank valuation of WebBank, if the
Company accepts such valuation, or (ii) the proceeds of a sale of WebBank, if the Company rejects such valuation. While Mr. Winokur would not be entitled to receive any compensation in the event that the sale does not exceed a predetermined amount as provided in the employment agreement, which amount is defined as the amount of capital invested by the stockholders of Praxis and
WebBank in such companies, plus a cumulative annual rate of return of ten percent as of the date of sale, the Company may be forced to sell WebBank if the sale price exceeds such predetermined amount, even if the Company does not want to sell WebBank. In addition, if the sale price of WebBank exceeds the predetermined amount but is less than the investment bank valuation of WebBank, the Company may be required to sell WebBank at less than its value. The Company does not have any alternative financing plans to make this payment in the event such payment is required.

      At the present time, Mr. Winokur has ceased to participate in the process of valuing WebBank. However, since there may be no time limitation on Mr.
Winokur's claim, the valuation process may proceed in the future and if the
Company is required to make a payment, its business could be harmed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 18, 2003, the Company held its Annual Meeting of Shareholders for the year ended December 31, 2002 whereby the shareholders (a) elected five
(5) directors and (b) ratified the appointment of Grant Thornton LLP as independent accountants of the Company for the fiscal year ended December 31,
2003. The vote on such matters was as follows:

(a)   Election of Directors:

                                                  For              Withheld
                                                  ---              --------
      Warren G. Lichtenstein                   3,417,107            36,441
      Jack L. Howard                           3,414,856            38,692
      Howard Mileaf                            3,416,607            36,941
      Joseph L. Mullen                         3,417,038            36,510
      Mark E. Schwarz                          3,417,107            36,441

(b)   Ratification of Appointment of Independent Accountants:

                For                  Against                  Abstain
                ---                  -------                  -------
             3,421,842               31,000                     706

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is listed on the NASDAQ SmallCap Market under the symbol "WEFN." The table below sets forth the high and low sales prices of the Common Stock for the periods indicated on the NASDAQ SmallCap Market.

                                   Year Ended                  Year Ended
                                December 31, 2003           December 31, 2002
                                High          Low          High           Low
                                ----          ---          ----           ---
1st Quarter                    $ 2.70       $ 1.73        $ 2.67         $ 2.05
2nd Quarter                    $ 2.63       $ 1.70        $ 2.40         $ 1.30
3rd Quarter                    $ 2.85       $ 2.00        $ 2.28         $ 1.31
4th Quarter                    $ 2.70       $ 2.10        $ 2.71         $ 1.56

      As of March 9, 2004, there were 463 holders of record of the Company's
Common Stock.

      The Company paid no cash dividends on its Common Stock during the last two fiscal years. The Company intends to retain any future earnings for working capital needs and to finance potential future acquisitions and presently does not intend to pay cash dividends on its Common Stock for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002.

      At December 31, 2003, accounts receivable factoring constituted WebBank's principal line of business. WebBank is engaged in accounts receivable factoring utilizing a sourcing and servicing company. We have announced that a notice of termination has been issued with respect to a certain accounts receivable factoring arrangement, with the termination to be effective in May 2004, and that another accounts receivable program was terminated in February 2004. The accounts receivable factoring arrangement that is scheduled to be terminated effective May 2004 generated revenue and income in fiscal 2002 and 2003 which accounted for (a) substantially all of the revenue and income generated by our accounts receivable factoring operating segment for those years, and (b) a significant part of the income and revenue of the Company for those years. It is possible that the May 2004 termination may not take effect as provided in the termination notice and the arrangement may continue. We believe that the termination of the two accounts receivable factoring arrangements will have a significant adverse effect on our net income during 2004. We expect that if the
May 2004 termination becomes effective during the second quarter of 2004,
WebBank will (a) not generate any gain or loss from the May 2004 termination as the sourcing and servicing company has elected to purchase the portfolio of accounts receivable at WebBank's net book value, and (b) generate approximately
$5.9 million of cash as a result of the sale of the portfolio. It is also anticipated that the cash generated by the subject termination will be used to retire Certificates of Deposit as they mature.

      Net income was $2,109,000, or $.48 per common share, for the year ended
December 31, 2003, compared to net income of $459,000, or $.11 per common share, for the year ended December 31, 2002. A summary of comparative changes in the major components of net income between the two years is provided below.

      INTEREST INCOME. Interest income increased by $1,543,000, or 57%, from
2002 to 2003. This increase was primarily due to a $1,771,000, or 124%, increase in interest and fees from purchased factoring receivables. Interest and fee income on the loan portfolio decreased by $220,000, or 20%.

      The majority of the increase in interest income occurred at WebBank. In
January 2002, WebBank began a new accounts receivable factoring program (the
"Factoring Program"). The Factoring Program resulted in an average balance of outstanding purchased factoring receivables of $2,976,000 with an average yield of 45.2% and interest income of $1,345,000 during 2002. Later in 2002, the
Company also began purchasing participations in factoring accounts receivable, generating interest income of $84,000 for the year. In 2003, the average balance of outstanding purchased factoring receivables from the Factoring Program was
$6,221,000 with an average yield of 49.7% and interest income of $2,984,000. The
Company continued to purchase participations in factoring accounts receivable during 2003, generating interest income of $216,000 for the year. As discussed above, the factoring program included two factoring agreements that have been terminated.

      The decrease in interest and fees on the loan portfolio was due to a decrease  in  average  balances of loans at WebBank from $10,378,000 in 2002 to
$8,034,000 in 2003. WebBank discontinued originations of commercial loans in
2001.

      INTEREST EXPENSE. Interest expense remained approximately the same from
2002 to 2003. All of the Company's interest expense was incurred by WebBank during both years. Although WebBank's average deposits increased from
$12,501,000 in 2002 to $13,333,000 in 2003, the average interest rate paid on those deposits decreased from 2.70% to 2.50%.

      PROVISION FOR CREDIT LOSSES. The credit loss provision increased from a credit of $(60,000) in 2002 to a provision of $394,000 in 2003. The primary reason for the increase was a higher level of charge offs in the Factoring
Program. During 2003, a total of $600,000 of factored receivables were charged off versus $0 in 2002. The increased provision for credit losses was required to restore the allowance for credit losses to an adequate level following the charge offs in 2003. Additionally, amortization and pay downs of commercial loans reduced the amount needed to replenish the allowance for credit losses in
2003 and created a $60,000 credit loss credit in 2002.

      NONINTEREST INCOME. Noninterest income increased from $1,161,000 in 2002 to $1,580,000 in 2003, a change of $419,000, or 36%. Most of the increase was due to gains on sale of equity securities by the Company. In 2003, a gain on securities of $891,000 at WebFinancial Corporation was partially offset by a loss on sale of other assets of $80,000 at WebBank. In 2002, a gain on sale of securities at WebFinancial Corporation of $318,000 was supplemented by a gain on sale of other assets of $90,000 at WebBank.

      Miscellaneous income decreased from $441,000 in 2002 to $275,000 in 2003.
The primary difference between years was a $112,000 recovery in 2002 of a security written off in a prior year.

      NONINTEREST EXPENSES. Noninterest expense increased from $3,096,000 in
2002 to $3,623,000 in 2003, a change of $527,000, or 17%. The primary reasons for the increase were a $334,000 loss on impairment of securities available-for-sale in 2003 and a $268,000 increase between years in management and broker fees incurred in the Factoring Program.

      INCOME TAXES. Income tax benefits of $(756,000) and $(10,000) were recorded in 2003 and 2002, respectively. During 2003, the Company reduced its valuation reserve for a deferred tax asset by $1,302,000 resulting in a deferred tax benefit of $(757,000) offset by a current tax provision of $1,000. In 2002, the Company recorded a current tax benefit of $(10,000).

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2003 and December 31, 2002, the Company's cash and cash equivalents totaled $7,245,000 and $6,546,000, respectively. The cash balances at December 31, 2003 and December 31, 2002 included liquidity to fund expected growth in purchased receivables. However, notices of termination have been given with respect to two agreements included in the factoring program and, based on the terms of the factoring agreements, the other parties to the factoring agreements have the right to purchase the Company's current portfolio of purchased receivables. One party purchased approximately $500,000 of the factoring portfolio in February 2004. The Company used the proceeds to reduce outstanding certificates of deposit. If the remainder of the receivables are purchased, the Company also intends to use those funds to reduce the outstanding certificates of deposit as they mature. Funding for WebBank is obtained primarily from certificates of deposit obtained through brokers and from a
$500,000 unsecured line of credit with a local correspondent bank. Management believes that the Company's current cash and cash equivalent balances, expected operating cash inflows, and WebBank borrowing sources are adequate to meet the
Company's liquidity needs through at least the next 12 months.

      The Company recently filed a registration statement with the Securities and Exchange Commission in order to offer shares of common stock to holders of subscription rights who choose to exercise those rights. Only holders of record of Company common stock as of March 19, 2004 will be eligible to participate in the rights offering. The purpose of this offering is to raise up to $10,000,000 to be used for additional working capital for the Company's business and general corporate purposes.

      The Company and Steel Partners, Ltd., an entity controlled by the
Company's Chairman, devote significant time to exploration of potential acquisition and other business opportunities. There can be no assurance that the
Company will be able to acquire an additional business, or that such business will be profitable. In order to finance an acquisition, the Company may be required to incur or assume indebtedness or issue securities.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company is a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans or through letters of credit.

Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend to a customer, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policy in making commitments and conditional obligations as they do for on-balance sheet instruments. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the borrower. At December 31, 2003 and
2002, the Company had no undisbursed commercial loan commitments or consumer credit card loan commitments. For the same periods, the Company's undisbursed accounts receivable factoring commitments totaled approximately $8,138,000 and
$6,382,000, respectively. Notices of termination have been issued with respect to certain accounts receivable factoring and service arrangements. See "Risk
Factors - Our business could be harmed if a certain accounts receivable factoring and servicing arrangement terminates" and "Note 20 - Subsequent
Events" to our Consolidated Financial Statements.

CRITICAL ACCOUNTING ISSUES

ALLOWANCE FOR CREDIT LOSSES

      Management utilizes a comprehensive loan grading system to determine risk potential in its loan portfolio. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. See Notes 1, 3 and 4 of the Notes to Consolidated Financial
Statements for a description of the methodology used by the Company to determine the required allowance for credit losses, a discussion of risks associated with the process, and additional information regarding the allowance and associated provision.

EQUITY SECURITIES AVAILABLE FOR SALE

      The Company, both directly and through its WebBank subsidiary, has investments in equity securities. Available-for-sale securities are recorded at fair value. Unrealized holding gains or losses on available-for-sale securities are excluded from earnings and reported, until realized, in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.
Determination of whether a decline in market value is other than temporary may be subjective because it requires significant estimates of the projected financial condition of the issuer, of the industry in which the issuer operates, and of local, regional, and national economies. See Notes 1 and 2 of the Notes to Consolidated Financial Statements for a description of the methodology used by the Company to determine the cost and fair value of equity securities available for sale.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 with no material impact on its financial condition or results of operations for the year ended December 31, 2003.

      The Bank adopted Emerging Issues Task Force (EITF) 03-1, "The Meaning of
Other than Temporary Impairment and Its Application to Certain Investments," as
of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, "Accounting for Certain Investments in Debt and Equity
Securities," that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosure requires a table of securities which have unrealized losses as of the reporting date, distinguished between securities which have been in a continuous unrealized loss position for 12 months or more and less than 12 months. The table is to include aggregate unrealized losses and fair value of securities whose fair value are below book value as of the reporting date. Additional information, in narrative form, is required that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that the investor considered in reaching the conclusion that the impairments are not other than temporary. At December 31, 2003, the Company did not have any unrealized losses on investment securities.

                           FORWARD-LOOKING STATEMENTS

THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, COULD CAUSE ACTUAL RESULTS TO
DIFFER MATERIALLY FROM THOSE INDICATED BY FORWARD-LOOKING STATEMENTS MADE IN
THIS ANNUAL REPORT ON FORM 10-KSB AND PRESENTED ELSEWHERE BY MANAGEMENT. ALL
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
FUTURE OPERATING RESULTS MAY VARY SIGNIFICANTLY. INVESTORS SHOULD NOT USE
HISTORICAL TRENDS TO ANTICIPATE FUTURE RESULTS AND SHOULD BE AWARE THAT THE
TRADING PRICE OF THE COMPANY'S COMMON STOCK MAY BE SUBJECT TO WIDE FLUCTUATIONS
IN RESPONSE TO QUARTERLY VARIATIONS IN OPERATING RESULTS AND OTHER FACTORS,
INCLUDING THOSE DISCUSSED BELOW.

RISK FACTORS

      The following paragraphs discuss certain factors that may affect the
Company's financial condition and operations and should be considered in evaluating us. For the purposes of the following paragraphs, unless the context otherwise requires, the terms "we," "us" and "our" refer to WebFinancial
Corporation.

CHANGES IN INTEREST RATES COULD HAVE A NEGATIVE EFFECT ON OUR OPERATING RESULTS.

      Our earnings depend substantially on "rate differentials," which are the differences between the rates we earn on loans, securities and other earning assets, and the interest rates we pay on deposits and other borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Changes in interest rates impact the level of loans, deposits and investments, the credit profile of existing loans, the rates received on loans and securities and the rates paid on deposits and borrowings.
Significant fluctuations in interest rates may adversely affect our financial condition and results of operations.

SIGNIFICANT NEW LAWS OR CHANGES IN EXISTING LAWS OR MONETARY POLICY AFFECTING
THE BANKING INDUSTRY COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR RESULTS OF
OPERATIONS.

      Our banking subsidiary, WebBank, is subject to extensive government regulation and supervision under various state and federal laws, rules and regulations, primarily under the rules and regulations of the FDIC and the State of Utah Department of Financial Institutions. These laws and regulations are designed primarily to protect depositors, borrowers, and the Bank Insurance Fund of the FDIC. WebBank's regulators maintain significant authority to impose requirements on WebBank's operations, such as limiting its activities or mandating that it hold increased capital. For example, WebBank's regulators recently required WebBank to obtain the prior non-objection of the FDIC and Utah
Department of Financial Institutions before developing new lines of activity or expanding existing lines of activity, as well as before making changes to its board of directors or senior executive officers. Objections to WebBank's lines of business, enactment of significant new laws, changes in existing laws or repeals of existing laws may cause WebBank's results to change materially. In addition, federal monetary policy, particularly as implemented through the
Federal Reserve System, such as changes in interest rates, could affect
WebBank's financial condition. Changes in interest rates can affect the number of loans WebBank originates, as well as the value of its loans and other interest-earning assets and the ability to realize gains on the sale of those assets and liabilities. Prevailing interest rates also affect the extent to which borrowers prepay loans owned by WebBank. When interest rates increase, borrowers are less likely to prepay their loans, and vice versa. WebBank may be required to invest funds generated by prepayments at less favorable interest rates. Increases in interest rates could hurt the ability of borrowers who have loans with floating interest rates to meet their increased payment obligations.
If those borrowers were not able to make their payments, then WebBank could suffer losses, and its level of performing assets would decline.

OUR BUSINESS COULD BE HARMED IF A CERTAIN ACCOUNTS RECEIVABLE FACTORING AND
SERVICING ARRANGEMENT TERMINATES.

      At December 31, 2003, accounts receivable factoring constituted WebBank's principal line of business. We have announced that a notice of termination has been issued with respect to a certain accounts receivable factoring arrangement, with the termination to be effective in May 2004, and that another accounts receivable program was terminated in February 2004. The accounts receivable factoring arrangement that is scheduled to be terminated effective May 2004 generated revenue and income in fiscal 2002 and 2003 which accounted for (a)
substantially all of the revenue and income generated by our accounts receivable factoring operating segment for those years, and (b) a significant part of the income and revenue of the Company for those years. It is possible that the May
2004 termination may not take effect as provided in the termination notice and the arrangement may continue. However, in the event of termination, there can be no assurance that we will be able to successfully enter into a replacement arrangement or arrangements. We believe that the termination of the two accounts receivable factoring arrangements will have a significant adverse effect on our net income during 2004.

WE FACE SUBSTANTIAL COMPETITION IN OUR INDUSTRY SECTOR FROM BANKING AND
FINANCIAL INSTITUTIONS THAT HAVE LARGER AND GREATER FINANCIAL AND MARKETING
CAPABILITIES, WHICH MAY HINDER OUR ABILITY TO COMPETE SUCCESSFULLY.

      The banking and financial services businesses in our lines of business are highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete with many different banking and financial institutions, including:

      o     commercial and savings banks and savings and loan associations;
      o     credit unions;
      o     finance companies;
      o     brokerage and investment banking firms; and
      o     asset-based non-bank lenders.

      These entities may be branches or subsidiaries of much larger organizations affiliated with statewide, regional or national banking companies, and as a result may have greater resources and lower cost of funds. There can be no assurance that we will be able to compete effectively in the future.

WE COULD SUSTAIN LOSSES IF WE INCORRECTLY ASSESS THE CREDITWORTHINESS OF
BORROWERS, GUARANTORS OR RELATED PARTIES.

      Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. We could sustain losses if our borrowers, guarantors or related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could hurt our business and financial condition.

WE ARE SUBJECT TO CREDIT AND INTEREST RATE RISK IN EXCESS OF AN AMOUNT
RECOGNIZED ON OUR BALANCE SHEET.

      We are a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans or through letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend to a customer, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policy in making commitments and conditional obligations as we do for on-balance sheet instruments. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the borrower. At December 31, 2003 and 2002, we had no undisbursed commercial loan commitments or consumer credit card loan commitments. For the same periods, our undisbursed accounts receivable factoring commitments totaled approximately
$8,138,000 and $6,382,000, respectively.

WE MAY EXPAND INTO NEW NON-BANKING ACTIVITIES, WHICH WOULD EXPOSE US TO RISKS
ASSOCIATED WITH NEW BUSINESSES.

      We continue to consider new business opportunities, both bank-related and otherwise. We believe that an acquisition can help create value for shareholders through increased growth, as well as the utilization of our net operating losses. Accordingly, we may expand our operations into new non-banking activities in the future. Although we have experience in providing bank-related services, this expertise may not assist us in expansion into non-banking activities. As a result, we may be exposed to risks associated with new businesses, such as (1) a lack of market and product knowledge or awareness of other industry related matters and (2) an inability to attract and retain qualified employees with experience in these non-banking activities.

OUR BUSINESS COULD BE HARMED IF THERE IS A NON-FAVORABLE RESOLUTION TO THE LEGAL
PROCEEDING COMMENCED AGAINST US BY ANDREW WINOKUR.

      In January 2000, Andrew Winokur, a former executive officer, director and stockholder of Praxis Investment Advisors, Inc., one of our subsidiaries, filed a lawsuit in the Superior Court of the State of California, County of Napa. The
lawsuit alleges that Praxis breached its employment agreement with Mr. Winokur.
The lawsuit also asserts claims for interference with contract and unjust enrichment based upon his alleged wrongful termination. The lawsuit seeks damages of an unspecified amount and compliance by Praxis with the termination pay-out provisions in Mr. Winokur's employment agreement.

      On March 4, 2002, the lawsuit was submitted to binding arbitration. The panel found no breach of contract and no intentional interference with Mr.
Winokur's contractual rights. However, the panel found that Mr. Winokur was entitled to the termination pay-out provision in his employment agreement. Under this provision, Mr. Winokur could potentially be entitled to receive certain compensation based on (i) an investment bank valuation of WebBank, if we accept such valuation, or (ii) the proceeds of a sale of WebBank, if we reject such valuation. While Mr. Winokur would not be entitled to receive any compensation in the event that the sale does not exceed a predetermined amount as provided in the employment agreement, which amount is defined as the amount of capital invested by the stockholders of Praxis and WebBank in such companies, plus a cumulative annual rate of return of ten percent as of the date of sale, we may be forced to sell WebBank if the sale price exceeds such predetermined amount, even if we do not want to sell WebBank. In addition, if the sale price of
WebBank exceeds the predetermined amount but is less than the investment bank valuation of WebBank, we may be required to sell WebBank at less than its value.
We do not have any alternative financing plans to make this payment in the event such payment is required.

      At the present time, Mr. Winokur has ceased to participate in the process of valuing WebBank. However, since there may be no time limitation on Mr.
Winokur's claim, the valuation process may proceed in the future and if we are required to make a payment, our business could be harmed.

ITEM 7. FINANCIAL STATEMENTS

      See the Company's Consolidated Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, such as this Form 10-KSB, is reported in accordance with the Securities and Exchange Commission's rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive
Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

      As of the end of the period covered by this Form 10-KSB, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Securities Exchange Act
Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief
Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company's periodic SEC filings. There were no significant changes in the
Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

      Certifications of the Chief Executive Officer and Chief Financial Officer
regarding, among other items, disclosure controls and procedures are included as exhibits to this Form 10-KSB.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

      The following sets forth the name, present principal occupation, employment and material occupations, positions, offices and employments for the past five years and ages as of March 29, 2004, for the directors of the Company.
Members of the Board of Directors are elected at the annual meetings of stockholders and serve until their respective successors shall have been duly elected and qualified.

NAME AND AGE                    OCCUPATION AND OTHER DIRECTORSHIPS
------------                    ----------------------------------

Warren G. Lichtenstein (38)     Mr. Lichtenstein has served as a director of the
(term expires 2004)             Company since 1996 and as Chairman and Chief
                                Executive Officer of the Company since December
                                1997. He also served as President of the Company
                                from December 1997 through December 2003. Mr.
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
                                January 2002. He has served as the Chairman of
                                the Board and Chief Executive Officer of SL
                                since February 2002. Mr. Lichtenstein has served
                                as a Director and the President and Chief
                                Executive Officer of Steel Partners, Ltd. ("New
                                Ltd."), a management and advisory company that
                                provides management services to Steel and other
                                affiliates of Steel, since June 1999 and as its
                                Secretary and Treasurer from May 2001 to
                                December 2003. Mr. Lichtenstein served as
                                President of an entity previously known as Steel
                                Partners Services, Ltd. ("SPS"), a management
                                and advisory company, from October 1999 through
                                March 2002. SPS provided management services to
                                Steel and other affiliates of Steel until March
                                2002, when New Ltd. acquired the rights to
                                provide certain management services from SPS. He
                                has also served as Chairman of the Board of
                                Directors of Caribbean Fertilizer Group Ltd.
                                ("Caribbean Fertilizer"), a private company
                                engaged in the production of agricultural
                                products in Puerto Rico and Jamaica, since June
                                2000. Mr. Lichtenstein is also a director of the
                                following other publicly held companies: Layne
                                Christensen Company, a provider of products and
                                services for the water, mineral, construction
                                and energy markets, and United Industrial
                                Corporation ("UIC"), a designer and producer of
                                defense, training, transportation and energy
                                systems. He also serves as Chairman of the Board
                                of UIC.

Jack L. Howard (42)             Mr. Howard has served as a director of the
(term expires 2004)             Company since 1996 and Vice President since
                                December 1997. From December 1997 to May 2000,
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

Joseph L. Mullen (57)           Mr. Mullen has served as a director of the
(term expires 2004)             Company since 1995. Since January 1994, Mr.
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
                                Poland, and Camelot Music.

Mark E. Schwarz (43)            Mr. Schwarz has served as a director of the
(term expires 2004)             Company since July 2001. He has served as the
                                general partner, directly or through entities
                                which he controls, of Newcastle Partners, L.P.,
                                a private investment firm, since 1993. Mr.
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
                                Schwarz currently serves as a director of the
                                following companies: SL; Nashua Corporation, a
                                specialty paper, label, and printing supplies
                                manufacturer; Bell Industries, Inc., a provider
                                of computer systems and services; and Pizza Inn,
                                Inc., a franchisor and operator of pizza
                                restaurants. Mr. Schwarz has served as a
                                director and Chief Executive Officer and
                                President of Geoworks Corporation, an entity
                                with no significant business operations, since
                                May 2003. Mr. Schwarz has also served as
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
                                electronics manufacturer.

Howard Mileaf (67)              Mr. Mileaf has served as a director of the
(term expires 2004)             Company since December 2002. He has been a
                                director of Neuberger Berman Mutual Funds since
                                1985. Mr. Mileaf has served as a director of WHX
                                Corporation ("WHX"), a NYSE listed holding
                                company, since August 2002. From May 1993 to
                                December 2001, Mr. Mileaf served as Vice
                                President and General Counsel of WHX.

EXECUTIVE OFFICERS

      The following sets forth the name, present principal occupation, employment and material occupations, positions, offices and employments for the past five years and ages as of March 29, 2004, for the executive officers of the
Company, who are not also directors of the Company.

NAME AND AGE                    OCCUPATION AND OTHER DIRECTORSHIPS
------------                    ----------------------------------

Glen M. Kassan (60)             Mr. Kassan has served as Vice President, Chief
                                Financial Officer and Secretary of the Company
                                since June 2000. He has served as Executive Vice
                                President of New Ltd. since March 2002. Mr.
                                Kassan served as Executive Vice President of SPS
                                from June 2001 through March 2002 and Vice
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
                                Kassan served as Chairman and Chief Executive
                                Officer of Long Term Care Services, Inc., a
                                privately owned healthcare services company
                                which Mr. Kassan co-founded in 1994 and
                                initially served as Vice Chairman and Chief
                                Financial Officer. Mr. Kassan is currently a
                                director of UIC. .

James R. Henderson (46)         Mr. Henderson has served as President and Chief
                                Operating Officer of the Company since December
                                2003, and was the Vice President of Operations
                                of the Company from September 2000 through
                                December 2003. He has also served as a director
                                of the WebBank subsidiary since March 2002 and a
                                director and Chief Operating Officer of
                                WebFinancial Holdings since January 2000. Mr.
                                Henderson has served as a Vice President of New
                                Ltd. since March 2002. Mr. Henderson served as a
                                Vice President of SPS from August 1999 through
                                March 2002. He has also served as President of
                                Gateway since December 2001. Mr. Henderson
                                served as a director and acting Chief Executive
                                Officer of ECC International Corp., a
                                manufacturer and marketer of computer controlled
                                simulators for training personnel to perform
                                maintenance and operator procedures on military
                                weapons, from December 1999 and July 2002,
                                respectively, until September 2003. He has
                                served as a director of SL since January 2002.
                                He has also served as a director of Del Global
                                Technologies Corp., a designer and manufacturer
                                of medical imaging and diagnostic systems, since
                                November 2003. From January 2001 to August 2001,
                                Mr. Henderson served as President of MDM
                                Technologies, Inc., a direct mail and marketing
                                company that was principally controlled by the
                                Company's Chief Executive Officer and Chairman.
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

AUDIT COMMITTEE FINANCIAL EXPERT

      The Board of Directors has an established audit committee comprised of
Howard Mileaf, Joseph L. Mullen, and Mark E. Schwarz. The Board has determined that Howard Mileaf has the requisite education, background and experience to be considered an audit committee "financial expert" as that term is defined by the
Securities and Exchange Commission and is "independent" as the term is used in
Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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
Officers, directors and greater-than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2003, there was compliance with all Section 16(a) filing requirements applicable to officers, directors, and greater-than 10% stockholders.

CODE OF CONDUCT AND ETHICS

      The Company has adopted a Code of Conduct and Ethics that applies to the
Company's principal executive officer, principal financial officer, and other persons performing similar functions. A copy of the Code of Conduct and Ethics has been filed as an exhibit to this Annual Report.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

      The following table sets forth information concerning the compensation paid by the Company during the fiscal years ended December 31, 2003, 2002 and
2001 to the Company's Chief Executive Officer. No other executive officer of the
Company received annual compensation in excess of $100,000 during the fiscal year ended December 31, 2003.

                                                                                        LONG-TERM
                                                   ANNUAL COMPENSATION                 COMPENSATION
                                                                                        SECURITIES            ALL OTHER
                                         Fiscal                                         UNDERLYING          COMPENSATION
                                          Year           SALARY          BONUS($)       OPTIONS(#)             ($)(1)
                                          ----           ------          --------       ----------             ------

Warren Lichtenstein, Chairman and          2003            --              --               --                310,000
Chief Executive Officer
                                           2002            --              --               --                310,000
                                           2001            --              --               --                310,000

----------
(1)   Represents aggregate management fees earned by New Ltd. (for 2003 and for a portion of 2002) and SPS (for a portion of 2002), entities controlled by
      Warren Lichtenstein, from the Company. For information relating to the management functions performed by such entities, see "Certain
      Relationships and Related Transactions."

STOCK OPTIONS

      None of the Company's executive officers were granted any options during the fiscal year ended December 31, 2003, nor did Mr. Lichtenstein hold any stock options as of December 31, 2003.

EMPLOYMENT AGREEMENTS

      The Company currently has no employment agreements, compensatory plans, or arrangements with any executive officer.

DIRECTOR COMPENSATION

      The Board of Directors has authorized the payment to each of the Company's non-employee directors a retainer fee of $3,000 per quarter in cash for his services as a director during 2003 and meeting fees of $1,000 per meeting of the
Board and $500 per meeting of a committee of the Board ($375 to the extent such committee meeting is held on the same day as a Board meeting) during 2003 pursuant to the terms of the Long Term Stock Incentive Plan (the "Plan").
Pursuant to Plan, the three non-employee directors entitled to such fees elected to receive their fees in stock options in lieu of cash, with exercise prices based on the market price of the Common Stock on the date of grant. Officers, who are directors, do not receive annual or per meeting compensation. Howard
Mileaf, as chairman of the audit committee, receives chairmanship fees of $2,500 per quarter. During 2003, the Company's non-employee directors were also paid
$10,000 each for their review of the registration statement prepared by the
Company in connection with its subscription rights offering.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

      The following table sets forth information as of March 9, 2004 regarding the beneficial ownership of the Common Stock by each person known by the Company to own beneficially more than 5% of the Common Stock, by each director of the
Company, the Chief Executive Officer, and by all directors and executive officers as a group.

                                           Amount and
                                           Nature of
                                           Beneficial
Name and Address                          Ownership (1)      Percentage of Class
----------------                          -------------      -------------------

Warren G. Lichtenstein                    1,739,845  (2)            39.8%
c/o Steel Partners II, L.P.
590 Madison Avenue, 32nd Floor
New York, New York  10022

Steel Partners II, L.P.                   1,737,345                 39.8%
590 Madison Avenue, 32nd Floor
New York, New York  10022

Jack L. Howard                               42,617  (3)              *
c/o Mutual Securities, Inc.
590 Madison Avenue, 32nd Floor
New York, New York 10022

Joseph L. Mullen                             15,962  (4)              *
c/o LiMoran International, Inc.
611 Broadway, Suite 722
New York, New York  10012

Mark E. Schwarz                              10,344  (5)              *
c/o Newcastle Capital Management, L.P.
300 Crescent Court, Suite 1110
Dallas, Texas 75201

Howard Mileaf                                   955  (6)              *
64 Brookdale Court
Highland Park, New Jersey  08904

All directors and executive officers      1,859,723  (7)            41.9%
as a group (seven persons)

----------
*Less than 1%

(1)   A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days after March 9, 2004 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and that are currently exercisable (i.e., that are exercisable within 60 days after March 9, 2004) have been exercised. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

(2)   Consists of (i) 2,500 shares of common stock owned directly by Mr.
      Lichtenstein; and (ii) 1,737,345 shares of common stock owned by Steel
      Partners II, L.P., which is also separately listed in the security ownership table. As the sole managing member of the general partner of
      Steel, Mr. Lichtenstein has sole voting and investment power over the
      1,737,345 shares owned by Steel. Mr. Lichtenstein disclaims beneficial ownership of the shares of common stock owned by Steel except to the extent of his pecuniary interest therein.

(3)   Consists of (i) 36,417 shares of common stock owned directly by Mr.
      Howard; (ii) 3,000 shares of common stock owned by Mr. Howard in joint tenancy with his spouse; and (iii) 3,200 shares of common stock owned by
      JL Howard, Inc., a California corporation controlled by Mr. Howard. Mr.
      Howard and his spouse have shared voting and investment power over the
      3,000 shares owned in joint tenancy and the 3,200 shares owned by JL
      Howard, Inc.

(4)   Consists of (i) 4,285 shares of common stock; and (ii) 11,677 shares of common stock issuable upon the exercise of options within 60 days of March
      9, 2004 granted to Mr. Mullen.

(5)   Consists of 10,344 shares of common stock issuable upon the exercise of options within 60 days of March 9, 2004 granted to Mr. Schwarz.

(6)   Consists of 955 shares of common stock issuable upon the exercise of options within 60 days of March 9, 2004 granted to Mr. Mileaf.

(7)   Consists of the shares and options held by the directors and executive officers named in this security ownership table and 50,000 shares of common stock issuable upon the exercise of options within 60 days of March
      9, 2004 held by executive officers who are not specifically named in this security ownership table.

Equity Compensation Plan Information

                                                                                     Number of securities
                                                                                    remaining available for
                                                                                     future issuance under
                                                                                      equity compensation
                              Number of securities to       Weighted-average           plans (excluding
                              be issued upon exercise       exercise price of       securities reflected in
                              of outstanding options       outstanding options             column (a))
      Plan Category                     (a)                        (b)                        (c)
      -------------                     ---                        ---                        ---

Equity compensation plans             92,976                      $4.48                     902,774
approved by security
holders (1)

Equity compensation plans                0                        $0.00                        0
not approved by security
holders

Total                                 92,976                      $4.48                     902,774

(1)   Consists of the Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to a management agreement (the "Management Agreement"), approved by a majority of the Company's disinterested directors, between the Company and
SPS (and subsequently assigned to New Ltd.). New Ltd. provides the Company with office space and certain management, consulting and advisory services. The
Management Agreement is automatically renewable on an annual basis unless terminated by either party, for any reason, upon at least 60 days written notice prior to the end of the year and may be terminated by either party upon 30 days prior written notice to the other party. The Management Agreement also provides that the Company shall indemnify, save and hold SPS harmless from and against any obligation, liability, cost or damage resulting from SPS's actions under the terms of the Management Agreement, except to the extent occasioned by gross negligence or willful misconduct of SPS's officers, directors or employees.

      Pursuant to an employee allocation agreement (the "Employee Allocation
Agreement") between WebBank and SPS (and subsequently assigned to New Ltd.), Jim
Henderson, an employee of New Ltd. and executive officer of the Company, performs services in the area of management, accounting and finances and such other services as are reasonably requested by WebBank. The Employee Allocation
Agreement will continue in force until terminated by either of the parties upon
30 days written notice.

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
charges WebBank $100,000 per annum. The fees payable by WebBank are included in the fees payable by the Company under the Management Agreement. The Company believes that the cost of obtaining the type and quality of services rendered by
New Ltd. under the Management Agreement and Employee Allocation Agreement is no
less favorable than the cost at which the Company and WebBank, respectively could obtain from unaffiliated entities.

      During the fiscal year ended December 31, 2003, New Ltd. billed fees with respect to fiscal 2003 of $310,000 to the Company for services rendered under the Management Agreement. Included in these fees was $100,000 paid by WebBank for services rendered under the Employee Allocation Agreement. During the fiscal year ended December 31, 2002, New Ltd. and SPS billed fees with respect to fiscal 2002 of $232,000 and $77,500 respectively to the Company for services rendered under the Management Agreement. Included in these fees were $100,000 paid by WebBank for services rendered under the Employee Allocation Agreement.

      Pursuant to a sourcing and servicing agreement (the "Rockland Agreement")
between WebBank and Rockland Credit Finance LLC ("Rockland"), Rockland performs both sourcing and servicing functions on behalf of WebBank related to WebBank's accounts receivable factoring program. During 2003, Rockland was paid $255,000 in cash management fees and earned $1,019,000 in total management fees under the terms of the Rockland Agreement. During 2002, Rockland was paid $56,000 in cash management fees and earned $571,000 in total management fees under the terms of the Rockland Agreement. Management fees are paid quarterly and accrued monthly by WebBank. A notice of termination has been issued with respect to the Rockland accounts receivable factoring and service arrangement. See "Risk Factors - Our business could be harmed if a certain accounts receivable factoring and servicing arrangement terminates" and "Note 20 - Subsequent Events" to the
Company's Consolidated Financial Statements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

      See Exhibit Index immediately following the signature page.

(b)   REPORTS ON FORM 8-K FILED DURING THE FOURTH QUARTER OF THE PERIOD COVERED
      BY THIS REPORT:

      None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

      The aggregate fees billed for each of the last two fiscal years of 2003 and 2002 for professional services rendered by Grant Thornton LLP for the audit of the annual financial statements of the Company and its subsidiary WebBank and the review of the financial statements included in the Company's Forms 10-QSB for such fiscal years were approximately $140,000 and $66,000, respectively.

AUDIT-RELATED FEES:

      The aggregate fees billed for each of the last two fiscal years of 2003 and 2002 for assurance and related services rendered by Grant Thornton LLP were approximately $0 and $2,700, respectively. The services rendered in 2002 involved review of internal control procedures.

TAX FEES:

      The aggregate fees billed for each of the last two fiscal years of 2003 and 2002 for professional services rendered by Grant Thornton LLP for tax compliance, tax advice and tax planning for the Company and its subsidiary
WebBank were approximately $9,000 and $7,400, respectively.

ALL OTHER FEES:

      No fees were billed for each of the last two fiscal years of 2003 and 2002 for products and services of Grant Thornton LLP, other than the services reported above.

      The Audit Committee approves in advance any and all audit services, including audit engagement fees and terms, and non-audit services provided to the Company by its independent auditors (subject to the de minimus exception for non-audit services contained in Section 10A(i)(1)(B) of the Securities Exchange
Act of 1934, as amended), all as required by applicable law or listing standards. The independent auditors and the Company's management are required to periodically report to the Audit Committee the extent of services provided by the independent auditors and the fees associated with these services.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2004                      WEBFINANCIAL CORPORATION

                                          By: /s/ Warren G. Lichtenstein
                                              ----------------------------------
                                              Warren G. Lichtenstein
                                              President, Chief Executive Officer

                                POWER OF ATTORNEY

      WebFinancial Corporation and each of the undersigned do hereby appoint
Warren G. Lichtenstein and Jack L. Howard, and each of them singly, its or his true and lawful attorney to execute on behalf of WebFinancial Corporation and the undersigned any and all amendments to this Annual Report on Form 10-KSB and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                                     Date
---------                                                     ----

By: /s/ Warren G. Lichtenstein                                March 29, 2004
    ----------------------------------------                  --------------
Warren G. Lichtenstein, President,                            Date
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Glen M. Kassan                                        March 29, 2004
    ----------------------------------------                  --------------
Glen M. Kassan                                                Date
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By: /s/ Jack L. Howard                                        March 29, 2004
    ----------------------------------------                  --------------
Jack L. Howard, Director                                      Date

By: /s/ Howard Mileaf                                         March 29, 2004
    ----------------------------------------                  --------------
Howard Mileaf, Director                                       Date

By:                                                           March 29, 2004
    ----------------------------------------                  --------------
Joseph L. Mullen, Director                                    Date

By: /s/ Mark E. Schwarz                                       March 29, 2004
    ----------------------------------------                  --------------
Mark E. Schwarz, Director                                     Date

                                  EXHIBIT INDEX

3.1      Amended and Restated Certificate of Incorporation, - Incorporated by
         reference to Exhibit 3.1 to Registration Statement on Form S-3 filed
         October 10, 2003.

3.2      Certificate of Amendment of Certificate of Incorporation - Incorporated
         by reference to Exhibit 3.2 to Registration Statement on Form S-3 filed
         October 10, 2003.

3.3      By-laws - Incorporated by reference to Exhibit I-5 to Registration
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

*14.1    Code of Conduct and Ethics.

21.1     Subsidiaries of Registrant (WebFinancial Holdings Corporation; WebBank;
         WebFinancial Government Lending, Inc.; Praxis Investment Advisors,
         Inc.; and Web Film Finance, Inc.)

*23.1    Consent of Grant Thornton LLP.

*31.1    Certification of Chief Executive Officer pursuant to Section 302 of The
         Sarbanes-Oxley Act of 2002.

*31.2    Certification of Chief Financial Officer pursuant to Section 302 of The
         Sarbanes-Oxley Act of 2002.

*32.1    Certification of Chief Executive Officer pursuant to Section 906 of The
         Sarbanes-Oxley Act of 2002.

*32.2    Certification of Chief Financial Officer pursuant to Section 906 of The
         Sarbanes-Oxley Act of 2002.

* Filed herewith.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

The Audit Committee of the Board of Directors met three times with management and Grant Thornton LLP to discuss auditing and financial matters and to assure that each is carrying out its responsibilities. Grant Thornton LLP has full and free access to the Audit Committee and met with it by telephone, with and without management being present, to discuss the results of their audit and their opinions on the quality of financial reporting.

By: /s/ Warren G. Lichtenstein
    --------------------------------------------
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
    Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
WebFinancial Corporation

We have audited the accompanying consolidated statements of financial condition of WebFinancial Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of
WebFinancial Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Salt Lake City, Utah
March 16, 2004

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in thousands except share data)

                                                            DECEMBER 31,   DECEMBER 31,
                                                               2003           2002
                                                               ----           ----
ASSETS
  Cash and due from banks                                    $     15       $    152
  Interest bearing deposits in other banks                      6,265          2,697
  Federal funds sold                                              965          3,697
                                                             --------       --------
    Total cash and cash equivalents                             7,245          6,546

  Investment securities (note 2)
    Held-to-maturity (estimated fair value of $49 and $20
       at December 31, 2003 and 2002)                              48             19
    Available-for-sale                                            324          1,722
                                                             --------       --------
       Total investment securities                                472          1,741

  Loans, net (note 3)                                           8,819         11,826
   Purchased receivables (note 3)
    Accounts receivable factoring                               7,352          4,622
    Other                                                         268            479
  Allowance for credit losses (note 4)                         (1,302)        (1,526)
                                                             --------       --------
       Total loans, net                                        15,137         15,401

  Foreclosed assets                                               200             36
  Premises and equipment, net (note 8)                             15             41
  Accrued interest receivable                                     244            259
  Goodwill                                                      1,380          1,380
  Deferred tax asset (note 12)                                    757             --
  Other assets (note 16)                                        1,098            761
                                                             --------       --------

                                                             $ 26,448       $ 26,165
                                                             ========       ========

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
                    (Amounts in thousands except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Non interest-bearing demand                                       $    206     $    668
     NOW/MMA accounts                                                       347          680
     Certificates of deposit (note 6)                                    11,364       12,272
                                                                       --------     --------
   Total deposits                                                        11,917       13,620

   Other liabilities                                                        377          919
                                                                       --------     --------
   Total liabilities before minority interests                           12,294       14,539

   Minority interests                                                       463          356
   Commitments and contingencies (notes 7, 11 and 14)                        --           --

   Stockholders' Equity (notes 2, 10, and 15)
     Preferred stock, 10,000,000 shares authorized, none issued              --           --
     Common stock, 50,000,000 shares authorized;
        $.001 par value, 4,366,866 shares issued and outstanding at
        December 31, 2003 and at December 31, 2002                            4            4
     Paid-in capital                                                     36,606       36,606
     Accumulated deficit                                                (22,974)     (25,083)
     Accumulated other comprehensive income (loss)                           55         (257)
                                                                       --------     --------

   Total stockholders' equity                                            13,691       11,270
                                                                       --------     --------

                                                                       $ 26,448     $ 26,165
                                                                       ========     ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (Amounts in thousands except share data)

                                                             YEAR ENDED      YEAR ENDED
                                                            DECEMBER 31,    DECEMBER 31,
                                                                2003            2002
                                                                ----            ----
Interest income
   Loans, including fees                                      $   858         $ 1,078
   Purchased receivables
        Accounts receivable factoring                           3,200           1,429
        Other                                                      32              63
   Interest bearing deposits in other banks                        17              53
   Federal funds sold                                              42              28
   Investment securities                                           84              39
                                                              -------         -------
        Total interest income                                   4,233           2,690

Interest expense
   Deposits                                                       336             334
   Federal funds purchased                                         --               1
                                                              -------         -------
           Total interest expense                                 336             335

           Net interest income before provision
           (credit) for credit losses                           3,897           2,355

Provision (credit) for credit losses (note 4)                     394             (60)
                                                              -------         -------

           Net interest income after provision
           (credit) for credit losses                           3,503           2,415

Noninterest income
   Gain on sale of assets                                         811             318
   Fee income                                                     494             402
   Miscellaneous income (note 17)                                 275             441
                                                              -------         -------
        Total noninterest income                                1,580           1,161

Noninterest expenses (note 5)
   Salaries, wages, and benefits                                  996             949
   Professional and legal fees                                    441             504
   Accounts receivable factoring management
        and broker fees                                           867             599
   Other management fees - related party                          310             310
   Loss on impairment of securities available-for-sale            334              --
   Other general and administrative                               675             734
                                                              -------         -------
        Total noninterest expenses                              3,623           3,096
                                                              -------         -------

           Operating income                                     1,460             480

Income tax benefit (note 12)                                     (756)            (10)
                                                              -------         -------

Income before minority interest                                 2,216             490

(Income) attributable to minority interests                      (107)            (31)
                                                              -------         -------

        Net income                                            $ 2,109         $   459
                                                              =======         =======

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS (continued)
                    (Amounts in thousands except share data)

                                                YEAR ENDED           YEAR ENDED
                                               DECEMBER 31,         DECEMBER 31,
                                                   2003                 2002
                                                   ----                 ----

Income per common share:
   Basic                                      $         .48        $         .11
   Diluted                                    $         .48        $         .11

Weighted average number of common shares:
   Basic                                          4,366,866            4,366,866
   Diluted                                        4,368,165            4,367,142

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               Years Ended December 31, 2003 and December 31, 2002
                    (Amounts in thousands except share data)

                                                                                               ACCUMULATED
                                          COMMON STOCK                                            OTHER            TOTAL
                                          ------------            PAID-IN      ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                                     SHARES         AMOUNT        CAPITAL        DEFICIT      INCOME (LOSS)       EQUITY
                                     ------         ------        -------        -------      -------------       ------
Balance at January 1, 2002         4,366,866      $       4      $  36,606      $ (25,542)      $       2       $  11,070

Comprehensive income :
     Net income                           --             --             --            459              --             459
     Unrealized holding loss
     arising during period,
     net of tax                           --             --             --             --            (259)           (259)
                                   ---------      ---------      ---------      ---------       ---------       ---------
Total comprehensive income                --             --             --            459            (259)            200
                                   ---------      ---------      ---------      ---------       ---------       ---------

Balance at December 31, 2002       4,366,866              4         36,606        (25,083)           (257)         11,270

Comprehensive income :
    Net income                            --             --             --          2,109              --           2,109
    Unrealized holding gain
    arising during period,
    net of tax                            --             --             --             --             312             312
                                   ---------      ---------      ---------      ---------       ---------       ---------
Total comprehensive income                --             --             --          2,109             312           2,421
                                   ---------      ---------      ---------      ---------       ---------       ---------

Balance at December 31, 2003       4,366,866      $       4      $  36,606      $ (22,974)      $      55       $  13,691
                                   =========      =========      =========      =========       =========       =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                      YEAR ENDED      YEAR ENDED
                                                                     DECEMBER 31,    DECEMBER 31,
                                                                         2003            2002
                                                                         ----            ----
Cash flows from operating activities:
Net income from operations                                             $ 2,109         $   459
Adjustments to reconcile net loss to net cash
   provided by operating activities:
        Minority interest                                                  107              31
        Provision (credit) for credit losses                               394             (60)
        Depreciation                                                        21              37
        Abandonment of premises and equipment                                5              --
        Gain on sale of securities available-for-sale                     (891)             --
        Loss on impairment of securities available-for-sale                334              --
        Gain on sale of loans                                              (24)             --
        (Gain) loss on sale of foreclosed assets                           104             (90)
        Write down of foreclosed assets                                     20              29
        Accretion of deferred loan fees, net                              (123)           (118)
        Amortization of other assets                                         7              15
        Amortization of servicing assets                                    45              35
        Deferred tax asset                                                (757)             --
   Change in operating assets and liabilities:
        Accrued interest receivable                                         15            (205)
        Other assets                                                      (389)             88
        Other liabilities                                                 (542)            750
                                                                       -------         -------

           Net cash provided by
           operating activities                                            435             971
                                                                       -------         -------

Cash flows from investing activities:
   Purchase of securities held-to-maturity                                 (40)             --
   Principal payments received on securities held-to-maturity               11               6
   Purchase of securities available-for-sale                            (2,675)         (2,571)
   Sales of securities available-for-sale                                2,641             694
   Principal payments received on securities available-for-sale          2,302             158
   Sale of SBA loans                                                       558              --
   Loans originated and principal collections, net                       2,357             463
   Purchased accounts receivable factoring originated
        and principal collections, net                                  (3,330)         (4,622)
   Purchased other receivables originated and
        principal collections, net                                         211            (479)
   Purchase of premises and equipment                                       --              (3)
   Proceeds (settlement adjustments) from sale
        of foreclosed assets                                               (68)            528
                                                                       -------         -------

           Net cash provided by (used in)
           investing activities                                          1,967          (5,826)
                                                                       -------         -------

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                            YEAR ENDED      YEAR ENDED
                                                           DECEMBER 31,    DECEMBER 31,
                                                               2003            2002
                                                               ----            ----

Cash flows from financing activities:
   Net increase (decrease) in demand deposits                   (462)            593
   Net increase (decrease) in NOW/MMA accounts                  (333)            661
   Net increase (decrease) in certificates of deposit           (908)          5,052

Net cash provided by (used in) financing activities           (1,703)          6,306
                                                             -------         -------

Net increase in cash and cash equivalents                        699           1,451

Cash and cash equivalents at beginning of year                 6,546           5,095
                                                             -------         -------

Cash and cash equivalents at end of year                     $ 7,245         $ 6,546
                                                             =======         =======

Supplemental disclosure of cash flow information:
   Cash paid for interest                                    $   402         $   273
   Cash paid for (refunded from) income taxes                      2             (10)

Supplemental disclosure of additional non-cash
   activities:

At December 31, 2003, the Company had a balance of net unrealized gains on securities of $55, which is shown in accumulated other comprehensive income
(loss) on the balance sheet. As a result, accumulated other comprehensive income
(loss) was increased by $312. At December 31, 2002, the Company had a balance of net unrealized losses on securities of $(257), which is shown in accumulated other comprehensive income (loss) on the balance sheet. As a result, accumulated other comprehensive income (loss) was decreased by $(259).

During 2003, the Company wrote off premises and equipment with a cost of $18 and accumulated depreciation of $13, and during 2002, the Company wrote off $192 of fully depreciated assets.

During 2003 and 2002, the Company acquired foreclosed assets of $220 and $54, respectively, in lieu of loan payments.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Years Ended December 31, 2003 and December 31, 2002
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
WebFinancial Corporation owns 93 percent of WebBank and an unconsolidated individual owns 7 percent of WebBank. WebBank is a Utah-chartered industrial loan corporation, and is subject to comprehensive regulation, examination, and supervision by the Federal Deposit Insurance Corporation ("FDIC"), and the State
of Utah Department of Financial Institutions. WebBank provides commercial and consumer specialty finance services. Lending was organized to provide U.S.
Department of Agriculture loan originations, sales and servicing. Film was organized to finance the production and distribution of a motion picture. Both
Film and Praxis are inactive. All significant intercompany balances have been eliminated in consolidation.

BASIS OF PRESENTATION AND USE OF ESTIMATES--The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near-term relates to the determination of the allowance for credit losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for credit losses and the valuation of real estate, management obtains independent appraisals for significant properties.

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

INCOME PER SHARE--Basic income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options and stock warrants.

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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2004, various agreements regarding purchased receivables were canceled. See Note 20 for additional information.

The Company has originated loans to customers under a United States Department of Agriculture ("USDA") program that generally provides for USDA guarantees of
70 percent to 90 percent of each loan. The Company sold the guaranteed portion of each loan to a third party and retained the unguaranteed portion in its own portfolio. Loans held-for-sale are carried at the lower of cost or estimated market value in the aggregate.

The Company is required to retain a minimum of five percent of each USDA loan sold and to service the loan for the investor. Based on the specific loan sale agreement that the Company enters into with the investor, the difference between the yield on the loan and the yield paid to the buyer is the servicing fee.
Loans serviced for others approximated $28,194 and $36,263 at December 31, 2003 and 2002, respectively. These loans are not included in the accompanying statements of financial condition. Fees earned for servicing loans for others are reported as income when the related loan payments are collected, less amortization of the servicing asset. Loan servicing costs are charged to expense as incurred.

CREDIT RELATED FINANCIAL INSTRUMENTS--In the ordinary course of business, the
Company has entered into commitments to extend credit, including commitments under accounts receivable factoring and credit card arrangements. Such financial instruments are recorded when they are funded.

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

The allowance for purchased receivable losses, which is included with the allowance for credit losses, is increased by charges to income and decreased by charge offs (net recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past purchased receivables loss experience, known and inherent risks in the portfolio, adverse situations that may affect the debtor's ability to repay, the estimated value of any underlying collateral and current economic conditions. Purchased receivables are charged off when they are 90 days contractually past due, at which time the Company may enforce the recourse agreement to collect from the customer the remaining outstanding balances.

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
Useful lives of leasehold improvements are between three and five years. Normal recurring repair and maintenance costs are expensed as incurred.

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

GOODWILL--The Company evaluates their goodwill for impairment at least annually at a reporting unit level. The Company completed its annual evaluation of impairment of goodwill and determined that no impairment exists at December 31,
2003 or 2002.

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

COMPREHENSIVE INCOME (LOSS)--Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.
Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of other comprehensive income and related tax effects are as follows:

                                                         Year ended December 31,
                                                         -----------------------
                                                          2003            2002
                                                          ----            ----
Unrealized holding gains (losses)  on
    available-for-sale securities                        $ 869           $(259)
Gain on sale of securities in net income                  (891)             --
Reclassification adjustment-loss included
    in net income                                          334              --
Net unrealized holding gains (losses)                      312            (259)
Tax effect                                                  --              --
                                                         -----           -----
Net-of-tax amount                                        $ 312           $(259)
                                                         =====           =====

STOCK-BASED COMPENSATION--The Company has applied the disclosure provisions of
Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB
Statement No. 123" for the years ended 2003 and 2002. Issued in December 2002,
SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" to
provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. As permitted by
SFAS No. 148, the Company is allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to
Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the
Company's stock option plan have no intrinsic value at the grant date, and under
Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995. (See Note 10.)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS
No.123, as amended by SFAS No. 148 to stock based compensation (amounts in thousands except per share amounts):

                                                                 Year ended     Year ended
                                                                December 31,   December 31,
                                                                    2003           2002
                                                                    ----           ----
      Net income                          As reported           $    2,109     $      459
      Total stock-based employee
      compensation expense
      determined under fair value based
      method for all awards net of
      related tax effects                                               --            (30)
                                                                ----------     ----------
                                          Pro forma             $    2,109     $      429
                                                                ==========     ==========
      Basic and diluted
      net income per share                As reported           $      .48     $      .11

                                          Pro forma             $      .48     $      .10

There were no options granted in 2003. For 2002, in determining the pro forma amounts shown in the preceding table, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions for the year ended December 31, 2002 which include a risk-free interest rate of 4.0 percent, expected dividend yield of 0 percent, expected lives of 5 years, and expected volatility of 69 percent. No options were granted to non-employees for services during the year ended
December 31, 2002.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATION--Certain immaterial amounts as of and for the year ended
December 31, 2001 and the year ended December 31, 2002 have been reclassified to conform with the 2003 presentation.

NEW ACCOUNTING PRONOUNCEMENTS - In April 2003, the FASB issued SFAS No. 149,
"Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149
amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities." SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS No.
149 is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The Company adopted SFAS No. 149 with no material impact on its financial condition or results of operations for the year ended December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 improves financial reporting by establishing standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 with no material impact on its financial condition or results of operations for the year ended December 31, 2003.

The Bank adopted Emerging Issues Task Force (EITF) 03-1, "The Meaning of Other
than Temporary Impairment and Its Application to Certain Investments," as of
December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS
115, "Accounting for Certain Investments in Debt and Equity Securities," that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosure requires a table of securities which have unrealized losses as of the reporting date, distinguished between securities which have been in a continuous unrealized loss position for 12 months or more and less than 12 months. The table is to include aggregate unrealized losses and fair value of securities whose fair value are below book value as of the reporting date. Additional information, in narrative form, is required that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that the investor considered in reaching the conclusion that the impairments are not other than temporary. At December 31, 2003, the Company did not have any unrealized losses on investment securities.

2.    INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses are summarized as follows:

                                                                          DECEMBER 31, 2003

                                                                          HELD-TO-MATURITY
                                                   ---------------------------------------------------------------
                                                                       GROSS             GROSS           ESTIMATED
                                                    AMORTIZED       UNREALIZED        UNREALIZED           FAIR
                                                      COST             GAINS            LOSSES             VALUE
                                                   ----------       ----------        ----------        ----------
Collateralized mortgage backed securities          $        8       $        1        $       --        $        9

State and municipal securities                             40               --                --                40
                                                   ----------       ----------        ----------        ----------
                                                   $       48       $        1        $       --        $       49
                                                   ==========       ==========        ==========        ==========

                                                                         AVAILABLE-FOR-SALE
                                                   ---------------------------------------------------------------
                                                                       GROSS             GROSS           ESTIMATED
                                                    AMORTIZED       UNREALIZED        UNREALIZED           FAIR
                                                      COST             GAINS            LOSSES             VALUE
                                                   ----------       ----------        ----------        ----------

Collateralized mortgage backed securities          $       66       $       --        $       --        $       66

Equity securities                                         203               55                --               258
                                                   ----------       ----------        ----------        ----------

                                                   $      269       $       55        $       --        $      324
                                                   ==========       ==========        ==========        ==========

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           DECEMBER 31, 2002

                                                                           HELD-TO-MATURITY
                                                   ---------------------------------------------------------------
                                                                       GROSS            GROSS            ESTIMATED
                                                    AMORTIZED       UNREALIZED        UNREALIZED           FAIR
                                                      COST             GAINS            LOSSES             VALUE
                                                   ----------       ----------        ----------        ----------

Collateralized mortgage backed securities          $       19       $        1        $       --        $       20
                                                   ==========       ==========        ==========        ==========

                                                                         AVAILABLE-FOR-SALE
                                                   ---------------------------------------------------------------
                                                                       GROSS             GROSS           ESTIMATED
                                                    AMORTIZED       UNREALIZED        UNREALIZED            FAIR
                                                      COST             GAINS            LOSSES             VALUE
                                                   ----------       ----------        ----------        ----------

Collateralized mortgage backed securities          $      103       $       --        $       --        $      103

Equity securities                                       1,878               --              (259)            1,619
                                                   ----------       ----------        ----------        ----------

                                                   $    1,981       $       --        $     (259)       $    1,722
                                                   ==========       ==========        ==========        ==========

The amortized cost and estimated market value of investment securities at
December 31, 2003, by contractual maturity, are shown below. The contractual maturity of collateralized mortgage backed securities and equity are indeterminable or not applicable. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without penalties.

                                                         HELD-TO-MATURITY                   AVAILABLE-FOR-SALE
                                                   ---------------------------        ----------------------------
                                                                    ESTIMATED                            ESTIMATED
                                                    AMORTIZED          FAIR            AMORTIZED           FAIR
                                                      COST            VALUE              COST              VALUE
                                                   ----------       ----------        ----------        ----------
Due after one year through five years              $       40       $       40        $       --        $       --
Mortgage-backed securities not due at a
single maturity date, maturing through 2024                 8                8                66                66
                                                   ----------       ----------        ----------        ----------
                                                   $       48       $       48        $       66        $       66
                                                   ==========       ==========        ==========        ==========

No individual securities were in an unrealized loss position at December 31,
2003.

Proceeds from maturities, calls, and principal payments of securities classified as available-for-sale were $2,302 in 2003 and $158 in 2002. Proceeds from sale of securities available-for-sale were $2,641 in 2003 and $694 in 2002. Gross realized gains on the sales were $891 in 2003 and $0 in 2002 and gross realized losses on the sales were $0 in 2003 and $0 in 2002 based on the "specific identification method."

3.    LOANS

Loans and purchased receivables at December 31, 2003 and 2002 are summarized as follows:

                                              2003         2002
                                           --------     --------
      Commercial loans                     $  8,823     $ 11,872
      Installment loans                          89          168
      Deferred income                           (93)        (214)
      Purchased receivables
          Accounts receivable factoring       7,352        4,622
          Other                                 268          479
                                           --------     --------
                                           $ 16,439     $ 16,927
                                           ========     ========

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans to fifteen customers comprise approximately 55 percent of total loans at
December 31, 2003. At December 31, 2003, $268 of the loans in the portfolio had a fixed interest rate ($479 at December 31, 2002) and $89 of the Company's loans were unsecured ($168 at December 31, 2002). The ability of the borrowers to repay their obligations is dependent upon economic conditions within their respective regions as well as the financial condition of the borrowers.

The Company had $1,251 and $1,171 of loans on which the accrual of interest has been discontinued or reduced at December 31, 2003 and 2002, respectively. If income on those loans had been accrued, such income would have approximated $111 and $150 for 2003 and 2002, respectively.

The following is a summary of information pertaining to impaired loans:

                                                           2003           2002
                                                           ----           ----
Impaired loans without a valuation allowance             $    --        $    --
Impaired loans with a valuation allowance                  1,251          1,171
                                                         -------        -------
Total impaired loans                                     $ 1,251        $ 1,171
                                                         =======        =======
Valuation allowance related to impaired loans            $   622        $   483

The valuation allowance for impaired loans is included in the allowance for credit losses in Note 4.

                                                           2003           2002
                                                           ----           ----
Average investment in impaired loans                     $ 1,119        $ 1,453
Interest income accrued on impaired loans                $    --        $    --
Interest income recognized on a cash basis
   on impaired loans                                     $    17        $    36

4.    ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is summarized as follows:

                                                           2003           2002
                                                         -------        -------
Beginning balance                                        $ 1,526        $ 1,972
Additions:
    Provision (credit) for credit losses                     394            (60)
    Recoveries                                                --             --
Deduction-loan charge-offs                                  (618)          (386)
                                                         -------        -------
Ending balance                                           $ 1,302        $ 1,526
                                                         =======        =======

The Company considers the allowance for credit losses adequate to cover losses inherent in loans, loan commitments and purchased receivables at December 31,
2003. However, no assurance can be given that the Company will not, in any particular period, sustain credit losses that are sizable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of the factors then prevailing, including economic conditions and the Company's ongoing examination process and that of its regulators, will not require significant increases in the allowance for credit losses. It is at least reasonably possible that a material change in the allowance for credit losses will occur in the near term.

5.    RELATED PARTY TRANSACTIONS

Pursuant to a management agreement (the "Management Agreement"), approved by a majority of the Company's disinterested directors, between the Company and an entity formerly known as Steel Partners Services, Ltd. ("SPS") (and subsequently assigned to Steel Partners, Ltd. ("New Ltd.")), New Ltd. provides the Company with office space and certain management, consulting and advisory services. The
Management Agreement is automatically renewable on an annual basis unless terminated by either party, for any reason, upon at least 60 days written notice. The Management Agreement also provides that the Company shall indemnify, save and hold SPS harmless from and against any obligation, liability, cost or damage resulting from SPS's actions under the terms of the Management Agreement, except to the extent occasioned by gross negligence or willful misconduct of
SPS's officers, directors or employees.

Pursuant to an employee allocation agreement (the "Employee Allocation
Agreement") between WebBank and SPS (and subsequently assigned to New Ltd.), Jim
Henderson, an employee of New Ltd. and executive officer of the Company,

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performs services in the area of management, accounting and finances and such other services as are reasonably requested by WebBank. The Employee Allocation
Agreement will continue in force until terminated by either of the parties upon
30 days written notice.

Prior to March 26, 2002, the original counterparty to both the Management
Agreement and the Employee Allocation Agreement was SPS. As of March 26, 2002,
the Management Agreement and the Employee Allocation Agreement described above were assigned by SPS to New Ltd. and the employees of SPS became employees of
New Ltd. Warren Lichtenstein, the Company's President and Chief Executive
Officer, is an affiliate of New Ltd. based on his ownership of New Ltd., directly and through Steel Partners II, L.P. ("Steel"), and by virtue of his positions as Chairman, President and Chief Executive Officer of New Ltd. Mr.
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
charges WebBank $100,000 per annum. The fees payable by WebBank are included in the fees payable by the Company under the Management Agreement. The Company believes that the cost of obtaining the type and quality of services rendered by
New Ltd. under the Management Agreement and Employee Allocation Agreement is no
less favorable than the cost at which the Company and WebBank, respectively could obtain from unaffiliated entities.

During the fiscal year ended December 31, 2003, New Ltd. billed fees with respect to fiscal 2003 of $310,000 to the Company for services rendered under the Management Agreement. Included in these fees was $100,000 paid by WebBank for services rendered under the Employee Allocation Agreement. During the fiscal year ended December 31, 2002, New Ltd. and SPS billed fees with respect to fiscal 2002 of $232,000 and $77,500 respectively to the Company for services rendered under the Management Agreement. Included in these fees were $100,000 paid by WebBank for services rendered under the Employee Allocation Agreement.

Pursuant to a sourcing and servicing agreement (the "Rockland Agreement")
between WebBank and Rockland Credit Finance LLC ("Rockland"), Rockland performs both sourcing and servicing functions on behalf of WebBank related to WebBank's accounts receivable factoring program. During 2003, Rockland was paid $255,000 in cash management fees and earned $1,019,000 in total management fees under the terms of the Rockland Agreement. During 2002, Rockland was paid $56,000 in cash management fees and earned $571,000 in total management fees under the terms of the Rockland Agreement. Management fees are paid quarterly and accrued monthly by WebBank. Subsequent to year end 2003, WebBank gave Rockland notice of termination of their Sourcing and Servicing Agreement (see "Note 20 - Subsequent
Events").

6.    CERTIFICATES OF DEPOSIT

      Certificates of deposit at December 31, 2003 and 2002 are summarized as follows:

                                                      WEIGHTED                    WEIGHTED
                                                      AVERAGE                     AVERAGE
                                                        RATE            2003        RATE            2002
                                                      --------       ---------    -------        ---------
      Certificates of deposit greater than $100         1.96%        $  11,364      2.90%        $  12,272
      Other certificates of deposit                       --                --        --                 1
                                                                     ---------                   ---------
                                                        1.96%        $  11,364      2.90%        $  12,272
                                                                     =========                   =========

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of certificates of deposit as of December 31, 2003 are as follows:

      Year ending December 31,
      ------------------------

                2004                                         $  6,265

                2005
                                                                5,099
                                                             --------

                                                             $ 11,364
                                                             ========

7.    SHORT-TERM BORROWINGS

In April 2002, WebBank obtained a secured federal funds line of credit for $500 with a commercial bank. The interest rate approximated the federal funds rate.
The security consisted of WebBank's investment portfolio of mortgage backed securities. The secured federal funds line of credit was not used in 2002. In
March 2003, the secured line of credit was replaced by an unsecured federal funds line of credit for the same amount with the same bank. Neither the secured or unsecured lines of credit were used in 2003.

8.    PREMISES AND EQUIPMENT

Premises and equipment at December 31, are summarized as follows:

                                                            2003        2002
                                                            ----        ----
      Leasehold improvements                              $    39     $    39
      Furniture and equipment                                  69          87
                                                          -------     -------

                                                              108         126
      Less accumulated depreciation and amortization           93          85
                                                          -------     -------

                                                          $    15     $    41
                                                          =======     =======

9.    INCOME PER SHARE

The following data was used in computing earnings per share:

                                                                      Year ended
                                                                  2003            2002
                                                              ----------      ----------
Income available to common shareholders                       $    2,109      $      459
                                                              ----------      ----------

                            Basic
Shares
    Common shares outstanding entire period                    4,366,866       4,366,866
    Weighted average common shares:
       Issued during period                                           --              --
       Canceled during period                                         --              --
                                                              ----------      ----------

Weighted average common shares outstanding during period
       -basic                                                  4,366,866       4,366,866
                                                              ==========      ==========
Income per share - basic                                      $      .48      $      .11
                                                              ==========      ==========

                           Diluted
Shares
Weighted average common shares outstanding during period
       -basic                                                  4,366,866       4,366,866
Dilutive effect on in-the-money stock options                      1,299             276
                                                              ----------      ----------
Weighted average common share outstanding during period
       -diluted                                                4,368,165       4,367,142
                                                              ==========      ==========
Income per common share - diluted                             $      .48      $      .11
                                                              ==========      ==========

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   STOCK OPTIONS AND WARRANTS

The Board of Directors of the Company, at its meeting on September 2, 1998, approved the merger of all previous stock incentive plans into the new stock option plan (the Merged Plan). At the annual meeting held November 4, 1998, the shareholders approved the merger and certain amendments to the Merged Plan.
Approved were the grants of certain stock-based incentives and other equity interests to employees, directors, and consultants. A maximum of 1,000,000 shares may be issued under the Merged Plan. The options are vested according to varied schedules, exercisable when vested, and expire five years from the date of issuance. At December 31, 2003, there were 902,774 options remaining in the
Merged Plan available for granting.

The following table summarizes stock option activity:

                                      Year ended                    Year ended
                                  December 31, 2003             December 31, 2002

                                             Weighted-                      Weighted-
                                Number        average         Number         average
                              of shares      exercise       of shares       exercise
                              (1,000's)        price        (1,000's)         price
                              ------------------------      -------------------------
Options outstanding at
  beginning of year              468           $3.98           469           $4.02

Options granted                   --           $  --            15           $2.14

Options cancelled               (375)          $3.86           (16)          $3.41

Options exercised                 --              --            --              --
                              ------                        ------

Options outstanding at
  end of year                     93           $4.48           468           $3.98
                              ======                        ======

Options exercisable at
  end of year                     93           $4.48           464           $3.99

Weighted-average fair
  value of options granted
  during the year (all at
  market)                                      $  --                         $1.27

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options with fixed terms outstanding at December 31, 2003:

                                                Options outstanding                   Options exercisable
                                                -------------------                   -------------------
                         Number             Weighted                               Number
                       outstanding          average            Weighted          exercisable          Weighted
    Range of           (000's) at          remaining            average           (000's) at           average
    Exercise          December 31,        contractual          exercise          December 31,         exercise
     Prices               2003           life in years         price ($)             2003             price ($)
     ------               ----           -------------         ---------             ----             ---------
$ 1.500 to 2.549           13                 3.6                1.97                 13                1.97
$ 2.550 to 3.440           35                 1.8                3.25                 35                3.25
$ 3.441 to 5.130           20                  .1                5.13                 20                5.13
$ 6.471 to 7.000           25                  .8                7.00                 25                7.00
                         ----                                                       ----
                           93                                                         93
                         ====                                                       ====

11.   EMPLOYEE BENEFIT PLAN AND INCENTIVE PROGRAM

WebBank has a 401(k) profit sharing plan, covering employees who meet age and service requirements. Plan participants vest ratably and are fully vested after five years of service. WebBank matches employee contributions up to five percent of covered compensation at two hundred percent of the employee's contribution.
Contributions to the plan amounted to approximately $22 and $37 for the years ended December 31, 2003 and 2002, respectively.

12.   INCOME TAXES

Income taxes (benefit) expense consist of the following:

                                                 2003                2002
                                                 ----                ----
      Current                                   $   1               $ (10)
      Deferred                                   (757)                 --
                                                -----               -----
                                                $(756)              $ (10)
                                                =====               =====

A reconciliation of income taxes (benefit) expense computed at the federal statutory rate of 34% is as follows:

                                                   2003             2002
                                                   ----             ----
      Federal income taxes                       $   496          $   163
      State income taxes                              48               16
      Change in valuation allowance               (1,302)            (179)
      Other                                            2              (10)
                                                 -------          -------
                                                 $  (756)         $   (10)
                                                 =======          =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

                                                  December 31,   December 31,
                                                      2003           2002
                                                      ----           ----
      Deferred tax assets:
           Net operating loss carry forward         $14,559        $15,029
           Accrued vacation                              17              8
           Allowance for loan losses                    486            569
           Premises and equipment                        33             34
                                                    -------        -------
              Total deferred tax assets              15,095         15,640
              Less valuation allowance               14,338         15,640
                                                    -------        -------
      Net deferred tax asset                        $   757        $    --
                                                    =======        =======

The net change in the total valuation allowance for the year ended December 31,
2003 was a decrease of $1,302.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2003, the Company had net operating loss carry forwards of approximately $39,033 that are scheduled to expire from 2009 through 2021. The
Company has treated such net operating losses incurred prior to April 28, 1995, when there was a material change in ownership of a 5% shareholder, in accordance with Section 382(l)(5) of the Internal Revenue Code. As a result, there is approximately $19,000 in net operating losses incurred prior to April 28, 1995 as well as $20,033 incurred subsequent to April 28, 1995 available as carryovers. All net operating losses may be subject to certain limitations on utilization.

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

14.   COMMITMENTS AND CONTINGENCIES

Leases

The Company leased office space in one building in 2003 and 2002 under operating lease agreements. Rental expense for the years ended December 31, 2003 and 2002 were $107and $127, respectively. Future minimum lease payments by year are as follows:

      Year ending December 31,
                  2004                                          $    107
                  2005                                                27
               Thereafter                                             --
                                                                --------
                                                                $    134
                                                                ========

CREDIT-RELATED FINANCIAL INSTRUMENTS

The Company is a party to financial instruments with off-balance sheet risk. In the normal course of business, these financial instruments include commitments to extend credit in the form of loans or through letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company the same credit policy in making commitments and conditional obligations as it does for on-balance sheet instruments.

At December 31, 2003 and 2002, the Company's undisbursed commercial loan commitments totaled $0. For the same periods, the Company's undisbursed consumer credit card loan commitments totaled $0. For the same periods, the Company's undisbursed accounts receivable factoring commitments totaled approximately
$8,138 and $6,382, respectively.

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

LITIGATION

      In January 2000, Andrew Winokur, a former executive officer, director and stockholder of Praxis Investment Advisors, Inc. ("Praxis"), one of the Company's
subsidiaries, filed a lawsuit in the Superior Court of the State of California,
County of Napa. The lawsuit alleges that Praxis breached its employment

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement with Mr. Winokur. The lawsuit also asserts claims for interference with contract and unjust enrichment based upon his alleged wrongful termination.
The lawsuit seeks damages of an unspecified amount and compliance by Praxis with the termination pay-out provisions in Mr. Winokur's employment agreement.

      On March 4, 2002, the lawsuit was submitted to binding arbitration. The panel found no breach of contract and no intentional interference with Mr.
Winokur's contractual rights. However, the panel found that Mr. Winokur was entitled to the termination pay-out provision in his employment agreement. Under this provision, Mr. Winokur could potentially be entitled to receive certain compensation based on (i) an investment bank valuation of WebBank, if the
Company accepts such valuation, or (ii) the proceeds of a sale of WebBank, if the Company rejects such valuation. While Mr. Winokur would not be entitled to receive any compensation in the event that the sale does not exceed a predetermined amount as provided in the employment agreement, which amount is defined as the amount of capital invested by the stockholders of Praxis and
WebBank in such companies, plus a cumulative annual rate of return of ten percent as of the date of sale, the Company may be forced to sell WebBank if the sale price exceeds such predetermined amount, even if the Company does not want to sell WebBank. In addition, if the sale price of WebBank exceeds the predetermined amount but is less than the investment bank valuation of WebBank, the Company may be required to sell WebBank at less than its value. The Company does not have any alternative financing plans to make this payment in the event such payment is required.

      At the present time, Mr. Winokur has ceased to participate in the process of valuing WebBank. However, since there may be no time limitation on Mr.
Winokur's claim, the valuation process may proceed in the future and if the
Company is required to make a payment, its business could be harmed.

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
Management believes, as of December 31, 2003 that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, based on the applicable capital adequacy regulations, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk based, Tier I risk based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events that management believes have changed the Bank's category.

Capital amounts and ratios are summarized as follows (in thousands):

                                                                     WELL CAPITALIZED            MINIMUM CAPITAL
                                                ACTUAL                 REQUIREMENT                 REQUIREMENT
                                       -----------------------   ------------------------    ------------------------
                                         AMOUNT        RATIO         AMOUNT       RATIO         AMOUNT       RATIO
                                       ----------   ----------   ------------   ---------    ----------    ----------
      As of
      December 31, 2003:

      Total Capital (Tier 1 + Tier
      2) to risk weighted assets      $    5,774      30.9%     $      1,867    >=10.0%     $     1,494     >=8.0%

      Tier I Capital to risk
      weighted assets                 $    5,529      29.6%     $      1,120     >=6.0%     $       747     >=4.0%

      Tier I Capital to average
      assets (Leverage Ratio)         $    5,529      31.9%     $        867     >=5.0%     $       694     >=4.0%

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     WELL CAPITALIZED            MINIMUM CAPITAL
                                                ACTUAL                 REQUIREMENT                 REQUIREMENT
                                       -----------------------   ------------------------    ------------------------
                                         AMOUNT        RATIO         AMOUNT       RATIO         AMOUNT       RATIO
                                       ----------   ----------   ------------   ---------    ----------    ----------
      As of
      December 31, 2002:

      Total Capital (Tier 1 + Tier
      2) to risk weighted assets      $    4,227      30.1%     $      1,404    >=10.0%     $     1,123     >=8.0%

      Tier I Capital to risk
      weighted assets                 $    4,036      28.8%     $        843     >=6.0%     $       562     >=4.0%

      Tier I Capital to average
      assets (Leverage Ratio)         $    4,036      21.8%     $        928     >=5.0%     $       742     >=4.0%

16.   SERVICING ASSETS AND LIABILITIES

In connection with certain businesses in which the Company sells originated or purchased loans with servicing retained, servicing assets or liabilities are recorded based on the relative fair value of the servicing rights on the date the loans are sold. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income and expense. At
December 31, 2003 and 2002, net servicing assets, which are included in other assets, were $31 and $99, respectively. Servicing assets are periodically evaluated for impairment based on the fair value of those assets. During 2003 and 2002, the Company recorded no additional servicing assets, and recorded $45 and $35 of amortization, respectively.

17.   MISCELLANEOUS INCOME

Miscellaneous income for the year ended December 31, is summarized as follows:

                                                            2003        2002
                                                            ----        ----

      Loan servicing fees                                 $    221    $    215
      Gain in sale of foreclosed assets                         --          90
      Recovery of prior year security write-off                 --         112
      Other                                                     54          24
                                                          --------    --------
                                                          $    275    $    441
                                                          ========    ========

18.   OPERATING SEGMENT INFORMATION

Operating segments represent components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance internally based on lines of business and the operating segments are so defined. The Company has identified two operating segments. The first is the accounts receivable factoring program operated by WebBank. The second operating segment, termed "other," includes commercial lending, fee for services, and investment activities. Income generated from investments in factoring receivables by Company entities other than WebBank is included in the "other" operating segment. For the years ended
December 31, 2003 and 2002, factoring income earned by entities other than
WebBank was $216 and $84, respectively. Subsequent to year end 2003, several events occurred to modify the nature of the accounts receivable factoring program (see "Note 20 - Subsequent Events").

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of selected operating segment information for the years ended December 31, 2003 and 2002. Prior to 2002, the Company did not
evaluate its financial performance based on distinct operating segments. The information represents operating results as if the segments were operated on a stand alone basis. However, the results do not reflect a full allocation of costs based on the current structure of the entities, and thus the results might not be comparable to like information from other companies.

                                                          Accounts
                                                         Receivable                          Consolidated
                                                          Factoring          Other              Company
                                                          ---------          -----              -------
                        2003
                        ----
Income Statement Information (Annual):
Net interest income after provision for credit              $2,178           $1,325             $3,503
losses
Noninterest income                                              20            1,560              1,580
Noninterest expense                                          1,110            2,513              3,623
                                                            ------          -------            -------
Operating income                                             1,088              372              1,460
Income taxes (benefit)                                          --            (756)              (756)
Income attributable to minority interest                        --            (107)              (107)
                                                            ------          -------            -------
Net income                                                  $1,088           $1,021             $2,109

Balance Sheet Information (As of December 31):
Total assets                                                $8,076          $18,372            $26,448
Net loans and leases                                        $7,028           $8,109            $15,137
Deposits                                                    $6,697           $5,220            $11,917

                                                          Accounts
                                                         Receivable                          Consolidated
                                                          Factoring          Other             Company
                                                          ---------          -----             -------
                        2002
                        ----
Income Statement Information (Annual):
Net interest income after provision for credit              $1,155           $1,260             $2,415
losses
Noninterest income                                              --            1,161              1,161
Noninterest expense                                            748            2,348              3,096
                                                            ------          -------            -------
Operating income                                               407               73                480
Income taxes (benefit)                                          --             (10)               (10)
Income attributable to minority interest                        --              (31)              (31)
                                                            ------          -------            -------
Net income                                                    $407             $ 52               $459

Balance Sheet Information (As of December 31):
Total assets                                                $7,415          $18,750            $26,165
Net loans and leases                                        $5,081          $10,320            $15,401
Deposits                                                    $7,195           $6,425            $13,620

19.   QUARTERLY FINANCIAL DATA (Unaudited)

                                                                      Quarter Ended
                                                                      -------------
                                        March 31, 2003       June 30, 2003     September 30, 2003      December 31, 2003
                                        --------------       -------------     ------------------      -----------------
$(000) except per share

Net interest income after
provisions for credit losses               $   876              $ 1,070              $ 1,133               $   424
Noninterest income                             235                  399                  128                   818
Noninterest expenses                           879                  887                1,320                   537
Net income (loss)                              214                  564                  (79)                1,410
Net income (loss) per share -
basic and diluted                              .05                  .13                 (.02)                  .32
Common stock prices:
   High                                       2.70                 2.63                 2.75                  2.70
   Low                                        1.73                 1.70                 2.10                  2.10

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Quarter Ended
                                                                      -------------
                                        March 31, 2002       June 30, 2002       September 30, 2002    December 31, 2002
                                        --------------       -------------       ------------------    -----------------
$(000) except per share

Net interest income after
provisions for credit losses               $   322              $   672              $   675               $   746
Noninterest income                             199                  161                  166                   635
Noninterest expenses                           805                  846                  688                   757
Net income (loss)                             (276)                   8                  116                   611
Net income (loss) per share -
basic and diluted                             (.06)                 .00                  .03                   .14
Common stock prices:
   High                                       2.59                 2.37                 2.28                  2.71
   Low                                        2.05                 1.34                 1.43                  1.56

20.   SUBSEQUENT EVENTS

On February 20, 2004, WebBank gave notice of termination of a Sourcing and
Servicing Agreement and an Employment Agreement to one of the two factoring companies providing accounts receivable factoring services to WebBank. On March
1, 2004, that factoring company acknowledged receipt of the termination notice and, under the terms of the Sourcing and Servicing Agreement, gave notice to
WebBank that the factoring company would exercise its option to purchase the existing portfolio of accounts receivable from WebBank at book value on May 12,
2004. The accounts receivable factoring arrangement generated revenue and income in fiscal 2002 and 2003 which accounted for (a) substantially all of the revenue and income generated by the Company's accounts receivable factoring operating segment for those years, and (b) a significant part of the income and revenue of the Company for those years. It is possible that this termination may not take effect as provided in the termination notice and the arrangement may continue.
However, in the event of termination, there can be no assurance that the Company will be able to successfully enter into a replacement arrangement or arrangements. WebBank expects that if the May 2004 termination becomes effective during the second quarter of 2004, WebBank will (a) not generate any gain or loss on such termination as the sourcing and servicing company has elected to purchase the portfolio of accounts receivable at WebBank's net book value, and
(b) generate approximately $5.9 million of cash as a result of the sale of the portfolio. WebBank also anticipates that the cash generated by the May 2004 termination will be used to retire Certificates of Deposit as they mature.

Under a Termination Agreement dated February 27, 2004, WebBank and the second of two companies providing accounts receivable factoring services to WebBank, agreed to the termination of a Sourcing and Servicing Agreement and an
Employment Agreement between the parties. Under the terms of that Termination
Agreement, the accounts receivable factoring services company purchased a portfolio of accounts receivable from WebBank at book value on March 2, 2004.
Note 18 of the Notes to Consolidated Financial Statements shows the income and expenses attributable to the Company's Accounts Receivable Factoring operating segment, all of which were generated by the two accounts receivable factoring arrangements described above. Neither of these arrangements was in effect during
2001. The Company believes that the termination of the two accounts receivable factoring arrangements will have a significant adverse affect on its net income during 2004.

On February 23, 2004, the third party sourcing company engaged to source private label student loans on behalf of WebBank gave notice to WebBank that it would not renew the Loan Sale Agreement and Loan Program Agreement between the two parties. Consequently, those agreements will terminate at the conclusion of their current term on May 31, 2004. The pretax income generated by the terminated private label student loan program generated revenue of $150 for each of the years 2003 and 2002.