Form 10QSB
period 2004-03-31
WEBFINANCIAL CORP
filed 2004-05-17
CIK 85149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

/X/    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2004

/ /    Transition report under Section 13 or 15(d) of the Exchange Act

       For the transition period from _______________ to _________________

                          Commission file number 0-631

                            WEBFINANCIAL CORPORATION
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              DELAWARE                                       56-2043000
              --------                                       ----------
      (State or Other Jurisdiction of                      (IRS Employer
      Incorporation or Organization)                     Identification No.)

                         590 MADISON AVENUE, 32ND FLOOR
                               NEW YORK, NY 10022
                               ------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                  212-758-3232
                                  ------------
                (Issuer's Telephone Number, Including Area Code)

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days:

                            Yes [ X ]   No [   ]

     Shares of Issuer's Common Stock Outstanding at May 14, 2004: 4,366,866

     Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                                      INDEX

Part I - Financial Information                                            Page Number
------------------------------                                            -----------

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Financial Condition as of
           March 31, 2004 (unaudited) and December 31, 2003...............     2

           Condensed Consolidated Statements of Operations and
           Comprehensive Income Three Months Ended March 31, 2004
           and 2003 (unaudited)...........................................     4

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2004 and 2003 (unaudited).........     6

           Notes to Condensed Consolidated Financial Statements

Part II - Other Information
---------------------------

Item 6.    Exhibits and Reports on Form 8-K.............................      19

           Signatures...................................................      20

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands except per share data)

                          ASSETS                              MARCH 31, 2004        DECEMBER 31, 2003
                                                              --------------        -----------------
                                                               (unaudited)

Cash and due from banks                                         $     27                  $     15
Interest bearing deposits in other banks                           5,309                     6,265
Federal funds sold                                                 1,865                       965
                                                                --------                  --------
        Total cash and cash equivalents                            7,201                     7,245

Investment securities
        Held-to-maturity (estimated fair value $49 at March
                  31, 2004 and $49 at December 31, 2003)              48                        48
        Available-for-sale                                           348                       324
                                                                --------                  --------
                 Total investment securities                         396                       372

Loans, net                                                         8,859                     8,819
Purchased receivables
     Accounts receivable factoring                                 6,658                     7,352
     Other                                                           213                       268
Allowance for credit losses                                       (1,228)                   (1,302)
                                                                --------                  --------
                Total loans, net                                  14,502                    15,137

Foreclosed assets                                                    180                       200
Premises and equipment, net                                           22                        15
Accrued interest receivable                                          263                       244
Goodwill, net                                                      1,380                     1,380
Deferred tax asset                                                   689                       757
Other assets                                                         999                     1,098
                                                                --------                  --------
                                                                $ 25,632                  $ 26,448
                                                                ========                  ========

                                        2

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
                  (Amounts in thousands except per share data)

                                                                     MARCH 31, 2004       DECEMBER 31, 2003
                                                                     --------------       -----------------
                                                                      (unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Non interest-bearing demand                                   $    445                 $    206
        NOW/MMA accounts                                                    46                      347
        Certificates of deposit                                         10,815                   11,364
                                                                      --------                 --------
               Total deposits                                           11,306                   11,917

Other liabilities                                                          303                      377
                                                                      --------                 --------
Total liabilities before minority interest                              11,609                   12,294

Minority interest                                                          471                      463

Commitments and contingencies                                             --                       --

Stockholders' Equity
      Preferred stock, 10,000,000 shares authorized, none issued          --                       --
      Common stock 50,000,000 shares authorized,
           $.001 par value, 4,366,866 shares issued
           and outstanding at March 31, 2004 and
           December 31, 2003                                                 4                        4
      Paid-in-capital                                                   36,606                   36,606
      Accumulated  deficit                                             (23,148)                 (22,974)
      Accumulated other comprehensive income                                90                       55
                                                                      --------                 --------
Total stockholders' equity                                              13,552                   13,691
                                                                      --------                 --------
                                                                      $ 25,632                 $ 26,448
                                                                      ========                 ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
                 (Amounts in thousands except per share amounts)
                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                                2004         2003
                                                                                ----         ----
  Interest income
      Loans, including fees                                                   $   193      $   242
      Purchased receivables
                Accounts receivable factoring                                     730          700
                Other                                                               5            9
      Interest bearing deposits in other banks                                      9            5
      Federal funds sold                                                            4            9
    Investment securities                                                          27            5
                                                                              -------      -------
                Total interest income                                             968          970

  Interest expense                                                                 73           97
                                                                              -------      -------

                Net interest income before credit for
                credit losses                                                     895          873

Credit for credit losses                                                          (25)          (3)
                                                                              -------      -------

                Net interest income after credit for
                credit losses                                                     920          876

Noninterest income
       Fee income                                                                  71          163
       Miscellaneous income, net                                                  144           72
                                                                              -------      -------
                Total noninterest income                                          215          235

Noninterest expenses
       Salaries, wages, and benefits                                              269          238
       Professional and legal fees                                                294          135
       Accounts receivable factoring management and broker fees                   352          257
       Other management fees - related party                                       69           77
       Other general and administrative                                           229          172
                                                                              -------      -------
                Total noninterest expenses                                      1,213          879
                                                                              -------      -------
                  Income (loss) before income taxes and minority interest         (78)         232

 Income taxes                                                                      89            2
                                                                              -------      -------

       Income (loss) before minority interest                                    (167)         230

 Income attributable to minority interest                                          (8)         (16)
                                                                              -------      -------

       Net income (loss)                                                         (175)         214

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                  COMPREHENSIVE INCOME (UNAUDITED) (CONTINUED)
                (Amounts in thousands except per share amounts)

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                 2004             2003
                                                                 ----             ----

Other comprehensive income
      Unrealized gains on available for sale securities              35              309
      Income tax expense on other comprehensive income             --               --
                                                            -----------      -----------
             Total other comprehensive income                        35              309
                                                            -----------      -----------

 Comprehensive income (loss)                                $      (140)     $       523
                                                            ===========      ===========

Net income (loss) per common share, basic and diluted       $      (.04)     $       .05
Weighted average number of common shares:
        Basic                                                 4,366,866        4,366,866
        Diluted                                               4,366,866        4,367,769

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                          FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                            2004         2003
                                                                            ----         ----
 Cash flows from operating activities:
 Net income (loss) from operations                                         (175)         214
 Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
           Minority interest                                                  8           16
           Depreciation                                                       3            7
           Credit for credit losses                                         (25)          (3)
           Accretion of loan income and fees, net                           (20)         (59)
           Amortization of servicing assets                                   4           34
           Amortization of other assets                                       1            2
           Write down of foreclosed assets                                   20         --
           Gain on sale of AFS securities                                    (1)        --
 Changes in operating assets and liabilities:
           Accrued interest receivable                                      (19)         (26)
           Deferred tax asset                                                68         --
           Other assets                                                      96         (154)
           Interest payable                                                  (8)         (59)
           Other liabilities                                                (66)        (720)
                                                                        -------      -------
                  Net cash used in operating activities                    (114)        (748)

Cash flows from investing activities:
        Principal payments received on investment securities held-
          to-maturity                                                      --              1
        Purchase of investment securities available-for-sale               --         (2,425)
        Sale of investment securities available-for-sale                      2          233
        Principal payments received on investment securities
          available-for-sale                                                  9            7
        Purchase of premises and equipment                                  (10)        --
        Proceeds from sale of foreclosed assets                            --           --
        Loans originated, receivables purchased, and principal
          collections, net                                                  680       (1,665)
                                                                        -------      -------
                Net cash provided by (used in) investing activities         681       (3,849)

Cash flows from financing activities:
       Net increase (decrease) in noninterest bearing deposits              239         (198)
       Net increase (decrease) in NOW/MMA deposits                         (301)         164
       Net increase (decrease)  in certificates of deposit                 (549)       1,947
                                                                        -------      -------
          Net cash provided by (used in) financing activities              (611)       1,913

 Net decrease in cash and cash equivalents                                  (44)      (2,684)

 Cash and cash equivalents at beginning of period                         7,245        6,546
                                                                        -------      -------

  Cash and cash equivalents at end of period                            $ 7,201      $ 3,862
                                                                        =======      =======

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)
                             (Amounts in thousands)

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                               2004    2003
                                                               ----    ----
Supplemental disclosure of cash flow information:
         Cash paid for interest                                 81     156
         Cash paid for income taxes                             21       2

Supplemental disclosure of additional non-cash activities:

During the first quarter of 2003, the Company acquired foreclosed assets of $220 in  lieu of  loan  payments.  In the  third  quarter  of  2003,  these  acquired foreclosed  assets were written down to an expected  market value of $200 net of selling  costs.  In the first quarter of 2004, the same  foreclosed  assets were written down again to an expected market value of $180 net of selling costs.

At March 31,  2004,  the  Company  had a balance  of net  unrealized  gains from available-for-sale  securities of $90. The balance at December 31, 2003 was $55.
Net unrealized  gains and losses on  available-for-sale  securities are shown as
"accumulated  other   comprehensive   income"  on  the  Condensed   Consolidated
Statements  of  Financial  Condition.  The  change  in net  unrealized  gains on available-for-sale securities between the two periods resulted in a $35 increase in accumulated other comprehensive income in the first quarter of 2004.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (All numbers except shares and per share data in thousands)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of  Presentation--The  accompanying  interim condensed  consolidated financial  statements of  WebFinancial  Corporation  and its  subsidiaries  (the
"Company")  are  unaudited  and  have  been  prepared  in  conformity  with  the requirements of Regulation S-X promulgated under the Securities  Exchange Act of
1934, as amended (the "Exchange Act"),  particularly  Rule 10-01 thereof,  which governs the presentation of interim financial statements.  Accordingly,  they do not  include  all  of the  information  and  footnotes  required  by  accounting principles  generally accepted in the United States of America. The accompanying
interim  condensed   consolidated   financial   statements  should  be  read  in
conjunction with the Company's  significant  accounting policies as set forth in
Note 1 to the consolidated  financial  statements in the Company's Annual Report on Form 10-KSB for the year ended  December  31, 2003 (the "2003  10-KSB").  The
Condensed Consolidated Statement of Financial Condition at December 31, 2003 was
extracted from the Company's audited consolidated financial statements contained in the 2003 10-KSB, and does not include all disclosures  required by accounting principles  generally  accepted  in the  United  States of  America  for  annual consolidated financial statements.

      In the opinion of  management,  all  adjustments  are  comprised of normal recurring  accruals necessary for the fair presentation of the interim financial statements.  Operating results for the three months ended March 31, 2004 are not necessarily  indicative  of the results that may be expected for the year ending
December 31, 2004.

2.   ORGANIZATION AND RELATIONSHIPS

      The consolidated  financial statements include the financial statements of
WebFinancial Corporation and its subsidiaries: WebFinancial Holding Corporation,
WebBank,  Praxis Investment  Advisers,  Inc.,  WebFinancial  Government Lending,
Inc., and Web Film  Financial,  Inc.,  collectively  referred to as the Company.
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

3.   OTHER COMPREHENSIVE INCOME

      Other  comprehensive  income is defined  as the change in equity  during a period from transactions and other events not included in net income,  excluding changes resulting from investments by owners (e.g.,  supplement stock offerings)
and distributions to owners (e.g., dividends).

      As of March 31, 2004,  accumulated other comprehensive income consisted of the following:

     Balance at December 31, 2003                         $      55
     Net change during  the period related
         to unrealized holding gains
         on AFS securities
         arising during the period.                              35
                                                          ---------
     Balance at March 31,2004                             $      90
                                                          =========

4.   OPERATING SEGMENT INFORMATION

Operating  segments  represent  components of an enterprise about which separate financial  information  is available  that is  evaluated  regularly by the chief operating  decision maker in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance  internally based on lines of business and the  operating  segments  are so defined.  The Company  has  identified  two operating  segments.  The first is the  accounts  receivable  factoring  program operated by WebBank.  The second  operating  segment,  termed "other,"  includes
commercial  lending,  fee  for  services,  and  investment  activities.   Income
generated from  investments in factoring  receivables by Company  entities other than WebBank is included in the "other" operating segment.  For the three months ended March 31, 2004 and 2003,  factoring  income earned by entities  other than
WebBank was $6 and $74, respectively.

Note 5 of the Notes to Consolidated  Financial  Statements provides  information regarding  termination of the WebBank  accounts  receivable  factoring  programs described above as the first operating segment.

The following is a summary of selected  operating  segment  information  for the quarters ended March 31, 2004 and 2003.  The  information  represents  operating results as if the segments  were operated on a stand alone basis.  However,  the results do not reflect a full allocation of costs based on the current structure of the  entities,  and  thus  the  results  might  not  be  comparable  to  like information from other companies.

                                                                         Accounts
                                                                        Receivable                Consolidated
                                                                         Factoring      Other       Company
                                                                         ---------      -----       --------

THREE MONTHS ENDED MARCH 31, 2004:
Statement of Operations Information (Quarter):
Net interest income after credit for credit losses                       $    671     $    249      $    920
Noninterest income                                                             81          134           215
Noninterest expense                                                           401          812         1,213
                                                                         --------     --------      --------
Income (loss) before income taxes and minority interest                       351         (429)          (78)
Income taxes                                                                 --             89            89
Income attributable to minority interest                                     --             (8)           (8)
                                                                         --------     --------      --------
Net income (loss)                                                        $    351     $   (526)     $   (175)

Statement of Financial Condition Information (As
of March 31, 2004):
Total assets                                                             $  8,630     $ 17,002      $ 25,632
Net loans and leases                                                     $  6,523     $  7,979      $ 14,502
Deposits                                                                 $  7,334     $  3,972      $ 11,306

THREE MONTHS ENDED MARCH 31, 2003:
Statement of Operations Information (Quarter):
Net interest income after credit  for credit losses                      $    576     $    300      $    876
Noninterest income                                                           --            235           235
Noninterest expense                                                           305          574           879
                                                                         --------     --------      --------
Income (loss) before income taxes and minority interest                       271          (39)          232
Income taxes                                                                 --              2             2
Loss attributable to minority interest                                       --            (16)          (16)
                                                                         --------     --------      --------
Net income (loss)                                                        $    271     $    (57)     $    214

Statement of Financial Condition Information (As
of March 31, 2003):
Total assets                                                             $  7,735     $ 20,103      $ 27,838
Net loans and leases                                                     $  5,922     $ 10,987      $ 16,909
Deposits                                                                 $  7,211     $  8,322      $ 15,533

5.   TERMINATED OPERATIONS INFORMATION

On February  20,  2004,  WebBank  gave notice of  termination  of a Sourcing and
Servicing  Agreement  and an  Employment  Agreement to one of the two  factoring companies providing accounts receivable  factoring services to WebBank. On March
1, 2004, that factoring company  acknowledged  receipt of the termination notice and,  under the terms of the Sourcing and  Servicing  Agreement,  gave notice to
WebBank that the  factoring  company  would  exercise its option to purchase the existing portfolio of accounts  receivable from WebBank at book value on May 12,
2004.  On May 6, 2004,  WebBank and the factoring  company  agreed to extend the termination  date of the Sourcing and  Servicing  Agreement to December 31, 2004
and to extend  the  option  period  to  purchase  the  portfolio  to a  mutually agreeable  date no earlier  than July 31,  2004 and no later than  December  31,
2004. The accounts receivable factoring  arrangement with that factoring company accounted for  approximately 35% and 47% of the Company's  consolidated  revenue and  85% and 66% of its  consolidated  operating  income  for  the  years  ended
December 31, 2002 and 2003,  respectively.  There can be no  assurance  that the
Company will be able to  successfully  enter into a replacement  arrangement  or arrangements. The Company believes that if the purchase option becomes effective during  2004,  WebBank will (a) not generate any gain or loss as a result of the sale of the portfolio  because the factoring company has elected to purchase the portfolio of accounts  receivable at WebBank's net book value,  and (b) generate approximately  $6  million  of cash as a result  of the  sale of the  portfolio.
WebBank  anticipates  that the cash generated by a sale of the portfolio will be used to retire Certificates of Deposit as they mature.

Under a Termination Agreement dated February 27, 2004, WebBank and the second of two companies providing accounts receivable factoring services to WebBank agreed to the  termination  of a Sourcing and  Servicing  Agreement  and an  Employment
Agreement  between the parties.  Under the terms of that Termination  Agreement, the factoring company purchased a portfolio of accounts  receivable from WebBank at book value on March 2, 2004. This accounts receivable  factoring  arrangement accounted for  approximately  5% of the Company's  consolidated  revenue for the year ended December 31, 2003 and 8% of its consolidated operating income for the year ended December 31, 2003.  This  arrangement did not account for any revenue in 2002.

Note 4 of the Notes to Condensed  Consolidated  Financial  Statements  shows the income and expenses  attributable to the Company's accounts receivable factoring operating  segment for the quarters  ended March 31, 2004 and 2003, all of which were generated by the two accounts receivable factoring  arrangements  described above.  The  Company  believes  that the  termination  of one or both of the two accounts  receivable  factoring  arrangements  will have a  significant  adverse affect on its net income during 2004.

On February 23, 2004, the third party sourcing company engaged to source private label  student  loans on behalf of WebBank  gave notice to WebBank that it would not renew the Loan Sale  Agreement  and Loan Program  Agreement  between the two parties.  Consequently,  those  agreements  will  terminate at the conclusion of their current term on May 31, 2004.  The  terminated  private label student loan program  generated  revenue of $25 and $38 for each of the quarters  ended March
31, 2004 and 2003, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The  following   discussion   should  be  read  in  conjunction  with  the
consolidated  unaudited  interim  financial  statements  as of and for the three month period ended March 31, 2004 of the Company and the notes thereto presented elsewhere herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

      At March 31, 2004, accounts  receivable  factoring  constituted  WebBank's principal line of business.  WebBank is engaged in accounts receivable factoring utilizing  a factoring  company.  The  Company  has  announced  that a notice of termination  has been  issued  with  respect  to a certain  accounts  receivable factoring  arrangement,  with the  termination  to be  effective  no later  than
December  31,  2004  (see  Note  5  of  the  Notes  to  Consolidated   Financial
Statements),  and that another  accounts  receivable  program was  terminated in
February 2004. The accounts receivable  factoring  arrangement that is scheduled to be terminated no later than December 31, 2004 generated revenue and income in fiscal  years 2002 and 2003 which  accounted  for (a)  substantially  all of the revenue and  operating  income  generated by the Company's  accounts  receivable factoring  operating  segment for those years, and (b) a significant part of the revenue and  operating  income of the Company for those years (see Note 4 of the
Notes  to  Condensed  Consolidated  Financial  Statements).   In  light  of  the
significant   revenue  and  operating  income   attributable  to  this  accounts
receivable factoring  arrangement,  the Company believes that an exercise of the
purchase  option   significantly  prior  to  December  31,  2004  could  have  a significant  adverse  affect on its net income  during  2004.  The Company  also believes that if the purchase option becomes effective during 2004, WebBank will
(a) not  generate  any  gain or loss as a result  of the  sale of the  portfolio because the factoring  company has elected to purchase the portfolio of accounts receivable  at  WebBank's  net book value,  and (b)  generate  approximately  $6 million of cash as a result of the sale of the  portfolio.  WebBank  anticipates that  the  cash  generated  by a sale of the  portfolio  will be used to  retire
Certificates of Deposit as they mature.

      Net loss for the quarter ended March 31, 2004 was $(175,000) or $(.04) per share  compared  to net income of $214,000 or $.05 per share for the same period in 2003. The change between quarters  represented a decrease of $389,000 or $.09 per share.

      The  Company's  net  interest  income  before  credit  for  credit  losses increased  by  $22,000.  Interest  income  from  accounts  receivable  factoring increased  by  $30,000  due to a  $2,000,000  increase  in  average  receivables outstanding.  Interest  income from investment  securities  increased by $22,000 because of interest  recognized on several annuity  contracts in 2004.  Interest
expense   decreased  by  $24,000  due  to  a  $1,400,000   decrease  in  average
certificates  of deposit.  These  positive  factors were  partially  offset by a decrease in interest  income from loans of $49,000.  The average  balance of the commercial loan portfolio for the first quarter of 2004 was $2,400,000 less than the  average  for the  first  quarter  of 2003.  The  Company  discontinued  new originations of commercial loans in 2001.

      The following table shows an analysis of net interest income before credit for credit losses for the three-month periods ended March 31, 2004 and 2003:

                                            Average       Interest     Ave. Annual
                                             Amount       Earned        Yield/Rate
                                            -------       --------     -----------
          QUARTER ENDED MARCH 31, 2004

INTEREST EARNING ASSETS
Interest bearing deposits in other banks     $ 5,839      $     9         0.62%
Federal funds sold                             1,441            4         1.11%
Investment securities                            402           27        26.87%
Loans                                          8,701          193         8.87%
Purchased receivables
   Accounts receivable factoring               7,021          730        41.59%
   Other                                         236            5         8.47%
                                            ------------------------
  TOTAL INTEREST EARNING ASSETS              $23,640      $   968        16.38%
                                            ========================

INTEREST BEARING LIABILITIES
NOW/MMA deposits                                 399            1         1.00%
Certificates of deposit                       11,032           72         2.61%
                                            ------------------------
   TOTAL INTEREST BEARING LIABILITIES        $11,431      $    73         2.55%
                                            ========================

NET INTEREST INCOME                                       $   895
                                                          ==========
NET INTEREST MARGIN                                                      15.14%

                                            Average       Interest     Ave. Annual
                                             Amount       Earned        Yield/Rate
                                            -------       --------     -----------

          QUARTER ENDED MARCH 31, 2003

INTEREST EARNING ASSETS
Interest bearing deposits in other banks     $ 1,947      $     5         1.03%
Federal funds sold                             3,145            9         1.14%
Investment securities                          2,343            5         0.85%
Loans                                         10,780          242         8.98%
Purchased receivables
   Accounts receivable factoring               6,256          700        44.76%
   Other                                         448            9         8.04%
                                            ------------------------
  TOTAL INTEREST EARNING ASSETS              $24,919      $   970        15.57%
                                            ========================

INTEREST BEARING LIABILITIES
NOW/MMA deposits                             $   625      $     5         3.20%
Certificates of deposit                       12,965           92         2.84%
                                            ------------------------
   TOTAL INTEREST BEARING LIABILITIES        $13,590      $    97         2.86%
                                            ========================

NET INTEREST INCOME                                       $   873
                                                          ==========
NET INTEREST MARGIN                                                      14.01%

The  following  table  represents  the  effect of  changes  in  volume  (average balances)  and  interest  rates on  interest  income,  interest  expense and net interest income when comparing the first quarter of 2004 to the first quarter of
2003.  The  effect of a change in volume has been  determined  by  applying  the highest  average  rate to the change in the  average  balances  between  the two periods.  The  effect of a change in the  average  rate has been  determined  by applying the highest  average balance to the change in average rates between the two  periods.  Changes  resulting  from  a mix  of  volume/rate  variances  were distributed proportionately between volume and rate based on the relative values of the volume and rate variances to the total mix variance.

                                     Quarter Ended March 31, 2004 Compared to 2003
                                     ---------------------------------------------

                                            Due to      Due to      Total
                                            Volume       Rate       Change
                                            ------       ----       ------

INCREASE (DECREASE) IN INTEREST INCOME
Interest bearing deposits in other banks     $   6      $  (2)     $   4

Federal funds sold                              (5)      --           (5)
Investment securities                         (130)       152         22
Loans                                          (46)        (3)       (49)
Purchased receivables
   Accounts receivable factoring                96        (66)        30
   Other                                        (5)         1         (4)
                                             -----      -----      -----
   TOTAL INTEREST INCOME                     $ (84)     $  82      $  (2)
                                             =====      =====      =====

INCREASE (DECREASE) IN INTEREST EXPENSE
NOW/MMA deposits                             $  (1)     $  (3)     $  (4)
Certificates of deposit                        (13)        (7)       (20)
                                             -----      -----      -----
   TOTAL INTEREST EXPENSE                    $ (14)     $ (10)     $ (24)
                                             =====      =====      =====

The credit for credit  losses  increased by $22,000.  A credit for credit losses rather than a provision for credit losses is the result of principal  reductions and risk grade changes  within the  discontinued  commercial  loan  portfolio at
WebBank.  The allowance for credit losses is established as losses are estimated to have  occurred  through a provision  for credit  losses  charged to earnings.
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

The  following  table shows an analysis of the  Company's  allowance  for credit losses for the quarters ended March 31, 2004 and 2003 :

                                             Quarter Ended March 31,
                                             -----------------------
                                                 2004          2003
                                                 ----          ----

Balance at beginning of year                  $ 1,302       $ 1,526

Charge-offs by category:
   Commercial, financial and agricultural        --            --

   Installment loans to individuals                 3             6
   Purchased receivables
      Accounts receivable factoring                46          --
      Other                                      --            --
                                              -------       -------
         Total charge-offs                         49             6

Recoveries by category:
   Commercial, financial and agricultural        --            --
   Installment loans to individuals              --            --
   Purchased receivables
      Accounts receivable factoring              --            --
      Other                                      --            --
                                              -------       -------
         Total recoveries                        --            --
                                              -------       -------

Net charge-offs                                    49             6

Credit for credit losses                          (25)           (3)
                                              -------       -------

Balance at end of quarter                     $ 1,228       $ 1,517
                                              =======       =======

Ratio of net charge-offs to average loans
   outstanding during the quarter                0.31%         0.03%
                                              =======       =======

The following  table shows the  allocation  between  categories of loans for the allowance for credit losses as of March 31, 2004 and 2003:

                                                                  March 31,
                                                                  ---------
                                                  2004                                 2003
                                                  ----                                 ----

                                          Amount of    % of loans in        Amount of      % of loans in
                                         allowance by   category to       allowance by      category to
Balance at End of Quarter Applicable to:  category      total loans         category        total loans
                                          --------      -----------         --------        -----------

Commercial, financial and agricultural     $1,087         53.11%           $1,357              68.87%
Installment loans to individuals                1          0.54%                2               0.99%
Purchased receivables
   Accounts receivable factoring              135         44.72%              149              27.31%
   Other                                        5          1.63%                9               2.83%
Unallocated                                  --           N/A                --                N/A
                                           ----------------------------------------------------------
   Totals                                  $1,228        100.00%           $1,517             100.00%
                                           ==========================================================

            Noninterest income for the Company decreased by $20,000.  Fee income decreased  by  $92,000,  primarily  because  of  a  decline  in  the  number  of fee-for-services partners at WebBank. Miscellaneous income increased by $72,000,
primarily   because  of  an  increase  in   servicing   income  from   factoring
participations at WebBank.

            The   Company's   noninterest   expenses   increased   by  $334,000,
comparatively,  between the two quarters.  The primary reason for the change was an increase in  professional  and legal fees of $159,000,  the majority of which were for legal  costs  related  to  filings  with the SEC.  Accounts  receivable factoring  management and broker fees increased by $95,000 due to higher average
balances  and  additional   marketing   expenses  in  2004.  Other  general  and
administrative expense increased in 2004 by $57,000,  primarily due to a $20,000 write down of foreclosed  assets.

            Income tax  expense  increased  by  $87,000.  The  Company  began to recognize deferred taxes at the end of 2003, resulting in a larger tax provision in 2004.

            Other comprehensive  income decreased by $274,000 due to a change in the market value of securities available- for-sale.

LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 2004 and December 31, 2003, the Company's cash and cash equivalents totaled $7,201,000 and $7,245,000,  respectively.  The cash balances at  those  dates  included  liquidity  to  fund  expected  growth  in  purchased receivables.  However, after accumulating these balances, notices of termination were given with  respect to two  agreements  included  in the  WebBank  accounts receivable  factoring  program.  Based on the terms of the  accounts  receivable factoring  agreements,  the other  parties to the  agreements  have the right to purchase  our  current  portfolio  of  purchased  receivables.  One other  party purchased  approximately  $500,000 of the factoring  portfolio in February 2004.
The Company used the proceeds to reduce outstanding  certificates of deposit. If the  remainder  of the  purchased  receivables  is purchased by the second other party,  the Company also  intends to use those  proceeds of  approximately  $5.9 million to reduce the outstanding certificates of deposit as they mature.

            The Company's funding depends primarily on brokered  certificates of deposit.  Brokered  certificates  of deposit  are time  deposits,  generally  in amounts of $100,000 or less, placed in a bank by a broker. The broker receives a fee from the bank and/or the depositor for providing this intermediary  service.
Depositors  that  invest in  brokered  certificates  of  deposit  are  generally interest  rate  sensitive  and  well  informed  about  alternative  markets  and investments. Consequently, funding with brokered certificates of deposit may not provide the same stability to a bank's deposit base as traditional  local retail deposit  relationships.  Because of the  Company's  dependence on the market for brokered  certificates of deposit (94% of total deposits at March 31, 2004), its liquidity may be negatively  impacted if that funding source  experiences supply difficulties  due to loss of investor  confidence or a flight to higher  quality
investments.   In  addition,   only  banks  that  are  determined  to  be  "well
capitalized"  by their  regulatory  agencies  are  permitted  to issue  brokered certificates of deposit without restriction. In the event WebBank were no longer classified as "well capitalized," it might be required to obtain permission from its regulators to issue brokered certificates of deposit,  which could be denied under certain circumstances.

            The  Company's  operating  results may be  negatively  impacted by a change in interest rates required to obtain brokered certificates of deposit. In general,  increases in interest rates on brokered  certificates  of deposit will reduce  the  Company's  operating  income.  Increases  in the  rates  we pay for brokered  certificates  of  deposit  could  occur  because  of  various  reasons including shifts in the Treasury yield curve, a loss of confidence in the market for brokered  certificates of deposit,  a potential  mismatch versus maturity or duration of the  Company's  earning  assets,  or a  deterioration  of  WebBank's financial condition.

            Funding for WebBank is also available from a $500,000 unsecured line of  credit  with a  local  correspondent  bank.  Management  believes  that  the
Company's  current cash and cash equivalent  balances,  expected  operating cash inflows,  and  WebBank  borrowing  sources are  adequate  to meet the  Company's liquidity needs through at least the next 12 months.

            The  Company  recently  filed  a  registration  statement  with  the
Securities  and Exchange  Commission in order to offer shares of common stock to holders of subscription rights who choose to exercise those rights. Only holders of record of Company  common  stock as of the record  date will be  eligible  to participate in the rights offering.  The purpose of this offering is to raise up to  $10,000,000  to be used for  additional  working  capital for the  Company's business and general corporate purposes.

            The Company and Steel  Partners,  Ltd., an entity  controlled by the
Company's  Chairman and Chief  Executive  Officer,  devote  significant  time to exploration of potential  acquisition  and other business  opportunities  of the
Company.  There can be no assurance  that the Company will be able to acquire an additional  business  or  secure  other  business  opportunities,  or that  such business or other business opportunities will be profitable. In order to finance an acquisition,  the Company may be required to incur or assume  indebtedness or issue securities.

OFF-BALANCE SHEET ARRANGEMENTS

            The Company is a party to  financial  instruments  with  off-balance sheet  risk.  In the normal  course of  business,  these  financial  instruments include  commitments to extend credit in the form of loans or through letters of credit.  Those instruments  involve, to varying degrees,  elements of credit and interest rate risk in excess of the amount  recognized on the balance sheet. The
Company's  exposure to credit loss in the event of  nonperformance  by the other
party  to  the  financial   instrument  for  commitments  to  extend  credit  is
represented  by the  contractual  amount of those  instruments.  Commitments  to extend  credit  are  agreements  to lend to a  customer,  provided  there  is no violation of any condition  established in the contract.  Commitments  generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the  commitments are expected to expire without being drawn upon, the total  commitment  amounts do not necessarily  represent  future cash requirements. The Company uses the same credit policy in making commitments and conditional  obligations as they do for on-balance  sheet  instruments.  The
Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained,  if deemed necessary upon extension of credit, is based on management's  credit evaluation of the borrower.  At March 31, 2004 and
December 31, 2003, the Company had no undisbursed commercial loan commitments or consumer  credit card loan  commitments.  For the same  periods,  the  Company's undisbursed  accounts receivable  factoring  commitments  totaled  approximately
$6,814,00 and $8,138,000,  respectively. Notices of termination have been issued with respect to certain accounts receivable factoring and service arrangements.

CRITICAL ACCOUNTING ISSUES

ALLOWANCE FOR CREDIT LOSSES

            Management utilizes a comprehensive loan grading system to determine risk  potential  in  its  loan  portfolio.  Determination  of the  allowance  is inherently  subjective  as it  requires  significant  estimates,  including  the amounts and timing of expected  future cash flows on impaired  loans,  estimated losses on pools of homogeneous  loans based on historical loss  experience,  and consideration  of current  economic  trends,  all of which may be susceptible to significant change. See Notes 1, 3 and 4 of the Notes to Consolidated  Financial
Statements of the Company's  2003 10-KSB for a  description  of the  methodology used by the Company to determine  the required  allowance for credit  losses,  a discussion of risks  associated  with the process,  and  additional  information regarding the allowance and associated provision.

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
Determination  of whether a decline in market value is other than  temporary may be  subjective  because  it  requires  significant  estimates  of the  projected financial condition of the issuer, of the industry in which the issuer operates, and of local, regional,  and national economies.  See Notes 1 and 2 of the Notes to  Consolidated  Financial  Statements  of  the  Company's  2003  10-KSB  for a
description  of the  methodology  used by the Company to determine  the cost and fair value of equity securities available for sale.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In  April  2003,  the FASB  issued  SFAS No.  149,  "Accounting  for
Derivative  Instruments  and Hedging  Activities."  SFAS No. 149 amends SFAS No.
133,  "Accounting for Derivative  Instruments and Hedging  Activities." SFAS No.
149 improves  financial  reporting by requiring that  contracts with  comparable characteristics  be  accounted  for  similarly.  SFAS No. 149 is  effective  for contracts  entered  into or  modified  after June 30, 2003 and should be applied prospectively.  The Company  adopted SFAS No. 149 with no material impact on its financial  condition or results of  operations  for the quarter  ended March 31,
2004.

            In May 2003, the FASB issued SFAS No. 150,  "Accounting  for Certain
Financial Instruments with Characteristics of both Liabilities and Equity." SFAS
No. 150 improves financial reporting by establishing standards for how an issuer classifies and measures certain financial  instruments with  characteristics  of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified  after May 31, 2003,  and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted  SFAS No. 150 with no  material  impact on its  financial  condition  or results of operations for the quarter ended March 31, 2004.

            The Bank  adopted  Emerging  Issues  Task Force  (EITF)  03-1,  "The
Meaning  of Other  than  Temporary  Impairment  and Its  Application  to Certain
Investments,"  as of December 31, 2003. EITF 03-1 includes  certain  disclosures regarding  quantitative  and qualitative  disclosures for investment  securities accounted for under FAS 115,  "Accounting  for Certain  Investments  in Debt and
Equity  Securities,"  that  are  impaired  at the  balance  sheet  date,  but an other-than-temporary impairment has not been recognized. The disclosure requires a table of securities  which have  unrealized  losses as of the reporting  date, distinguished between securities which have been in a continuous unrealized loss position for 12 months or more and less than 12 months.  The table is to include aggregate  unrealized  losses and fair value of securities  whose fair value are below book value as of the reporting date. Additional information,  in narrative form,  is required  that  provides  sufficient  information  to allow  financial statement users to understand the  quantitative  disclosures and the information that the investor considered in reaching the conclusion that the impairments are not other  than  temporary.  At March 31,  2004,  the  Company  did not have any unrealized losses on investment securities.

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
HISTORICAL  TRENDS TO  ANTICIPATE  FUTURE  RESULTS  AND SHOULD BE AWARE THAT THE
TRADING PRICE OF THE COMPANY'S COMMON STOCK MAY BE SUBJECT TO WIDE  FLUCTUATIONS
IN RESPONSE TO  QUARTERLY  VARIATIONS  IN OPERATING  RESULTS AND OTHER  FACTORS,
INCLUDING THOSE  DISCUSSED IN THIS QUARTERLY  REPORT ON FORM 10-QSB AND THE RISK
FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB.

ITEM 3.  CONTROLS AND PROCEDURES

            Disclosure  controls  are  procedures  that  are  designed  with the objective of ensuring that information required to be disclosed in the Company's reports under the Securities  Exchange Act of 1934, such as this Form 10-QSB, is reported in accordance  with the  Securities  and Exchange  Commission's  rules.
Disclosure  controls are also  designed with the objective of ensuring that such information is accumulated and  communicated to management,  including the Chief
Executive  Officer and Chief  Financial  Officer as  appropriate to allow timely decisions regarding required disclosure.

            As of the end of the period covered by this Form 10-QSB, the Company carried out an evaluation  under the supervision and with the  participation  of the Company's  management,  including the Company's Chief Executive  Officer and
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Securities Exchange Act
Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation,  the Chief Executive
Officer and Chief  Financial  Officer  concluded  that the Company's  disclosure controls and procedures are effective to insure that information  required to be disclosed  in the reports  that the  Company  files  under the  Exchange  Act is recorded,  processed,  summarized and reported within the time periods specified by the SEC's rules and  regulations.  There were no  significant  changes in the
Company's internal controls or in other factors that could significantly  affect these controls subsequent to the date of their evaluation.

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

            Certifications  of the Chief  Executive  Officer and Chief Financial
Officer  regarding,  among other items,  disclosure  controls and procedures are included as exhibits to this Form 10-QSB.

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

              *32.1       Certification  of Chief Executive  Officer pursuant to
                          Section 906 of The Sarbanes-Oxley Act of 2002.

              *32.2       Certification  of Chief Financial  Officer pursuant to
                          Section 906 of The Sarbanes-Oxley Act of 2002.

      * Filed herewith.

      (b)     Reports on Form 8-K during the quarter

              The  Company  furnished  one report on Form 8-K during the quarter ended March 31, 2004.

              Date Furnished       Item No.   Description
              --------------       --------   -----------
              March 9, 2004        Item 5     On  March  9,  2004  the   Company
                                              announced    that    notices    of
                                              termination  had been issued  with
                                              respect   to   certain    accounts
                                              receivable factoring arrangements,
                                              with   the   terminations   to  be
                                              effective  in May  2004,  and that
                                              another    accounts     receivable
                                              factoring      arrangement     was
                                              terminated in February 2004.

                                   SIGNATURES

            In  accordance  with  the  requirements  of the  Exchange  Act,  the
Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 17, 2004             WEBFINANCIAL CORPORATION

                                By: /s/ Warren G. Lichtenstein
                                    ------------------------------
                                    Warren G. Lichtenstein
                                    President and Chief Executive Officer

                                By: /s/ Glen M. Kassan
                                    -------------------------------
                                    Glen M. Kassan
                                    Vice President and Chief Financial Officer

