Form 10KSB/A
period 2003-12-31
WEBFINANCIAL CORP
filed 2004-07-02
CIK 85149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
  [X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
             ACT OF 1934

             For the fiscal year ended December 31, 2003

                                       OR

  [ ]        TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d)  OF THE  SECURITIES
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

                                 Yes [X] No [ ]

            Check if there is no disclosure of delinquent  filers in response to
Item 405 of  Regulation  S-B contained in this form,  and no disclosure  will be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

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

                    Documents incorporated by reference: None

  Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

                                TABLE OF CONTENTS

                                     PART I                           Page No.
                                                                      --------

Item 1.    Description of Business                                       1

Item 2.    Description of Property                                       7

Item 3.    Legal Proceedings                                             7

Item 4.    Submission of Matters to a Vote of Security Holders           7

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters      9

Item 6.    Management's Discussion and Analysis or Plan of Operation     9

Item 7.    Financial Statements                                         22

Item 8.    Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure                       22

Item 8A.   Controls and Procedures                                      23

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act   24

Item 10.   Executive Compensation                                       27

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters               28

Item 12.   Certain Relationships and Related Transactions               30

Item 13.   Exhibits and Reports on Form 8-K                             30

Item 14.   Principal Accountant Fees and Services                       31

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

            On August 31,  1998,  the  Company  acquired,  through  WebFinancial
Holding Corporation  ("WebFinancial  Holding") a wholly-owned  subsidiary of the
Company,  90% of the outstanding common stock of WebBank, a Utah industrial loan corporation,  pursuant to an assignment  from Praxis  Investment  Advisers,  LLC
("PIA")  of  a  stock  purchase  agreement,  between  PIA  and  Block  Financial
Corporation ("Block"),  relating to the purchase by PIA of all of the issued and outstanding shares of common stock of WebBank.  Pursuant to the assignment,  the
Company paid Block $5,071,000  (including $288,000 of acquisition costs) for the shares of WebBank's common stock.

            On August 31, 1998, the Company formed Praxis  Investment  Advisers,
Inc. ("Praxis") and together with WebFinancial  Holding and Andrew Winokur,  the holder of the 10% of Praxis not owned by the Company,  entered into a management
agreement.   The   management   agreement   provided   that  Praxis  could  make
recommendations  to and consult  with the  management  and board of directors of
WebBank  about the  deployment  of WebBank's  capital,  the  development  of its business  lines,  its  acquisition  of  assets  and  its  distributions  to  its stockholders.  During  2000,  the  Company  significantly  reduced  the level of operations of Praxis and terminated the management agreement.

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

BUSINESS

            The Company,  through its operating subsidiaries,  operates in niche banking markets.  WebBank  provides  commercial and consumer  specialty  finance transactions.  WebBank is  authorized  by the Federal  Deposit  Insurance Act to charge  interest  (including  periodic  rates,  late fees and  prepayment  fees)
allowed  by Utah law on loans  made to  borrowers  who  reside  anywhere  in the country.  Any inconsistent state law limits are preempted by federal law, except for loans made in states that have opted out of the preemption  (i.e.,  Iowa and
Puerto Rico).  WebBank is a small,  business oriented institution insured by the
Federal Deposit Insurance Corporation ("FDIC") and examined and regulated by the
FDIC and the State of Utah Department of Financial Institutions.

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

                (a) substantially all of the revenue and income generated by the
                Company's accounts  receivable  factoring  operating segment for those  years,  and  (b) a  significant  part of the  income  and revenue of the Company for those years.  It is possible that the
                May 2004  termination  may not take  effect as  provided  in the termination notice and the arrangement may continue. The Company believes  that the  termination  of the two accounts  receivable factoring arrangements will have a significant adverse effect on its net income  during 2004.  In the event of the  scheduled May
                2004 termination,  accounts receivable  factoring will no longer be, at that time, WebBank's principal line of business and there
                can  be  no   assurance   that  the  Company  will  be  able  to
                successfully   enter   into   a   replacement   arrangement   or
                arrangements. WebBank is currently considering potential options to remain in the accounts  receivable  factoring  business.  See
                "Risk  Factors  - Our  business  could be  harmed  if a  certain
                accounts   receivable    factoring   and   service   arrangement
                terminates."

            o   PRIVATE LABEL STUDENT LENDING.  This is a secondary product line in which WebBank is involved.  It is an alternative to federally subsidized student loan programs. A third party sourcing company is engaged to source these loans.  WebBank  provides  funding to the  students  and sells the  loans to the third  party  shortly after origination of each loan. The third party sourcing company engaged  to  source  private  label  student  loans on behalf of
                WebBank has given  notice to WebBank  that it will not renew the arrangement.  Consequently,  this  arrangement will terminate at the conclusion of its current term on May 31, 2004. See "Note 20
                - Subsequent  Events" to the  Company's  Consolidated  Financial
                Statements.  This  product  represented  2.6%  and  3.9%  of the
                Company's revenues in 2003 and 2002, respectively.

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

DISTRIBUTION OF ASSETS,  LIABILITIES AND STOCKHOLDERS EQUITY; INTEREST RATES AND
INTEREST DIFFERENTIAL

            The following is a  presentation  of the Company's  average  balance sheets for the years ended December 31, 2003 and 2002. The presentation includes all major categories of interest earning assets and interest bearing liabilities
(in thousands):

                                                      Year Ended December 31,
                                                      2003              2002
                                                      ----              ----
ASSETS
------

Interest bearing deposits in other banks            $ 3,826           $ 2,515
Federal funds sold                                    2,243             1,781
Investment securities                                 1,695             1,659
Loans                                                 9,776            12,018

Purchased receivables
   Accounts receivable factoring                      6,908             3,890
   Other                                                368               726
                                                    -------           -------
      Total interest earning assets                  24,816            22,589

Allowance for credit losses                          (1,487)           (1,723)
Goodwill                                              1,380             1,380
Other assets                                          1,623             1,903
                                                    -------           -------

   Total assets                                     $26,332           $24,149
                                                    =======           =======

LIABILITIES
-----------

NOW/MMA deposits                                    $   718           $   381
Certificates of deposit                              12,181            11,869
   Total  interest bearing  liabilities              12,899            12,250

Non interest bearing demand deposits                    433               251
Other liabilities                                       230               369
                                                    -------           -------
    Total liabilities                                13,562            12,870

Minority interests                                      393               334

EQUITY
------

Common stock and paid-in-capital                     36,610            36,610
Accumulated deficit                                 (24,331)          (25,594)
Accumulated other comprehensive income (loss)            98               (71)
                                                    -------           -------
    Total Equity                                     12,377            10,945
                                                    =======           =======

    Total Liabilities and Equity                    $26,332           $24,149
                                                    =======           =======

            See "Management's  Discussion and Analysis or Plan of Operation" for
analysis of the Company's net interest margin with respect to yields on interest earning  assets and rates on interest  bearing  liabilities  for the years ended
December 31, 2003 and 2002.

INVESTMENTS
-----------

            The  following  table  represents  the book  value of the  Company's investments at December 31, 2003 and 2002 (in thousands):

                                                            December 31,
                                                            ------------
                                                      2003                 2002
                                                      ----                 ----

Obligations of states and political subdivisions    $    40           $     -
Mortgage backed securities                               74               122
Equity securities                                       258             1,619
                                                    -------           -------
      Total                                         $   372           $ 1,741
                                                    =======           =======

            The following table indicates the respective maturities and weighted average  yields of the Company's  investment  portfolio at December 31, 2003 (in thousands):

                                                    Due in one year or less   Due after one year to five years
                                                    -----------------------   --------------------------------
                                                   Amount      Average yield     Amount        Average yield
                                                   ------      -------------     ------        -------------

Obligations of states and political subdivisions   $    -             -          $  40             2.25%
                                                   ------        --------        ------        -------------
Mortgage backed securities                              -             -              -                -
                                                   ------        --------        ------        -------------

                                                    Due after five years to ten years    Due after ten years
                                                    ---------------------------------    -------------------
                                                   Amount      Average yield     Amount        Average yield
                                                   ------      -------------     ------        -------------

Obligations of states and political subdivisions   $    -             -          $   -                -
                                                   ------        --------        ------        -------------
Mortgage backed securities                         $    -             -          $  74             6.32%
                                                   ------        --------        ------        -------------

LOAN PORTFOLIO

            The Company engages, through its  WebBank  subsidiary,    in several
lending programs. See "Description of Business - Accounts Receivable Factoring."
The  following  table  presents  various  categories  of loans  contained in the
Company's  loan  portfolio  and  the  total  amount  of  all  loans,   including
nonaccruing loans, at December 31, 2003 and 2002 (in thousands):

                                                              December 31,
                                                              ------------
                                                         2003              2002
                                                         ----              ----

Commercial, financial and agricultural                 $ 8,730           $11,658
Installment loans to individuals                            89               168
Purchased receivables
   Accounts receivable factoring                         7,352             4,622
   Other                                                   268               479
                                                       -------           -------
      Totals                                           $16,439           $16,927
                                                       =======           =======

            The following table presents  various  categories of loans contained in the Company's  loan  portfolio and the maturity and interest  sensitivity  of loans at December 31, 2003 (in  thousands).  Installment  loans to  individuals, which have no stated maturity, are shown as due in one year or less.

                                                                       Due after one
                                                 Due in one year or   year through five    Due after five
                                                       less                 years              years
                                                       ----                 -----              -----
Commercial, financial and agricultural                $     -               $   323          $   8,407
Installment loans to individuals                           89                     -                  -
Purchased receivables
   Accounts receivable factoring                        7,352                     -                  -
   Other                                                    -                   268                  -
                                                      -------               -------          ---------
      Totals                                          $ 7,441               $   591          $   8,407
                                                      =======               =======          =========

            The following table presents  various  categories of loans contained in the Company's loan portfolio due after five years by interest  sensitivity at
December 31, 2003 (in thousands):

                                                             Loans with
                                            Loans with       floating or
                                           predetermined     adjustable
                                          interest rates    interest rates
                                          --------------    --------------
Commercial, financial and agricultural     $         -       $    8,730
Installment loans to individuals                     -               89
Purchased receivables
   Accounts receivable factoring                 7,352                -
   Other                                           268                -
                                           -----------       ----------
      Totals                               $     7,620       $    8,819
                                           ===========       ==========

            The following  table  presents  risk elements in the loan  portfolio represented by  nonaccruing,  past due, and  restructured  loans (in thousands).
There were no foreign loans in the portfolio,  and there were no  concentrations greater than 10% of the loan portfolio as of December 31, 2003.

                                                                    December 31,
                                                                    ------------
                                                               2003             2002
                                                               ----             ----

Nonaccrual loans                                             $  1,251         $  1,171
Accruing loans past due 90 days or more                            87                4
Troubled debt restructurings not shown above                        -                -
                                                             --------         --------
   Total                                                     $  1,338         $  1,175
                                                             ========         ========

Interest on nonaccrual loans above:
   Amount if interest had been accrued during period         $    111         $    150
   Amount of interest accrued during period                  $     17         $     36

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

DEPOSITS

            The Company offers, through its WebBank subsidiary,  a limited range of deposit products.  All of the Company's deposit products,  with the exception of certificates of deposit,  are with business customers.  For a full discussion of the  Company's  certificates  of  deposit,  see "Risk  Factors - Reliance  on brokered  certificates  of deposit could have a negative effect on our liquidity and operating results."

            The  following  table shows the  average  amount and rate on deposit categories  in excess of 10% of  average  total  deposits  for the years  ending
December 31, 2003 and 2002 (in thousands).  The Company had no foreign  deposits during these periods.

                                           Average Amount for Year Ended December 31,
                                           ------------------------------------------
                                                  2003                    2002
                                                  ----                    ----

Non interest bearing demand deposits           $    433                 $   251
NOW/MMA deposits                                    718                     381
Certificates of deposit                          12,181                  11,869
                                               --------                 -------
   Total deposits                              $ 13,332                 $12,501
                                               ========                 =======

                                             Average Rate Paid for Year Ended December 31,
                                             ---------------------------------------------
                                                  2003                    2002
                                                  ----                    ----

Non interest bearing demand deposits              N/A                      N/A
NOW/MMA deposits                                2.51%                    2.36%
Certificates of deposit                         2.61%                    2.75%
   Total deposits                               2.60%                    2.73%

The  following  table  indicates  amounts  of time  certificates  of  deposit of
$100,000 or more and their  respective  maturities  as of December  31, 2003 (in thousands):

           Remaining Term                               Amount
           --------------                               ------

Three months or less                                   $  2,229
Over three months through six months                      1,024
Over six months through twelve months                     3,020
Over twelve months                                        5,091
                                                       --------
   Total                                               $ 11,364
                                                       ========

Return on Equity and Assets

Returns on average  consolidated assets and average  consolidated equity for the years ended December 31, 2003 and 2002 were as follows:

                                                    Year Ended December 31,
                                                     2003            2002
                                                     ----            ----

Return on average assets                            8.01%            1.90%
Return on average equity                           17.04%            4.19%
Dividend payout                                     0.00%            0.00%
Average equity to average assets                   47.00%           45.32%

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
The  Company  believes  that  the  termination  of the two  accounts  receivable factoring  arrangements will have a significant adverse effect on its net income during  2004.  The  Company  expects  that if the May 2004  termination  becomes effective  during the second quarter of 2004,  WebBank will (a) not generate any gain or loss from the May 2004 termination as the sourcing and servicing company has elected to purchase the  portfolio of accounts  receivable  at WebBank's net book value, and (b) generate  approximately  $5.9 million of cash as a result of the sale of the portfolio. It is also anticipated that the cash generated by the subject  termination  will be used to retire  Certificates  of  Deposit  as they mature.  See "Risk Factors - Our business could be harmed if a certain  accounts receivable factoring and service arrangement terminates."

            Net income was  $2,109,000,  or $.48 per common share,  for the year ended December 31, 2003, compared to net income of $459,000,  or $.11 per common share, for the year ended December 31, 2002. A summary of comparative changes in the  major  components  of net  income  between  the two  years is shown  below, including the effect of a deferred income tax benefit of $757,000  which was the result of management's  determination that the Net Operating Loss resulting from
WebBank's prior year operations  would "more likely than not" be utilized in the near future.

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

            The following is an analysis of the  Company's  net interest  margin for the years  ended  December  31,  2003 and 2002 with  respect  to each  major category of interest earning asset and interest bearing liability:

                                                  Average                          Average
       2003                                        Amount      Interest Earned    Yield/Rate
       ----                                     -----------    ---------------    ----------

INTEREST EARNING ASSETS
Interest bearing deposits in other banks          $ 3,826          $    17              0.44%
Federal funds sold                                  2,243               42              1.87%
Investment securities                               1,695               84              4.96%
Loans                                               9,776              858              8.78%
Purchased receivables
   Accounts receivable factoring                    6,908            3,200             46.33%
   Other                                              370               32              8.67%
                                                  -------          -------             ------
  TOTAL INTEREST EARNING ASSETS                   $24,816          $ 4,233             17.06%
                                                  =======          =======             ======

INTEREST BEARING LIABILITIES
NOW/MMA deposits                                  $   718          $    18              2.51%
Certificates of deposit                            12,181              318              2.61%
                                                  -------          -------             ------
   TOTAL INTEREST BEARING LIABILITIES             $12,899          $   336              2.60%
                                                  =======          =======             ======

NET INTEREST INCOME                                                $ 3,897
                                                                   =======
NET INTEREST MARGIN                                                                    15.70%
                                                                                       ======

                                                 Average                           Average
          2002                                    Amount       Interest Earned    Yield/Rate
          ----                                  -----------    ---------------    ----------

INTEREST EARNING ASSETS
Interest bearing deposits in other banks          $ 2,515           $    53              2.11%
Federal funds sold                                  1,781                28              1.57%
Investment securities                               1,659                39              2.35%
Loans                                              12,018             1,078              8.97%
Purchased receivables
   Accounts receivable factoring                    3,890             1,429             36.73%
   Other                                              726                63              8.68%
                                                  -------           -------           -------
  TOTAL INTEREST EARNING ASSETS                   $22,589           $ 2,690             11.91%
                                                  =======           =======           =======

INTEREST BEARING LIABILITIES
NOW/MMA deposits                                  $   381           $     9              2.36%
Certificates of deposit                            11,869               326              2.75%
                                                  -------           -------           -------
   TOTAL INTEREST BEARING LIABILITIES             $12,250           $   335              2.73%
                                                  =======           =======           =======

NET INTEREST INCOME                                                 $ 2,355
NET INTEREST MARGIN                                                                     10.43%

            The  following  table  represents  the  effect of  changes in volume
(average  balances) and interest rates on interest  income and interest  expense when  comparing the year 2003 to the year 2002 (in  thousands).  The effect of a change in volume has been determined by applying the highest average rate to the change in the average balances  between the two periods.  The effect of a change in the average rate has been  determined by applying the highest average balance to the change in average rates between the two periods. Changes resulting from a mix of volume/rate variances were distributed proportionately between volume and rate based on the relative  values of the volume and rate variances to the total mix variance.

                                                 Year Ended December 31, 2003 Compared to 2002

                                               Due to Volume      Due to Rate       Total Change
                                               -------------      -----------       ------------

INCREASE (DECREASE) IN INTEREST INCOME
Interest bearing deposits in other banks          $     6           $   (42)          $   (36)
Federal funds sold                                      8                 6                14
Investment securities                                   2                43                45
Loans                                                (197)              (23)             (220)
Purchased receivables
   Accounts receivable factoring                    1,201               570             1,771

   Other                                              (31)             --                 (31)
                                                  -------           -------           -------
   TOTAL INTEREST INCOME                          $   989           $   554           $ 1,543
                                                  =======           =======           =======

INCREASE (DECREASE) IN INTEREST EXPENSE
NOW/MMA deposits                                  $     8           $     1           $     9
Certificates of deposit                                 8               (16)               (8)
                                                  -------           -------           -------
   TOTAL INTEREST EXPENSE                         $    16           $   (15)          $     1
                                                  =======           =======           =======

            PROVISION FOR CREDIT  LOSSES.  The credit loss  provision  increased from a credit of  $(60,000)  in 2002 to a provision  of  $394,000  in 2003.  The primary  reason  for the  increase  was a  higher  level of  charge  offs in the

Factoring Program. During 2003, a total of $600,000 of factored receivables were charged  off versus $0 in 2002.  The  charge  offs in 2003  required  additional provision  for credit losses in order to restore the allowance for credit losses to a level  adequate to absorb  potential  losses in the remaining  portfolio of factored  receivables.  The  increase  in charge  offs  between the two years is attributable to several factors. The average factoring  receivables  outstanding under the  factoring  program  were over  $3,000,000  higher in 2003,  more than double the average  outstandings  in 2002 when the  factoring  program was first launched,  which created a higher probability of charge offs in the second year.
Another  reason for the  increase  in charge  offs  between the two years is the higher  element of risk of the factoring  business  compared to the risk of most other forms of lending,  which is evidenced by a higher yield. Factoring program clients are generally not bankable in a traditional sense. Although underwriting and  monitoring  standards did not change at WebBank from year to year, a number of losses were  certain to occur with the passage of time  because of the credit risk factor  involved.  Of the  $600,000  of charge offs in 2003,  approximately
$520,000 were due to client business difficulties and approximately $80,000 were due to client collusion or fraud.  Collection efforts are ongoing. The increased provision  for credit  losses was required to restore the  allowance  for credit losses to an adequate  level  following  the charge offs in 2003.  Additionally, amortization  and pay downs of  commercial  loans  reduced the amount  needed to replenish the  allowance for credit losses in 2003 and created a $60,000  credit loss credit in 2002.

            An analysis of the Company's  allowance for credit losses and credit loss experience is furnished in the following table for the years ended December
31, 2003 and 2002 (in thousands):

                                                    Year Ended December 31,
                                                    2003              2002
                                                    ----              ----

Balance at beginning of year                       $ 1,526           $ 1,972

Charge-offs by category
   Commercial, financial and agricultural             --                 358
   Installment loans to individuals                     18                28
   Purchased receivables
      Accounts receivable factoring                    600              --
      Other                                           --                --
                                                   -------           -------
         Total charge-offs                             618               386

Recoveries by category
   Commercial, financial and agricultural             --                --
   Installment loans to individuals                   --                --
   Purchased receivables
      Accounts receivable factoring                   --                --
      Other                                           --                --
                                                   -------           -------
         Total recoveries                             --                --
                                                   -------           -------

Net charge-offs                                        618               386

Provision charge (credit) to operations                394               (60)
                                                   -------           -------

Balance at end of year                             $ 1,302           $ 1,526
                                                   =======           =======

Ratio of net charge-offs to average loans
   outstanding during the year                        3.62%             2.32%
                                                   =======           =======

            At December 31, 2003 and 2002,  the  allowance for credit losses was allocated as follows (in thousands):

                                                                     December 31,
                                                           2003                         2002
                                                           ----                         ----
                                               Amount of     % of loans in    Amount of     % of loans in
                                             allowance by     category to     allowance      category to
Balance at End of Year Applicable to:          category       total loans      category      total loans
-------------------------------------          --------       -----------      --------      -----------

Commercial, financial and agricultural          $1,130           53.11%         $1,382            68.87%
Installment loans to individuals                     1            0.54%              3             0.99%
Purchased receivables
   Accounts receivable factoring                   166           44.72%            131            27.31%
   Other                                             5            1.63%             10             2.83%
Unallocated                                       --              N/A              --               N/A
                                                ------       ---------          ------          -------
   Totals                                       $1,302          100.00%         $1,526           100.00%
                                                ======       =========          ======          =======

            The  allowance for credit losses is  established  upon  management's evaluation of the potential  credit losses in the Company's loan  portfolio.  In analyzing the adequacy of the Company's allowance,  management considers its own review as well as the results of independent external credit reviews, changes in the composition and volume of the loan portfolio,  levels of non-performing  and charge-off  loans,  local and national economic  conditions,  and other factors.
Performing  loans are evaluated under the guidelines of FASB 5 and other current accounting literature.  Performing commercial, financial, and agricultural loans are evaluated on a loan by loan basis. Other performing loans are evaluated on a pooled basis.  Nonperforming and other impaired loans are evaluated on a loan by loan basis under the guidelines of FASB 114. (See "Critical  Accounting Issues -
Allowance for Credit Losses" for further details  regarding the determination of the allowance).

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

            INCOME TAXES.  Income tax benefits of $(756,000)  and $(10,000) were recorded in 2003 and 2002,  respectively.  During 2003, the Company  reduced its valuation reserve for a deferred tax asset by $1,302,000 resulting in a deferred tax benefit of  $(757,000)  offset by a current  tax  provision  of $1,000.  The decrease  in  valuation  reserve in 2003  represented  the  amount of  valuation allowance  remaining  at  WebBank.  Since its  inception  in 1998,  WebBank  had experienced a history of  inconsistent  earnings which made it "more likely than not"  that  some  portion  or  all of  the  deferred  tax  assets  would  not be recognized.  Therefore, a valuation allowance was established in accordance with
FASB 109,  paragraph 17e. As of December 31, 2003, the Company  determined that, based  on the  two  previous  year's  earnings  and  the  prospect  for  similar performance in the foreseeable future, it was "more likely than not" that all of
WebBank's deferred tax assets would be recognized. In 2002, the Company recorded a current tax benefit of $(10,000).

INTEREST RATE RISK

            Movements in interest  rates can  significantly  impact the interest the Company  earns on loans and  investments  as well as the interest it pays on deposits and other borrowings.  The Company monitors the risk through the use of gap measurement.  Gap measurement  analyzes the difference between the amount of assets  that  reprice  during  specific  periods  of  time  and  the  amount  of liabilities that reprice during the same corresponding  periods. This provides a relative measure of the impact on net interest income from future changes in the direction  of interest  rates.  Using gap  measurement,  if the Company has more assets repricing or subject to change during a period of time than  liabilities, it is asset sensitive. If more liabilities reprice or are subject to change than assets,  it is  liability  sensitive.  As of December  31,  2003,  the  interest sensitivity of WebBank for the following periods was as follows:

                                                 Over Three
                                     Three         Through     Over One                      Non-
                                   Months or        Twelve    Year Through    Over Five     Interest
ASSETS                                Less          Months     Five Years       Years       Bearing       Total
------                                ----          ------     ----------       -----       -------       -----

Interest-bearing deposits in
other financial institutions         $ 1,603      $  --         $  --         $  --        $    10       $ 1,613

Securities available for sale              9           27            30             8         --              74

Securities held to maturity             --           --              40             8         --              48

Federal funds sold                       965         --            --            --           --             965

Loans, net                             5,542        2,499         2,261         2,928         --          13,230
Non-interest earning assets, net        --           --            --            --          3,224         3,224
                                     -------      -------       -------       -------      -------       -------
 Total Assets                        $ 8,119      $ 2,526       $ 2,331       $ 2,944      $ 3,234       $19,154
                                     =======      =======       =======       =======      =======       =======

LIABILITIES AND SHAREHOLDERS
  EQUITY

Noninterest-bearing deposits         $  --        $  --         $  --         $  --        $   206       $   206

Interest-bearing deposits              2,548        5,201         3,962          --           --          11,711

Other liabilities                       --           --            --            --            324           324

Shareholders' equity                    --           --            --            --          6,913         6,913

                                     -------      -------       -------       -------      -------       -------
Total liabilities and
shareholders equity                  $ 2,548      $ 5,201       $ 3,962       $  --        $ 7,443       $19,154
                                     =======      =======       =======       =======      =======       =======

Interest rate sensitivity gap        $ 5,571      $(2,675)      $(1,631)      $ 2,944      $(4,209)      $  --

Cumulative interest rate
sensitivity gap                      $ 5,571      $ 2,896       $ 1,265       $ 4,209      $  --         $  --

Cumulative % of rate sensitive
assets in repricing  period            42.39%       55.58%        67.75%        83.12%      100.00%          N/A

Repricing gap % for repricing
period                                318.64%       48.57%        58.83%          N/A        43.45%          N/A

Cumulative repricing gap %            318.64%      137.37%       110.80%       135.94%      100.00%          N/A

            The Cumulative Repricing GAP %'s above, which are greater than 100%, indicate that WebBank is asset  sensitive for all cumulative  repricing  periods presented.  The Company's focus has been to remain asset sensitive in periods of historically  low interest rates.  This has been  accomplished by lending almost exclusively  on a  variable  rate  basis and  extending  the  maturities  of the
Company's  brokered  certificates of deposit as necessary to create the level of interest  sensitivity  the Company  desires.  As rates rise, the Company's loans will  reprice more quickly on average  than the deposit  base,  creating  larger interest  margins and higher interest  income.  If interest rates decrease,  the opposite  effect will occur,  however to a lesser degree.  Downside  protections include the fact that  interest  rates are at  historic  low levels and the fact that 72% of the  loans in the  commercial  loan  portfolio  have  interest  rate floors.

MARKET RISK

            The Company  invests in securities from time to time which expose it to a risk of loss arising from  adverse  changes in prices of those  securities.
Some  investments  are of a fixed income variety such as U.S.  Treasuries,  U.S.
Agencies, and municipal securities.  Other investments are of the equity variety such as securities of public companies that are publicly traded.  In both cases, the  securities  are accounted for under the guidelines of FASB 115. The Company classifies its securities as either  "available for sale," which are recorded at the lower of cost or fair value or "held to  maturity,"  which are  recorded  at
cost.   The  Company  has  never   engaged  in  practices   that  would  require
classification  of its securities as "trading." The Company  recognized gains on sales of available-for-sale  securities of $891,000 and $0 in the years 2003 and
2002,  respectively.  The  Company  also  recorded a loss on the  impairment  of available-for-sale  securities  of  $334,000  and $0 in the years 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

            Liquidity  risk is the  possibility  that the  Company's  cash flows might not be adequate to fund its ongoing operations and meet its obligations in a timely and cost effective manner. It monitors liquidity risk primarily through
GAP  methodology,  that is, the  measurement  of how quickly  its assets  mature versus how quickly its liabilities mature. If more assets mature in a given time period  than  liabilities,  the  Company  is asset  sensitive.  The  more  asset sensitive  the Company is, the more  liquid it is because the  existing  funding sources are  available to replace any assets that run off. A sample of WebBank's liquidity  positions for the next six months and one year from December 31, 2003 are shown below:

                                                         Six Months         One Year
                                                         ----------         --------
      Cumulative Total Assets Maturing ($000)               8,869             9,287
      Cumulative Total Liabilities Maturing ($000)          4,269             7,289
      Cumulative Maturity GAP ($000)                        4,600             1,998
      Cumulative Maturity GAP (%)                           207.8             127.4

            The Cumulative  Maturity GAP %'s for the next six and twelve months, which are greater than 100%,  indicate that WebBank is asset sensitive for those periods.  The  Company has tried to be matched or slightly  asset  sensitive  in order to moderate  liability risk. This has been  accomplished by focusing asset growth on purchased receivable lending, which has short maturities, and matching or extending the maturities of the Company's brokered certificates of deposit as necessary to create the level of liquidity it desires, taking into consideration the levels of other risks such as interest rate risk.

            At December 31, 2003 and December 31, 2002,  the Company's  cash and cash  equivalents  totaled  $7,245,000 and  $6,546,000,  respectively.  The cash balances at December 31, 2003 and December 31, 2002  included  liquidity to fund expected growth in purchased receivables.  However,  notices of termination have been given with respect to two agreements included in the factoring program and, based  on the  terms of the  factoring  agreements,  the  other  parties  to the factoring  agreements have the right to purchase the Company's current portfolio of purchased  receivables.  One party  purchased  approximately  $500,000 of the factoring  portfolio in February  2004.  The Company used the proceeds to reduce outstanding  certificates  of deposit.  If the remainder of the  receivables  is purchased,  the  Company  also  intends  to use those  proceeds  to  reduce  the outstanding  certificates  of deposit as they  mature.  Funding  for  WebBank is obtained  primarily from  certificates of deposit  obtained  through brokers and from a  $500,000  unsecured  line of  credit  with a local  correspondent  bank.

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

CRITICAL ACCOUNTING ISSUES

ALLOWANCE FOR CREDIT LOSSES

            Management utilizes a comprehensive loan grading system to determine risk  potential  in  its  loan  portfolio.  Determination  of the  allowance  is inherently  subjective  as it  requires  significant  estimates,  including  the amounts and timing of expected  future cash flows on impaired  loans,  estimated losses on pools of homogeneous  loans based on historical loss  experience,  and consideration  of current  economic  trends,  all of which may be susceptible to significant change. The amount of allowance for credit losses assigned to a loan or group of loans is determined by the category of loan as described below:

            o    The  allowance for credit  losses for  non-impaired  commercial loans  is  calculated  on a loan by loan  basis.  Each  loan is assigned a grade ranging from 1 (excellent) to 7 (substandard).
                 A two  dimensional  matrix is used to  determine  the amount of allowance assigned.

                 One axis of the matrix consists of six risk factors which could contribute to a potential  loss for that loan. The risk factors cover both a) elements related specifically to the loan such as financial condition of the borrower and value of collateral and
                 b) elements  related to external  matters such as the condition of the  local  economy  or  industry  trends.  Each of the risk factors is assigned a  percentage  weight  which  reflects  the potential  risk of loss  relative  to  each of the  other  five factors.

                 The  second  axis of the  matrix  consists  of up to five  risk levels.  Each of the risk levels is represented by a percentage figure that equals the portion of the outstanding  loan balance that is expected to be a loss. The risk level  percentage falls within a range of  percentages  assigned to that grade based on historical loss experience

                 The  allowance  for  credit  losses  for a  particular  loan is calculated  by matching  one of the five risk levels to each of the six risk factors.  The product of the risk level percentage and the risk factor weight is  calculated  for each risk factor and all six are summed to produce the allowance for credit loss percentage used for that loan.

                 The matrix  approach  allows  the  Company  to  quantify,  in a
                 logical  fashion  based  on  both  historical   experience  and
                 currently available information, whether or not a future credit loss is probable and, if so,  approximately  how much that loss will be. This methodology,  in the Company's opinion,  complies with the guidelines of the FASB's SFAS No. 5,  "Accounting  for
                 Contingencies"    and   related   accounting   and   regulatory
                 guidelines.

                 The above calculation is performed for non-impaired  commercial
                 loans   ranging   from   grade  1   (excellent)   to   grade  7
                 (substandard). For loans graded 8 (doubtful) or 9 (loss), which are considered impaired,  the matrix is not used. The allowance for credit losses for impaired  loans is  calculated  using the guidelines  of SFAS No.  114,  "Accounting  for  Creditors  for
                 Impairment of a Loan." A loan is  considered  impaired if it is probable  that the  Company  will not  collect  all amounts due according  to  the  contractual  terms  of  the  original  loan agreement. The preferred methodology for calculating impairment under  SFAS  No.  114 is to  calculate  the  present  value  of expected  cash flows from the loan and  subtract  that from the current book value of the loan.  The  difference,  if positive, requires additional allowance for credit losses. If the loan is collateral dependent,  another methodology used is to determine the market value of the collateral,  less selling expenses, and subtract  that from the  current  book  value of the loan.  The difference,  if positive,  requires  additional  allowance  for credit losses.

            o    The  allowance  for credit  losses for  non-impaired  purchased receivables  is  calculated  on a pooled  or group  basis.  The allowance  amount  is  based  on a  percentage  of  outstanding receivables  which takes into  consideration  a combination  of historical  loss experience and industry loss  experience.  The allowance for credit losses for impaired purchased  receivables is calculated  on a loan by loan basis in  accordance  with the guidelines of FASB 114 as described above.

            o    The  allowance  for  credit  losses  for  credit  card loans is calculated on a pooled or group basis.  The allowance amount is based on a percentage of  outstanding  receivables  which takes into  consideration a combination of historical loss experience and current trends.

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

DEFERRED INCOME TAXES

            The  Company  uses the  liability  method of  accounting  for income taxes.  Under the  liability  method,  deferred  tax  assets  and  deferred  tax liabilities  are  recognized  for the future tax  consequences  attributable  to differences  between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry  forwards.  Deferred tax assets and deferred tax  liabilities are measured using  enacted  tax rates  expected  to apply to taxable  income in the years in which those temporary  differences are expected to be recovered or settled.  The effect on deferred tax assets and deferred  tax  liabilities  of a change in tax rates is recognized in income in the period that includes the enactment date.

The net change in the total deferred tax valuation  allowance for the year ended
December 31, 2003 was a decrease of  $1,302,000.  The decrease  represented  the amount of valuation allowance remaining at WebBank. Since its inception in 1998,
WebBank had experienced a history of  inconsistent  earnings which made it "more likely than not" that some  portion or all of the  deferred tax assets would not be recognized.  Therefore,  a valuation  allowance was established in accordance with FASB 109,  paragraph 17e. As of December 31, 2003,  the Company  determined that,  based on the two  previous  year's  earnings and the prospect for similar performance in the foreseeable future, it was "more likely than not" that all of
WebBank's  deferred  tax assets would be  recognized.  See Notes 1 and 12 of the
Notes to  Consolidated  Financial  Statements  for a further  description of the methodology  used  by the  Company  to  determine  the  deferred  tax  valuation allowance.

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

            WebBank adopted Emerging Issues Task Force (EITF) 03-1, "The Meaning
of  Other   than   Temporary   Impairment   and  Its   Application   to  Certain
Investments,"as  of December 31, 2003.  EITF 03-1 includes  certain  disclosures regarding  quantitative  and qualitative  disclosures for investment  securities accounted for under FAS 115,  "Accounting  for Certain  Investments  in Debt and
Equity  Securities,"  that  are  impaired  at the  balance  sheet  date,  but an other-than-temporary impairment has not been recognized. The disclosure requires a table of securities  which have  unrealized  losses as of the reporting  date, distinguished between securities which have been in a continuous unrealized loss position for 12 months or more and less than 12 months.  The table is to include aggregate  unrealized  losses and fair value of securities  whose fair value are below book value as of the reporting date. Additional information,  in narrative form,  is required  that  provides  sufficient  information  to allow  financial statement users to understand the  quantitative  disclosures and the information that the investor considered in reaching the conclusion that the impairments are not other than  temporary.  At December 31,  2003,  the Company did not have any unrealized losses on investment securities.

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

RELIANCE ON BROKERED CERTIFICATES OF DEPOSIT COULD HAVE A NEGATIVE EFFECT ON OUR
LIQUIDITY AND OPERATING RESULTS.

            Our funding depends  primarily on brokered  certificates of deposit.
Brokered  certificates  of deposit are time  deposits,  generally  in amounts of
$100,000 or less,  placed in a bank by a broker.  The broker receives a fee from
the  bank  and/or  the  depositor  for  providing  this  intermediary   service.
Depositors  that  invest in  brokered  certificates  of  deposit  are  generally interest  rate  sensitive  and  well  informed  about  alternative  markets  and investments. Consequently, funding with brokered certificates of deposit may not provide the same stability to a bank's deposit base as traditional  local retail deposit  relationships.  Because of our  dependence  on the market for  brokered certificates  of deposit (98% of WebBank's total deposits at December 31, 2003), our  liquidity  may be negatively  impacted if that funding  source  experiences supply  difficulties  due to loss of investor  confidence  or a flight to higher quality investments such as U.S. Treasury  securities.  In addition,  only banks that are determined to be "well  capitalized" by their  regulatory  agencies are permitted to issue brokered certificates of deposit without restriction.  In the event  WebBank  were no longer  classified  as "well  capitalized,"  we might be required to obtain permission from our regulators to issue brokered certificates of deposit, which could be denied under certain circumstances.

            Our  operating  results  may be  negatively  impacted by a change in
interest  rates  required  to  obtain  brokered   certificates  of  deposit.  An
explanation of how this could negatively impact "rate differentials" is provided in the following  risk factor  entitled  "Changes in interest rates could have a negative  effect on our  operating  results." In general,  increases in interest rates on brokered  certificates  of deposit  will reduce our  operating  income.
Increases in the rates we pay for brokered  certificates  of deposit could occur because of various reasons  including shifts in the Treasury yield curve, a loss of  confidence  in  the  market  for  brokered  certificates  of  deposit,  or a deterioration of WebBank's financial condition.

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

SIGNIFICANT  NEW LAWS OR CHANGES IN EXISTING LAWS OR MONETARY  POLICY  AFFECTING
THE  BANKING  INDUSTRY  COULD HAVE A MATERIAL  ADVERSE  AFFECT ON OUR RESULTS OF
OPERATIONS.

            Our banking subsidiary,  WebBank, is subject to extensive government regulation  and  supervision  under various  state and federal  laws,  rules and regulations, primarily under the rules and regulations of the FDIC and the State of Utah  Department of Financial  Institutions.  These laws and  regulations are designed primarily to protect depositors, borrowers, and the Bank Insurance Fund of the FDIC.  WebBank's  regulators  maintain  significant  authority  to impose requirements  on  WebBank's  operations,  such as  limiting  its  activities  or mandating  that it hold increased  capital.  For example,  WebBank's  regulators recently required WebBank to obtain the prior non-objection of the FDIC and Utah
Department of Financial  Institutions before developing new lines of activity or expanding  existing  lines of activity,  as well as before making changes to its board of directors or senior executive  officers.  Objections to WebBank's lines of business,  enactment of  significant  new laws,  changes in existing  laws or repeals of existing laws may cause WebBank's  results to change  materially.  In addition,  federal  monetary  policy,  particularly  as implemented  through the
Federal  Reserve  System,  such as  changes  in  interest  rates,  could  affect
WebBank's financial  condition.  Changes in interest rates can affect the number of loans  WebBank  originates,  as well as the  value  of its  loans  and  other interest-earning  assets and the  ability to realize  gains on the sale of those assets and  liabilities.  Prevailing  interest  rates also  affect the extent to which  borrowers  prepay loans owned by WebBank.  When interest rates  increase, borrowers  are less likely to prepay  their loans,  and vice versa.  WebBank may then be  required  to  invest  funds  generated  by  those  prepayments  at less favorable interest rates.  Increases in interest rates could hurt the ability of borrowers who have loans with floating  interest  rates to meet their  increased payment  obligations.  If those  borrowers were not able to make their payments, then  WebBank  could suffer  losses,  and its level of  performing  assets would decline.

OUR BUSINESS  COULD BE HARMED IF A CERTAIN  ACCOUNTS  RECEIVABLE  FACTORING  AND
SERVICE ARRANGEMENT TERMINATES.

            At December  31, 2003,  accounts  receivable  factoring  constituted
WebBank's  principal  line of  business.  We have  announced  that a  notice  of termination  has been  issued  with  respect  to a certain  accounts  receivable factoring  arrangement,  with the  termination  to be effective in May 2004, and that another accounts  receivable program was terminated in February 2004. Under the accounts receivable factoring arrangement that is scheduled to be terminated in May 2004,  the  factoring  company  has an option to  purchase  the  existing portfolio  of  accounts  receivable  from  WebBank at book value.  The  accounts receivable  factoring  arrangement  with that  factoring  company  accounted for approximately  35% and 47% of our  consolidated  revenues  for the  years  ended
December 31, 2002 and 2003,  respectively,  and 85% and 66% of our  consolidated operating  income for the years ended December 31, 2002 and 2003,  respectively.
Under the accounts  receivable  factoring  arrangement  that was  terminated  in
February  2004,  the  factoring  company  exercised  an option to  purchase  the existing portfolio of accounts receivable from WebBank at book value on March 2,
2004. The accounts receivable factoring  arrangement with that factoring company accounted for  approximately 5% of our consolidated  revenues for the year ended
December 31, 2003 and 8% of our consolidated operating income for the year ended
December 31, 2003.  This  arrangement  did not account for any revenues in 2002.
There can be no  assurance  that we will be able to  successfully  enter  into a replacement arrangement or arrangements.  We believe that if the purchase option for the existing  factoring  arrangement  becomes effective during 2004, WebBank will (a) not generate any gain or loss as a result of the sale of the  portfolio because the factoring  company has elected to purchase the portfolio of accounts receivable  at  WebBank's  net book value,  and (b)  generate  approximately  $6 million of cash as a result of the sale of the portfolio. Nevertheless, in light of the significant  revenue and operating income  attributable to this factoring arrangement,  we believe an exercise of the purchase option  significantly prior to December 31, 2004 could have a significant  adverse  effect on our net income during 2004.

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

            All of these  entities are branches or  subsidiaries  of much larger organizations affiliated with statewide, regional or national banking companies, and as a result may have greater resources and lower cost of funds. There can be no assurance that we will be able to compete effectively in the future.

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

WE MAY EXPAND INTO NEW  NON-BANKING  ACTIVITIES,  WHICH WOULD EXPOSE US TO RISKS
ASSOCIATED WITH NEW BUSINESSES.

            We  continue   to  consider   new   business   opportunities,   both
bank-related and otherwise. We believe that an acquisition can help create value for stockholders through increased growth, as well as the utilization of our net operating losses. Accordingly, we may expand our operations into new non-banking activities in the future.  Although we have experience in providing bank-related services,  this  expertise  may not  assist  us in  expansion  into  non-banking activities.  As a  result,  we may be  exposed  to  risks  associated  with  new businesses,  such as (1) a lack of market and product  knowledge or awareness of other  industry  related  matters  and (2) an  inability  to attract  and retain qualified employees with experience in these non-banking activities.

OUR BUSINESS COULD BE HARMED IF THERE IS A NON-FAVORABLE RESOLUTION TO THE LEGAL
PROCEEDING COMMENCED AGAINST US BY ANDREW WINOKUR.

            In January 2000, Mr. Winokur, a former executive  officer,  director and stockholder of Praxis  Investment  Advisors,  Inc., one of our subsidiaries, filed a lawsuit  in the  Superior  Court of the State of  California,  County of
Napa. The lawsuit alleges that Praxis breached its employment agreement with Mr.
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
                               ("SPS"), a management and advisory company,  from
                               October  1999  through  March 2002.  SPS provided
                               management services to Steel and other affiliates
                               of Steel until March 2002, when New Ltd. acquired
                               the rights to provide certain management services
                               from SPS.  He has also  served as Chairman of the
                               Board of Directors of Caribbean  Fertilizer Group
                               Ltd. ("Caribbean Fertilizer"),  a private company
                               engaged  in  the   production   of   agricultural
                               products in Puerto Rico and  Jamaica,  since June
                               2000. Mr.  Lichtenstein is also a director of the
                               following  other publicly held  companies:  Layne
                               Christensen  Company,  a provider of products and
                               services for the water, mineral, construction and
                               energy markets, and United Industrial Corporation
                               ("UIC"),  a designer  and  producer  of  defense,

                               training,  transportation and energy systems.  He
                               also serves as Chairman of the Board of UIC.  Mr.
                               Lichtenstein  devotes such time to the  Company's
                               business  affairs  and  operations  as  he  deems
                               necessary  to perform his duties,  which  changes
                               from time to time.

Jack L. Howard (42)            Mr.  Howard  has  served  as a  director  of  the
(term expires 2004)            Company  since  1996  and  Vice  President  since
                               December  1997.  From  December 1997 to May 2000,
                               Mr.  Howard  served as  Secretary,  Treasurer and
                               Chief Financial Officer of the Company.  For more
                               than the past five years,  Mr.  Howard has been a
                               principal   of   Mutual   Securities,   Inc.,   a
                               registered  broker-dealer.   He  served  as  Vice
                               President of Gateway since December 2001 and as a
                               director since May 1994. Mr. Howard is a director
                               of  Pubco   Corporation,   a   manufacturer   and
                               distributor of printing supplies and construction
                               equipment.  Mr.  Howard  devotes such time to the
                               Company's  business  affairs and operations as he
                               deems  necessary  to perform  his  duties,  which
                               changes from time to time.

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
                               President  from October 1999 through May 2001. He
                               has also served as Vice  Chairman of the Board of
                               Directors  of  Caribbean  Fertilizer  since  June
                               2000.  Mr. Kassan is a director and has served as
                               President  of SL since  January 2002 and February
                               2002, respectively. From 1997 to 1998, Mr. Kassan
                               served as Chairman and Chief Executive Officer of
                               Long Term Care Services,  Inc., a privately owned
                               healthcare  services  company  which  Mr.  Kassan
                               co-founded in 1994 and  initially  served as Vice
                               Chairman and Chief Financial Officer.  Mr. Kassan
                               is  currently  a  director  of  UIC.  Mr.  Kassan
                               devotes  such  time  to  the  Company's  business
                               affairs and  operations as he deems  necessary to
                               perform his duties,  which  changes  from time to
                               time.

James R. Henderson (46)        Mr.  Henderson  has served as President and Chief
                               Operating  Officer of the Company since  December
                               2003, and was the Vice President of Operations of
                               the Company from September 2000 through  December
                               2003.  He has also  served as a  director  of the
                               WebBank   subsidiary   since  March  2002  and  a
                               director   and   Chief   Operating   Officer   of
                               WebFinancial  Holding  since  January  2000.  Mr.
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
                               Henderson  was  employed  as  an  executive  with
                               UNISYS  Corporation,   an  e-business   solutions
                               provider.  Mr. Henderson devotes such time to the
                               Company's  business affairs as he deems necessary
                               to perform his duties, which changes from time to
                               time.

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

                                                                                        LONG-TERM
                                                   ANNUAL COMPENSATION                 COMPENSATION
                                                                                        SECURITIES            ALL OTHER
                                         Fiscal                                         UNDERLYING          COMPENSATION
Name and Principal Position               Year           SALARY          BONUS($)       OPTIONS(#)             ($)(1)
---------------------------               ----           ------          --------       ----------             ------

Warren Lichtenstein, Chairman and          2003            --              --               --                310,000
Chief Executive Officer
                                           2002            --              --               --                310,000
                                           2001            --              --               --                310,000

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

(1)   Consists of the Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Pursuant to a management  agreement  (the  "Management  Agreement"), approved by a majority of the  Company's  disinterested  directors,  between the
Company and SPS (and subsequently assigned to Steel Partners, Ltd. ("SPL")), SPL provides the Company with office space and certain  management,  consulting  and advisory  services.  The Management  Agreement is automatically  renewable on an annual basis unless terminated by either party, for any reason, upon at least 60 days written notice prior to the end of the year and may be terminated by either party upon 30 days  prior  written  notice to the other  party.  The  Management
Agreement  also  provides that the Company  shall  indemnify,  save and hold SPS harmless from and against any obligation,  liability,  cost or damage  resulting from SPS's actions under the terms of the  Management  Agreement,  except to the extent  occasioned by gross negligence or willful  misconduct of SPS's officers, directors or employees.

            Pursuant  to  an  employee   allocation   agreement  (the  "Employee
Allocation  Agreement")  between WebBank and SPS (and  subsequently  assigned to
SPL),  Jim Henderson,  an employee of SPL and executive  officer of the Company, performs  services in the area of  management,  accounting and finances and such other services as are reasonably  requested by WebBank.  The Employee Allocation
Agreement will continue in force until  terminated by either of the parties upon
30 days written notice.

            Prior to March  26,  2002,  the  original  counterparty  to both the
Management  Agreement and the Employee Allocation Agreement was SPS. As of March
26,  2002,  the  Management  Agreement  and the  Employee  Allocation  Agreement
described  above were  assigned  by SPS to SPL and the  employees  of SPS became employees  of SPL.  Warren  Lichtenstein,  the  Company's  President  and  Chief
Executive  Officer,  is an  affiliate  of SPL  based  on his  ownership  of SPL, directly  and  through  Steel,  and by  virtue  of his  positions  as  Chairman,
President and Chief Executive  Officer of New Ltd. Mr.  Lichtenstein is the sole managing  member of the general  partner of Steel.  Mr.  Lichtenstein  disclaims beneficial ownership of the shares of Common Stock of SPL owned by Steel (except to the extent of his pecuniary interest in such shares of Common Stock).

            In  consideration  of the  services  rendered  under the  Management
Agreement,  SPL charges the Company a fixed  monthly fee  totaling  $310,000 per
annum,   adjustable   annually  upon  agreement  of  the  Company  and  SPL.  In consideration of the services provided under the Employee Allocation  Agreement,
SPL charges WebBank $100,000 per annum. The fees payable by WebBank are included in the fees payable by the Company under the Management  Agreement.  The Company believes that the cost of obtaining the type and quality of services rendered by
SPL under the Management  Agreement and Employee Allocation Agreement is no less favorable  than the cost at which the Company and  WebBank,  respectively  could obtain from unaffiliated entities.

            During the fiscal year ended December 31, 2003, SPL billed fees with respect to fiscal 2003 of $310,000 to the Company for  services  rendered  under the  Management  Agreement.  Included in these fees was $100,000 paid by WebBank for services rendered under the Employee Allocation Agreement. During the fiscal year ended  December  31,  2002,  SPL and SPS billed fees with respect to fiscal
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

            The  Audit  Committee  has  approved  in  advance  any and all audit services,  including  audit  engagement fees and terms,  and non-audit  services provided to the Company by its independent  auditors  (subject to the de minimus exception  for  non-audit  services  contained  in Section  10A(i)(1)(B)  of the
Securities Exchange Act of 1934, as amended),  all as required by applicable law or listing standards.  The independent auditors and the Company's management are required to  periodically  report to the Audit  Committee the extent of services provided  by the  independent  auditors  and  the  fees  associated  with  these services.

                                   SIGNATURES

            In  accordance  with  Section 13 or 15(d) of the  Exchange  Act, the registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

Date: July 1, 2004                        WEBFINANCIAL CORPORATION

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

Signature                                                               Date
---------                                                               ----

By: /s/ Warren G. Lichtenstein                                          July 1, 2004
------------------------------------                                    -------------
Warren G. Lichtenstein, President,                                      Date
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Glen M. Kassan                                                  July 1, 2004
------------------------                                                ------------
Glen M. Kassan                                                          Date
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

*                                                                       July 1, 2004
------------------------------------                                    -------------
Jack L. Howard, Director                                                Date

*                                                                       July 1, 2004
------------------------------------                                    -------------
Howard Mileaf, Director                                                 Date

*                                                                       July 1, 2004
------------------------------------                                    -------------
Joseph L. Mullen, Director                                              Date

*                                                                       July 1, 2004
------------------------------------                                    -------------
Mark E. Schwarz, Director                                               Date

* Signed by Warren G. Lichtenstein as attorney-in-fact

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

**10.4      Form of Employment  Agreement,  dated July 1998, by and among Praxis
            Investment  Advisors,  Inc.  and Andrew  Winokur -  Incorporated  by
            reference  to  Exhibit 4 to  Quarterly  Report  on Form  10-Q  filed
            September 17, 1998.

**10.5      Form of  Management  Agreement,  dated  1998,  by and  among  Rose's
            International, Inc., Andrew Winokur, and Praxis Investment Advisors,
            Inc. - Incorporated by reference to Exhibit 5 to Quarterly Report on
            Form 10-Q filed September 17, 1998.

**10.6      Rose's  Holdings,  Inc. Long Term Incentive  Plan - Incorporated  by
            reference to Appendix of Definitive  Proxy Statement on Schedule 14A
            filed December 6, 1998.

**10.7      Management Agreement, dated as of January 2000, between WebFinancial
            Corporation  and Steel Partners  Services,  Ltd. -  Incorporated  by
            reference to Exhibit 10.7 to the Annual  Report on Form 10-KSB filed
            March 30, 2004.

  14.1      Code of Conduct and Ethics -  Incorporated  by  reference to Exhibit
            10.7 to the Annual Report on Form 10-KSB filed March 30, 2004.

  21.1      Subsidiaries  of  Registrant   (WebFinancial   Holding  Corporation;
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
            The Sarbanes-Oxley Act of 2002.

 *32.1      Certification of Chief Executive  Officer pursuant to Section 906 of
            The Sarbanes-Oxley Act of 2002.

*32.2       Certification of Chief Financial  Officer pursuant to Section 906 of
            The Sarbanes-Oxley Act of 2002.

*  Filed herewith.
** Indicates compensatory plan or arrangement.

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
    ------------------
    Glen M. Kassan
    Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of WebFinancial Corporation

We have audited the accompanying  consolidated statements of financial condition of  WebFinancial  Corporation and  subsidiaries  (a Delaware  corporation) as of
December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders'  equity,  and cash  flows for each of the two years in the  period ended December 31, 2003. These financial  statements are the  responsibility  of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly,  in all  material  respects,  the  financial  position  of  WebFinancial
Corporation  and  subsidiaries as of December 31, 2003 and 2002, and the results of their  operations  and their  cash flows for the each of the two years in the period  ended  December 31,  2003,  in  conformity  with  accounting  principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Salt Lake City, Utah
March 16, 2004

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in thousands except share data)

                                                              DECEMBER 31,  DECEMBER 31,
                                                                 2003           2002
                                                                 ----           ----
ASSETS
  Cash and due from banks                                      $     15      $    152
  Interest bearing deposits in other banks                        6,265         2,697
  Federal funds sold                                                965         3,697
                                                               --------      --------
     Total cash and cash equivalents                              7,245         6,546

  Investment securities (note 2)
     Held-to-maturity (estimated fair value of $49 and $20
         at December 31, 2003 and 2002)                              48            19
     Available-for-sale                                             324         1,722
                                                               --------      --------

         Total investment securities                                372         1,741

  Loans, net (note 3)                                             8,819        11,826
   Purchased receivables (note 3)
     Accounts receivable factoring                                7,352         4,622
     Other                                                          268           479
  Allowance for credit losses (note 4)                           (1,302)       (1,526)
                                                               --------      --------
         Total loans, net                                        15,137        15,401

  Foreclosed assets                                                 200            36
  Premises and equipment, net (note 8)                               15            41
  Accrued interest receivable                                       244           259
  Goodwill                                                        1,380         1,380
  Deferred tax asset (note 12)                                      757          --
  Other assets (note 16)                                          1,098           761
                                                               --------      --------

                                                               $ 26,448      $ 26,165
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
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
           (All numbers except shares and per share data in thousands)

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION-- The  consolidated  financial  statements  include  the  financial statements  of  WebFinancial  Corporation  and  its  subsidiaries:  WebFinancial
Holding  Corporation   ("Holding"),   WebBank  ("WebBank"),   Praxis  Investment
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

BASIS OF  PRESENTATION  AND USE OF  ESTIMATES-- The preparation of  consolidated financial statements in conformity with accounting principles generally accepted in the United  States of  America  requires  management  to make  estimates  and assumptions  that  affect the  reported  amounts of assets and  liabilities  and disclosure of contingent  assets and liabilities at the date of the consolidated financial  statements and the reported  amounts of revenues and expenses  during the  reporting  period.  Actual  results  could differ from those  estimates.  A material estimate that is particularly  susceptible to significant change in the near-term  relates to the  determination  of the allowance for credit losses and the valuation of real estate  acquired in  connection  with  foreclosures  or in satisfaction of loans. In connection with the determination of the allowance for credit losses and the valuation of real estate,  management obtains  independent appraisals for significant properties.

CASH  AND  CASH   EQUIVALENTS-- Cash  and  cash  equivalents  include  cash  and noninterest bearing deposits in depository  institutions,  plus interest-bearing deposits  with banks and  investments  in cash  management  funds.  The  Company considers all highly liquid debt  instruments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market.

INCOME PER  SHARE-- Basic income per common share is  calculated by dividing net income  by the  weighted-average  number of common  shares  outstanding  for the period.  Diluted income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options and stock warrants.

INVESTMENT   SECURITIES-- The  Company   classifies  its  securities  as  either
available-for-sale  or held-to-maturity.  Held-to-maturity  securities are those debt  securities  that the  Company  has the  ability  and  intent to hold until maturity.  All other securities not included in held-to-maturity  are classified as available-for-sale.

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

LOANS AND PURCHASED RECEIVABLES-- The Company, through WebBank, grants mortgage, commercial and consumer loans to customers. Loans that management has the intent and  ability to hold for the  foreseeable  future or until  maturity  or pay-off generally are reported at their outstanding  unpaid principal  balances adjusted for charge-offs,  the allowance for loan losses,  and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance.
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

CREDIT RELATED FINANCIAL INSTRUMENTS-- In  the ordinary course of business,  the
Company has entered into  commitments  to extend credit,  including  commitments under accounts receivable factoring and credit card arrangements. Such financial instruments are recorded when they are funded.

LOAN IMPAIRMENT-- A   loan  is  considered   impaired  when,  based  on  current
information  and events,  it is probable that the Bank will be unable to collect the  scheduled  payments of  principal  and interest  when due  according to the contractual  terms of the loan  agreement.  Factors  considered by management in determining  impairment  include  payment  status,  collateral  value,  and  the probability of collecting  scheduled  principal and interest  payments when due.
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

ALLOWANCE FOR CREDIT LOSSES-- The  allowance for credit losses is established as losses are  estimated to have  occurred  through a provision  for credit  losses charged to  earnings.  Credit  losses are  charged  against the  allowance  when management  believes the  uncollectibility  of a loan or  receivable  balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NONACCRUAL  LOANS--  Accrual of interest is discontinued on a loan when the loan is 90 days past due or when management believes,  after considering economic and business  conditions  and  collection  efforts,  that the  borrower's  financial condition is such that  collection of interest is doubtful.  Interest  income on nonaccrual loans is credited to income only to the extent interest  payments are received. Loans are restored to accrual of interest when delinquent payments are received in full.  Additionally,  the Company uses the cost recovery  accounting method to recognize interest income on impaired loans.

PREMISES  AND EQUIPMENT-- Premises  and  equipment  are  stated at cost,  net of
accumulated   depreciation  and  amortization.   Depreciation  of  premises  and
equipment is computed by the  straight-line  method over estimated  useful lives from one to five  years  for  book  purposes  and  accelerated  methods  for tax purposes.  Leasehold  improvements  are amortized  over the terms of the related leases or the estimated useful lives of the improvements,  whichever is shorter.
Useful lives of leasehold  improvements are between three and five years. Normal recurring repair and maintenance costs are expensed as incurred.

INCOME TAXES-- The  Company uses the liability  method of accounting  for income taxes.  Under the  liability  method,  deferred  tax  assets  and  deferred  tax liabilities  are  recognized  for the future tax  consequences  attributable  to differences  between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and deferred  tax  liabilities  are measured using  enacted  tax rates  expected  to apply to taxable  income in the years in which those temporary  differences are expected to be recovered or settled.  The effect on deferred tax assets and deferred  tax  liabilities  of a change in tax rates is recognized in income in the period that includes the enactment date.

GOODWILL-- The Company evaluates their goodwill for impairment at least annually at a  reporting  unit level.  The Company  completed  its annual  evaluation  of impairment of goodwill and determined that no impairment  exists at December 31,
2003 or 2002.

FORECLOSED  ASSETS-- Assets acquired  through,  or in lieu of, loan foreclosures are  held  for  sale  and  initially  recorded  at  fair  value  at the  date of foreclosure,  establishing a new cost basis. Subsequent to foreclosure, periodic valuations  are  performed and the asset is carried at the lower of the carrying amount or fair value,  less cost to sell.  Revenue and expenses from  operations and  changes in the  valuation  allowance  are  included  in net  expenses  from foreclosed assets.

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

ACCOUNTING  FOR  IMPAIRMENT OF  LONG-LIVED   ASSETS-- The  Company  reviews  its
long-lived  assets for impairment  whenever  events or changes in  circumstances indicate  that  the  carrying  amount  of  an  asset  may  not  be  recoverable.
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

COMPREHENSIVE  INCOME  (Loss)-- Accounting  principles  generally  require  that recognized  revenue,  expenses,  gains and  losses be  included  in net  income.
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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The  components  of other  comprehensive  income and  related tax effects are as follows:

                                                         Year ended December 31,
                                                            2003           2002
                                                           -----          -----
Unrealized holding gains (losses)  on
        available-for-sale securities                      $ 869          $(259)
Gain on sale of securities in net income                    (891)          --

Reclassification adjustment-loss included
        in net income                                        334           --
Net unrealized holding gains (losses)                        312           (259)
Tax effect                                                  --             --
                                                           -----          -----
Net-of-tax amount                                          $ 312          $(259)
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

                                                           Year ended          Year ended
                                                          December 31,        December 31,
                                                             2003                 2002
                                                             ----                 ----
Net income                                As reported     $   2,109           $     459
Total stock-based employee
compensation expense
determined under fair value based
method for all awards net of
related tax effects

                                                                 --                 (30)
                                                          -----------------------------
                                          Pro forma       $   2,109           $     429
                                                          =========           =========
Basic and diluted
net income per share                      As reported     $     .48           $     .11
                                          Pro forma       $     .48           $     .10

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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

percent,  expected lives of 5 years, and expected  volatility of 69 percent.  No options  were  granted  to  non-employees  for  services  during  the year ended
December 31, 2002.

RECLASSIFICATION--  Certain  immaterial  amounts  as of and for the  year  ended
December 31, 2001 and the year ended December 31, 2002 have been reclassified to conform with the 2003 presentation.

NEW  ACCOUNTING  PRONOUNCEMENTS--  In April 2003,  the FASB issued SFAS No. 149,
"Accounting  for Derivative  Instruments and Hedging  Activities."  SFAS No. 149
amends  SFAS  No.  133,  "Accounting  for  Derivative  Instruments  and  Hedging
Activities."  SFAS No.  149  improves  financial  reporting  by  requiring  that contracts with comparable  characteristics be accounted for similarly.  SFAS No.
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

                                                                        December 31, 2003

                                                                        Held-to-maturity
                                                   ------------------------------------------------------------
                                                                    Gross           Gross          Estimated
                                                   Amortized      unrealized     unrealized           fair
                                                     cost           gains           losses            Value
                                                   ---------      ----------     ------------     ------------
 Collateralized mortgage backed securities         $       8      $        1     $          -     $          9
                                                          40               -                -               40
 State and municipal securities                    ---------      ----------     ------------     ------------
                                                   $      48      $        1     $          -     $         49
                                                   =========      ==========     ============     ============

                                                                        Available-for-sale
                                                   ------------------------------------------------------------
                                                                    Gross           Gross           Estimated
                                                     Amortized    unrealized      unrealized           fair
                                                       cost         gains           losses            Value
                                                   ---------      ----------     ------------     -------------
 Collateralized mortgage backed securities         $      66      $        -     $          -     $          66

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Equity securities                                       203              55     $          -               258
                                                   ---------      ----------     ------------     -------------
                                                   $     269      $       55                -               324
                                                   =========      ==========     ============     =============

                                                                         December 31, 2002

                                                                          Held-to-maturity
                                                   ------------------------------------------------------------
                                                                    Gross           Gross           Estimated
                                                     Amortized    unrealized      unrealized           fair
                                                       cost         gains           losses            Value
                                                   ---------      ----------     ------------     -------------
 Collateralized mortgage backed securities         $      19      $        1     $          -     $          20
                                                   =========      ==========     ============     =============

                                                                        Available-for-sale
                                                   ------------------------------------------------------------
                                                                    Gross           Gross           Estimated
                                                     Amortized    unrealized      unrealized           fair
                                                       cost         gains           losses            Value
                                                   ---------      ----------     ------------     -------------
 Collateralized mortgage backed securities         $     103      $        -     $          -     $         103
 Equity securities                                     1,878               -            (259)            1,619
                                                   ---------      ----------     ------------     -------------
                                                   $   1,981      $        -     $      (259)     $      1,722
                                                   =========      ==========     ============     =============

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

                                                         Held-to-maturity             Available-for-sale
                                                   ------------------------------------------------------------
                                                                   Estimated                         Estimated
                                                   Amortized         fair         Amortized            fair
                                                     cost            value           cost              value
      Due after one year through five years        $      40      $       40     $          -     $           -

      Mortgage-backed securities not due at a
        single maturity date, maturing through
        2024                                               8               8               66                66
                                                   ---------      ----------     ------------     -------------
                                                   $      48      $       48     $         66     $          66
                                                   =========      ==========     ============     =============

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

3. LOANS

Loans and purchased  receivables at December 31, 2003 and 2002 are summarized as follows:

                                                          2003            2002
                                                          ----            ----

Commercial loans                                       $  8,823        $ 11,872
Installment loans                                            89             168
Deferred income                                             (93)           (214)
Purchased receivables
    Accounts receivable factoring                         7,352           4,622

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Other                                                   268             479
                                                       --------        --------
                                                       $ 16,439        $ 16,927
                                                       ========        ========

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

The following is a summary of information pertaining to impaired loans:
                                                               2003        2002
                                                              ------      ------
Impaired loans without a valuation allowance                  $ --        $ --
Impaired loans with a valuation allowance                      1,251       1,171
                                                              ------      ------
Total impaired loans                                          $1,251      $1,171
                                                              ======      ======
Valuation allowance related to impaired loans                 $  622      $  483

The  valuation  allowance  for impaired  loans is included in the  allowance for credit losses in Note 4.

                                                              2003         2002
                                                             ------       ------
Average investment in impaired loans                         $1,119       $1,453
Interest income accrued on impaired loans                    $ --         $ --
Interest income recognized on a cash basis
    on impaired loans                                        $   17       $   36

4. ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is summarized as follows:

                                                           2003           2002
                                                         -------        -------
Beginning balance                                        $ 1,526        $ 1,972
Additions:
    Provision (credit) for credit losses                     394            (60)
    Recoveries                                              --             --
Deduction-loan charge-offs                                  (618)          (386)
                                                         -------        -------
Ending balance                                           $ 1,302        $ 1,526
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

5.  RELATED PARTY TRANSACTIONS

     Pursuant to a management agreement (the "Management  Agreement"),  approved by a majority of the Company's disinterested directors,  between the Company and
SPS (and subsequently  assigned to Steel Partners,  Ltd. ("SPL")),  SPL provides the Company with office space and certain  management,  consulting  and advisory services. The Management Agreement is automatically renewable on an annual basis unless terminated by either party, for any reason, upon at least 60 days written notice prior to the end of the year and may be  terminated  by either party upon
30 days prior written notice to the other party.  The Management  Agreement also provides that the Company shall  indemnify,  save and hold SPS harmless from and against any obligation,  liability,  cost or damage resulting from SPS's actions under the terms of the Management Agreement,  except to the extent occasioned by

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gross  negligence  or  willful  misconduct  of  SPS's  officers,   directors  or
employees.

            Pursuant  to  an  employee   allocation   agreement  (the  "Employee
Allocation  Agreement")  between WebBank and SPS (and  subsequently  assigned to
SPL),  Jim Henderson,  an employee of SPL and executive  officer of the Company, performs  services in the area of  management,  accounting and finances and such other services as are reasonably  requested by WebBank.  The Employee Allocation
Agreement will continue in force until  terminated by either of the parties upon
30 days written notice.

            Prior to March  26,  2002,  the  original  counterparty  to both the
Management  Agreement and the Employee Allocation Agreement was SPS. As of March
26,  2002,  the  Management  Agreement  and the  Employee  Allocation  Agreement
described  above were  assigned  by SPS to SPL and the  employees  of SPS became employees  of SPL.  Warren  Lichtenstein,  the  Company's  President  and  Chief
Executive  Officer,  is an  affiliate  of SPL  based  on his  ownership  of SPL, directly  and  through  Steel,  and by  virtue  of his  positions  as  Chairman,
President and Chief Executive  Officer of New Ltd. Mr.  Lichtenstein is the sole managing  member of the general  partner of Steel.  Mr.  Lichtenstein  disclaims beneficial ownership of the shares of Common Stock of SPL owned by Steel (except to the extent of his pecuniary interest in such shares of Common Stock).

            In  consideration  of the  services  rendered  under the  Management
Agreement,  SPL charges the Company a fixed  monthly fee  totaling  $310,000 per
annum,   adjustable   annually  upon  agreement  of  the  Company  and  SPL.  In consideration of the services provided under the Employee Allocation  Agreement,
SPL charges WebBank $100,000 per annum. The fees payable by WebBank are included in the fees payable by the Company under the Management  Agreement.  The Company believes that the cost of obtaining the type and quality of services rendered by
SPL under the Management  Agreement and Employee Allocation Agreement is no less favorable  than the cost at which the Company and  WebBank,  respectively  could obtain from unaffiliated entities.

            During the fiscal year ended December 31, 2003, SPL billed fees with respect to fiscal 2003 of $310,000 to the Company for  services  rendered  under the  Management  Agreement.  Included in these fees was $100,000 paid by WebBank for services rendered under the Employee Allocation Agreement. During the fiscal year ended  December  31,  2002,  SPL and SPS billed fees with respect to fiscal
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

6.  CERTIFICATES OF DEPOSIT

         Certificates of deposit at December 31, 2003 and 2002 are summarized as follows:

                                                     Weighted average                Weighted
                                                        average                       average
                                                          rate            2003         rate            2002
                                                     ----------------  -----------    --------     --------------
        Certificates of deposit greater than $100         1.96%        $    11,364     2.90%       $      12,272

        Other certificates of deposit                     -                      -         -                   1
                                                                       -----------                 -------------
                                                          1.96%        $    11,364     2.90%       $      12,272
                                                                       ===========                 =============

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of certificates of deposit as of December 31, 2003 are as follows:

            Year ending December 31,
            ------------------------

                     2004                   $         6,265

                     2005                             5,099
                                            ---------------
                                            $        11,364
                                            ===============

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

8.  PREMISES AND EQUIPMENT

Premises and equipment at December 31, are summarized as follows:

                                                                 2003       2002
                                                                 ----       ----
Leasehold improvements                                           $ 39       $ 39
Furniture and equipment                                            69         87
                                                                 ----       ----
                                                                  108        126
Less accumulated depreciation and amortization                     93         85
                                                                 ----       ----
                                                                 $ 15       $ 41
                                                                 ====       ====

9.  INCOME PER SHARE

The following data was used in computing earnings per share:

                                                                  Year ended
                                                                2003         2002
                                                            ----------   ----------
Income available to common shareholders                     $    2,109   $      459
                                                            ----------   ----------

                                      Basic
                                      -----
Shares
       Common shares outstanding entire period               4,366,866    4,366,866
        Weighted average common shares:
              Issued during period                                --           --
              Canceled during period                              --           --
                                                            -----------------------

Weighted average common shares outstanding during period
             -basic                                          4,366,866    4,366,866
                                                            =======================

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income per share  - basic                                   $      .48   $      .11
                                                            ==========   ==========

                                   Diluted
                                   -------
Shares
Weighted average common shares outstanding during period
     -basic                                                  4,366,866    4,366,866
Dilutive effect on in-the-money stock options                    1,299          276
                                                            -----------------------
Weighted average common share outstanding during period
     -diluted                                                4,368,165    4,367,142
                                                            =======================
Income per common share  - diluted                          $      .48   $      .11
                                                            =======================

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

The following table summarizes stock option activity:

                              Year ended Year ended
                                 December 31, 2003                December 31, 2002

                                               Weighted-                         Weighted-
                              Number           average          Number            average
                             of shares         exercise        of shares         exercise
                             (1,000's)          price          (1,000's)           price
                             --------------------------------- ---------------------------
Options outstanding at
  beginning of year               468            $3.98          469               $4.02

Options granted                    --            $  --           15               $2.14

Options cancelled                (375)           $3.86          (16)              $3.41

Options exercised                  --               --           --                  --
                                                               ----               -----
                             --------                          ----
Options outstanding at
  end of year                      93            $4.48          468               $3.98
                             --------                          ----

Options exercisable at
  end of year                      93            $4.48          464               $3.99

Weighted-average fair
  value of options granted
  during the year (all at                        $  --         $1.27
  market)

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
   Range of           (000's) at       remaining         average         (000's) at     average
   Exercise          December 31,     contractual       exercise        December 31,   exercise
    Prices               2003        life in years      price ($)           2003       price ($)
    ------               ----        -------------      ---------           ----       ---------
$   1.500 to 2.549        13               3.6            1.97               13          1.97
$   2.550 to 3.440        35               1.8            3.25               35          3.25
$   3.441 to 5.130        20                .1            5.13               20          5.13
$   6.471 to 7.000        25                .8            7.00               25          7.00
                          --                                                 --
                          93                                                 93
                          ==                                                 ==

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

12.  INCOME TAXES

Income taxes (benefit) expense consist of the following:

                 2003     2002
                -----    -----
     Current    $   1    $ (10)
     Deferred    (757)    --
                -----    -----
                $(756)   $ (10)
                =====    =====

A  reconciliation  of income  taxes  (benefit)  expense  computed at the federal statutory rate of 34% is as follows:

                                       2003       2002
                                     -------    -------
     Federal income taxes            $   496    $   163
     State income taxes                   48         16
     Change in valuation allowance    (1,302)      (179)
     Other                                 2        (10)
                                     -------    -------
                                     $  (756)   $   (10)
                                     =======    =======

The tax effects of temporary  differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

                                                         December 31,  December 31,
                                                            2003           2002
                                                           -------       -------
  Deferred tax assets:
     Net operating loss carry forward                      $14,559       $15,029
     Accrued vacation                                           17             8
     Allowance for loan losses                                 486           569
     Premises and equipment                                     33            34
                                                           -------       -------
        Total deferred tax assets                           15,095        15,640
        Less valuation allowance                            14,338        15,640
                                                           -------       -------
Net deferred tax asset                                     $   757       $  --
                                                           =======       =======

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net change in the total valuation  allowance for the year ended December 31,
2003 was a decrease of $1,302. The decrease  represented the amount of valuation allowance  remaining  at  WebBank.  Since its  inception  in 1998,  WebBank  had experienced a history of  inconsistent  earnings which made it "more likely than not"  that  some  portion  or  all of  the  deferred  tax  assets  would  not be recognized.  Therefore, a valuation allowance was established in accordance with
FASB 109,  paragraph 17e. As of December 31, 2003, the Company  determined that, based  on the  two  previous  year's  earnings  and  the  prospect  for  similar performance in the foreseeable future, it was "more likely than not" that all of
WebBank's  deferred  tax assets would be  recognized.  See Notes 1 and 12 of the
Notes to  Consolidated  Financial  Statements  for a further  description of the methodology  used  by the  Company  to  determine  the  deferred  tax  valuation allowance.

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
     ------

The Company leased office space in one building in 2003 and 2002 under operating lease agreements.  Rental expense for the years ended December 31, 2003 and 2002 were $107and $127,  respectively.  Future  minimum lease payments by year are as follows:

                        Year ending December 31,
                        ------------------------
                                      2004        $ 107
                                      2005           27
                                   Thereafter       --
                                                   ----
                                                  $ 134
                                                   ====

CREDIT-RELATED FINANCIAL INSTRUMENTS
------------------------------------

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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
----------

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
                                                          ========    ========

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
                                                            ======          =======            =======
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
                                                            ======          =======            =======

Balance Sheet Information (As of December 31):
Total assets                                                $7,415          $18,750            $26,165
Net loans and leases                                        $5,081          $10,320            $15,401
Deposits                                                    $7,195           $6,425            $13,620

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

