Form 10QSB
period 2004-06-30
WEBFINANCIAL CORP
filed 2004-08-16
CIK 85149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

/X/     Quarterly  report under Section 13 or 15(d) of the  Securities  Exchange
        Act of 1934

        For the quarterly period ended June 30, 2004

/ /     Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from _________ to ___________

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

                                Yes [ X ] No [ ]

     Shares  of  Issuer's Common Stock Outstanding at August 16, 2004: 4,366,866

     Transitional Small Business Disclosure Format:     Yes [   ]    No [ X ]

                                      INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NUMBER

Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Statements of Financial Condition as of
          June 30, 2004 (unaudited) and December 31, 2003....................  2

          Condensed Consolidated Statements of Income and Comprehensive
          Income Three Months Ended June 30, 2004 and 2003 (unaudited).......  4

          Condensed Consolidated Statements of Income and Comprehensive
          Income Six Months Ended June 30, 2004 and 2003 (unaudited).........  6

          Condensed Consolidated Statements of Cash Flows

PART II - OTHER INFORMATION

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in thousands except share data)

                       ASSETS                                  JUNE 30, 2004        DECEMBER 31, 2003
                                                               -------------        -----------------
                                                               (unaudited)

Cash and due from banks                                         $     12                $     15
Interest bearing deposits in other banks                           2,017                   6,265
Federal funds sold                                                 1,207                     965
                                                                --------                --------
        Total cash and cash equivalents                            3,236                   7,245

Investment securities
        Held-to-maturity (estimated fair value $47 at June
                 30, 2004 and $49 at December 31, 2003)               47                      48
        Available-for-sale                                         1,589                     324
                                                                --------                --------
                 Total investment securities                       1,636                     372

Loans, net                                                        10,032                   8,819
Purchased receivables
        Accounts receivable factoring                              7,085                   7,352
        Other                                                        157                     268
Allowance for credit losses                                       (1,070)                 (1,302)
                                                                --------                --------
                 Total loans, net                                 16,204                  15,137

Foreclosed assets                                                    175                     200
Premises and equipment, net                                           29                      15
Accrued interest receivable                                          284                     244
Goodwill, net                                                      1,380                   1,380
Deferred tax assets                                                  575                     757
Other assets, net                                                  2,252                   1,098
                                                                --------                --------
                                                                $ 25,771                $ 26,448
                                                                ========                ========

                                   (Continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
                    (Amounts in thousands except share data)

         LIABILITIES AND STOCKHOLDERS' EQUITY                       JUNE 30, 2004          DECEMBER 31, 2003
                                                                    -------------          -----------------
                                                                    (unaudited)
Deposits
       Non interest-bearing demand                                     $    430                 $    206
       NOW/MMA accounts                                                     329                      347
       Certificates of deposit                                           10,092                   11,364
                                                                       --------                 --------
               Total deposits                                            10,851                   11,917

Other liabilities                                                           502                      377
                                                                       --------                 --------
Total liabilities before minority interest                               11,353                   12,294

Minority interest                                                           487                      463

Commitments and contingencies                                                --                       --

Stockholders' Equity
       Preferred stock, 10,000,000 shares authorized, none issued            --                       --
       Common stock 50,000,000 shares authorized,
           $.001 par value, 4,366,866 shares issued
           and outstanding at June 30, 2004 and
           December 31, 2003                                                  4                        4
       Additional paid-in-capital                                        36,606                   36,606
       Accumulated  deficit                                             (22,909)                 (22,974)
       Accumulated other comprehensive income                               230                       55
                                                                       --------                 --------
Total stockholders' equity                                               13,931                   13,691
                                                                       --------                 --------
                                                                       $ 25,771                 $ 26,448
                                                                       ========                 ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
                               INCOME (UNAUDITED)
                 (Amounts in thousands except per share amounts)

                                                                                     FOR THE THREE MONTHS
                                                                                         ENDED JUNE 30,
                                                                                     2004         2003
                                                                                     ----         ----
  Interest income
     Loans, including fees                                                        $   195       $   210
     Purchased receivables
                Accounts receivable factoring                                         677           885
                Other                                                                   4             9
     Interest bearing deposits in other banks                                           6             3
     Federal funds sold                                                                 3            16
     Investment securities                                                             22            38
                                                                                  -------       -------
             Total interest income                                                    907         1,161

  Interest expense                                                                     61            94
                                                                                  -------       -------

                    Net interest income before credit for
                    credit losses                                                     846         1,067

Credit for credit losses                                                             (123)           (3)
                                                                                  -------       -------

                    Net interest income after credit for
                    credit losses                                                     969         1,070

Noninterest income
       Gain on sale of assets                                                          --           233
       Fee income                                                                      63           102
       Accounts receivable factoring servicing revenue                                180            --
       Miscellaneous income, net                                                       78            64
                                                                                  -------       -------
               Total noninterest income                                               321           399

Noninterest expenses
       Salaries, wages, and benefits                                                  220           247
       Professional and legal fees                                                     36            93
       Accounts receivable factoring management and broker fees                       422           316
       Other management fees - related party                                           78            78
       Other general and administrative                                               164           153
                                                                                  -------       -------
               Total noninterest expenses                                             920           887
                                                                                  -------       -------
                  Operating income                                                    370           582

 Income taxes                                                                         115            --
                                                                                  -------       -------

       Income before minority interest                                                255           582

 Income attributable to minority interest                                              16            18
                                                                                  -------       -------

       Net income                                                                     239           564

                                   (Continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
                         INCOME (UNAUDITED) (Continued)
                 (Amounts in thousands except per share amounts)

                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED JUNE 30,
                                                                                    2004                2003
                                                                                    ----                ----

Other comprehensive income (loss)
      Unrealized gains (losses) on available for sale securities                        140             (154)
       Income tax expense on other comprehensive income                                  --               --
                                                                                -----------      -----------
             Total other comprehensive income (loss), net of tax                        140             (154)
                                                                                -----------      -----------

 Comprehensive income                                                           $       379      $       410
                                                                                ===========      ===========

Net income per common share, basic and diluted                                  $       .05      $       .13
Weighted average number of common shares:
        Basic                                                                     4,366,866        4,366,866
        Diluted                                                                   4,370,083        4,366,957

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
                               INCOME (UNAUDITED)
                 (Amounts in thousands except per share amounts)

                                                                       FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                       2004          2003
                                                                       ----          ----
  Interest income
     Loans, including fees                                           $   388       $   452
     Purchased receivables
                Accounts receivable factoring                          1,407         1,585
                Other                                                      9            18
     Interest bearing deposits in other banks                             15             8
     Federal funds sold                                                    7            25
     Investment securities                                                49            43
                                                                     -------       -------
             Total interest income                                     1,875         2,131

  Interest expense                                                       134           191
                                                                     -------       -------

                    Net interest income before credit for
                    credit losses                                      1,741         1,940

Credit for credit losses                                                (148)           (6)
                                                                     -------       -------

                    Net interest income after credit for
                    credit losses                                      1,889         1,946

Noninterest income
       Gain on sale of assets                                              1           233
       Fee income                                                        134           265
       Accounts receivable factoring servicing revenue                   261            --
       Miscellaneous income, net                                         140           136
                                                                     -------       -------
               Total noninterest income                                  536           634

Noninterest expenses
       Salaries, wages, and benefits                                     489           485
       Professional and legal fees                                       330           228
       Accounts receivable factoring management and broker fees          774           573
       Other management fees - related party                             147           155
       Other general and administrative                                  393           325
                                                                     -------       -------
               Total noninterest expenses                              2,133         1,766
                                                                     -------       -------
                    Operating income                                     292           814

 Income taxes                                                            204             2
                                                                     -------       -------

       Income before minority interest                                    88           812

 Income attributable to minority interest                                 24            34
                                                                     -------       -------

       Net income                                                         64           778

                                   (Continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
                         INCOME (UNAUDITED) (CONTINUED)
                 (Amounts in thousands except per share amounts)

                                                                              FOR THE SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                             2004            2003
                                                                             ----            ----

Other comprehensive income
      Unrealized gains on available for sale securities                         175             155
       Income tax expense on other comprehensive income                          --              --
                                                                         ----------      ----------
             Total other comprehensive income, net of tax                       175             155
                                                                         ----------      ----------

 Comprehensive income                                                    $      239      $      943
                                                                         ==========      ==========

Net income per common share, basic and diluted                           $      .01      $      .18
Weighted average number of common shares:
        Basic                                                             4,366,866       4,366,866
        Diluted                                                           4,369,972       4,367,183

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)
                                                                               FOR THE SIX MONTHS
                                                                                  ENDED JUNE 30,
                                                                                2004         2003
                                                                                ----         ----
        Cash flows from operating activities:
        Net income from operations                                               64           778
        Adjustments to reconcile net income to net cash
              used in operating activities:
            Minority interest                                                    24            34
            Depreciation                                                          8            18
            Credit for credit losses                                           (148)           (6)
            Accretion of loan income and fees, net                              (40)          (82)
            Amortization of servicing assets                                      8            38
            Amortization of other assets                                          1             4
            Write down of foreclosed assets                                      25            --
            Loss on sale of foreclosed assets                                    --            36
            Gain on sale of AFS securities                                       (1)         (274)
        Changes in operating assets and liabilities:
                  Accrued interest receivable                                   (40)         (133)
                  Deferred tax assets                                           182            --
                  Other assets                                               (1,162)         (527)
                  Interest payable                                               (7)          (57)
                  Other liabilities                                             132          (675)
                                                                            --------      --------
                         Net cash used in operating activities                 (954)         (846)

       Cash flows from investing activities:
            Principal payments received on investment securities held-
            to-maturity                                                           1             7
            Purchase of investment securities available-for-sale             (1,106)       (2,425)
            Sale of investment securities available-for-sale                      2           858
            Principal payments received on investment securities
            available-for-sale                                                   15         2,046
            Purchase of premises and equipment                                  (22)           --
            Proceeds from sale of foreclosed assets                              --            --
            Loans originated, receivables purchased, and principal
            collections, net                                                   (879)       (1,145)
                                                                            --------      --------
                       Net cash used in investing activities                 (1,989)         (659)

       Cash flows from financing activities:
              Net increase (decrease) in noninterest bearing deposits           224          (368)
              Net increase (decrease) in NOW/MMA deposits                       (18)          139
              Net increase (decrease)  in certificates of deposit            (1,272)           18
                                                                            --------      --------
                     Net cash used in financing activities                   (1,066)         (211)

        Net decrease in cash and cash equivalents                            (4,009)       (1,716)

            Cash and cash equivalents at beginning of period                  7,245         6,546
                                                                            --------      --------
            Cash and cash equivalents at end of period                      $ 3,236       $ 4,830
                                                                            ========      ========

                                   (Continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                             (Amounts in thousands)

                                                           FOR THE SIX MONTHS
                                                              ENDED JUNE 30,
                                                           2004           2003
                                                           ----           ----
Supplemental disclosure of cash flow information:
         Cash paid for interest                            $141           $185
         Cash paid for income taxes                        $ 21           $  2

Supplemental disclosure of additional non-cash activities:

During the first quarter of 2003, the Company acquired foreclosed assets of $220 in  lieu of  loan  payments.  In the  third  quarter  of  2003,  these  acquired foreclosed  assets were written down to an expected market value, net of selling costs,  of $200. In the first and second  quarters of 2004, the same  foreclosed assets were written down again to expected market values,  net of selling costs, of $180 and $175, respectively.

At June 30,  2004,  the  Company  had a balance  of net  unrealized  gains  from available-for-sale securities of $230. The balance at December 31, 2003 was $55.
Net unrealized  gains and losses on  available-for-sale  securities are shown as
"accumulated  other   comprehensive   income"  on  the  Condensed   Consolidated
Statements  of  Financial  Condition.  The  change  in net  unrealized  gains on available-for-sale  securities  between  the  two  periods  resulted  in a  $175 increase in accumulated  other  comprehensive  income in the first six months of
2004.

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
Accordingly,  they do not include all of the information and footnotes  required by accounting principles generally accepted in the United States of America. The accompanying interim condensed  consolidated financial statements should be read in conjunction with the Company's  significant  accounting policies as set forth in Note 1 to the  consolidated  financial  statements  in the  Company's  Annual
Report  on Form  10-KSB/A  for the year  ended  December  31,  2003  (the  "2003
10-KSB/A").  The  Condensed  Consolidated  Statement of  Financial  Condition at
December  31,  2003  was  extracted  from  the  Company's  audited  consolidated financial  statements  contained in the 2003 10-KSB/A,  and does not include all disclosures  required by accounting  principles generally accepted in the United
States of America for annual consolidated financial statements.

            In the opinion of  management,  all  adjustments  are  comprised  of normal  recurring  accruals  necessary for the fair  presentation of the interim financial  statements.  Operating results for the six months ended June 30, 2004 are not necessarily  indicative of the results that may be expected for the year ending December 31, 2004.

2.          ORGANIZATION AND RELATIONSHIPS

            The  condensed   consolidated   financial   statements  include  the
financial   statements  of  WebFinancial   Corporation  and  its   subsidiaries:
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

            As  of  June  30,  2004,   accumulated  other  comprehensive  income
consisted of the following:

            Balance at December 31, 2003                        $    55
            Net change during  the period related
                to unrealized holding gains
                on available-for-sale
                securities arising during the
                period.                                             175
                                                                --------
            Balance at June 30, 2004                            $   230
                                                                ========

4.          OPERATING SEGMENT INFORMATION

Operating  segments  represent  components of an enterprise about which separate financial  information  is available  that is  evaluated  regularly by the chief operating  decision maker in deciding how to allocate resources and in assessing performance.

The Company evaluates segment performance  internally based on lines of business and the  operating  segments  are so defined.  The Company  has  identified  two operating  segments.  The first is the  accounts  receivable  factoring  program operated by WebBank.  The second  operating  segment,  termed "other,"  includes
commercial  lending,  fee  for  services,  and  investment  activities.   Income
generated from  investments in factoring  receivables by Company  entities other than WebBank is included in the "other"  operating  segment.  For the six months ended June 30, 2004 and 2003,  factoring  income  earned by entities  other than
WebBank was $6 and $159, respectively.

Note 5 of the Notes to  Condensed  Consolidated  Financial  Statements  provides information  regarding  termination of the WebBank accounts receivable factoring programs described above as the first operating segment.

The following is a summary of selected  operating  segment  information  for the three  months  and six  months  ended June 30,  2004 and 2003.  The  information represents  operating  results as if the segments were operated on a stand alone basis.  However,  the results do not reflect a full allocation of costs based on the  current  structure  of the  entities,  and thus the  results  might  not be comparable to like information from other companies.

                                                         Accounts
                                                        Receivable                    Consolidated
                                                         Factoring       Other          Company
                                                         ---------       -----          -------

THREE MONTHS ENDED JUNE 30, 2004:
Statement of Operations Information (Quarter):
Net interest income after credit for credit losses       $    612      $    357       $    969
Noninterest income                                            180           141            321
Noninterest expense                                           425           495            920
                                                         --------      --------       --------
Operating income                                              367             3            370
Income taxes                                                   --           115            115
Income attributable to minority interest                       --            16             16
                                                         --------      --------       --------
Net income (loss)                                        $    367      $   (128)      $    239

Statement of Financial Condition Information (As
of June 30, 2004):
Total assets                                             $  8,573      $ 17,198       $ 25,771
Net loans and purchased receivables                      $  6,943      $  9,261       $ 16,204
Deposits                                                 $  7,201      $  3,650       $ 10,851

THREE MONTHS ENDED JUNE 30, 2003:
Statement of Operations Information (Quarter):
Net interest income after credit  for credit losses      $    716      $    354       $  1,070
Noninterest income                                             --           399            399
Noninterest expense                                           341           546            887
                                                         --------      --------       --------
Operating income                                              375           207            582
Income taxes                                                   --            --             --
Income attributable to minority interest                       --            18             18
                                                         --------      --------       --------
Net income                                               $    375      $    189       $    564
                                                         --------      --------       --------

Statement of Financial Condition Information (As
of June 30, 2003):
Total assets                                             $  8,066      $ 18,123       $ 26,189
Net loans and purchased receivables                      $  6,505      $  9,909       $ 16,414
Deposits                                                 $  7,207      $  6,202       $ 13,409

                                                         Accounts
                                                        Receivable                    Consolidated
                                                         Factoring       Other          Company
                                                         ---------       -----          -------

SIX MONTHS ENDED JUNE 30, 2004:
Statement of Operations Information (Period):
Net interest income after credit for credit losses       $  1,283      $    606       $  1,889
Noninterest income                                            261           275            536
Noninterest expense                                           826         1,307          2,133
                                                         --------      --------       --------
Operating income (loss)                                       718          (426)           292
Income taxes                                                   --           204            204
Income attributable to minority interest                       --            24             24
                                                         --------      --------       --------
Net income (loss)                                        $    718      $   (654)      $     64

Statement of Financial Condition Information (As
of June 30, 2004):
Total assets                                             $  8,573      $ 17,198       $ 25,771
Net loans and purchased receivables                      $  6,943      $  9,261       $ 16,204
Deposits                                                 $  7,201      $  3,650       $ 10,851

SIX MONTHS ENDED JUNE 30, 2003:
Statement of Operations Information (Period):
Net interest income after credit  for credit losses      $  1,292      $    654       $  1,946
Noninterest income                                             --           634            634
Noninterest expense                                           646         1,120          1,766
                                                         --------      --------       --------
Operating income                                              646           168            814
Income taxes                                                   --             2              2
Income attributable to minority interest                       --            34             34
                                                         --------      --------       --------
Net income                                               $    646      $    132       $    778
                                                         --------      --------       --------

Statement of Financial Condition Information (As
of June 30, 2003):
Total assets                                             $  8,066      $ 18,123       $ 26,189
Net loans and purchased receivables                      $  6,505      $  9,909       $ 16,414
Deposits                                                 $  7,207      $  6,202       $ 13,409

5.          TERMINATED OPERATIONS INFORMATION

On February  20,  2004,  WebBank  gave notice of  termination  of a Sourcing and
Servicing  Agreement  and an  Employment  Agreement to one of the two  factoring companies providing accounts receivable  factoring services to WebBank. On March
1, 2004, that factoring company  acknowledged  receipt of the termination notice and,  under the terms of the Sourcing and  Servicing  Agreement,  gave notice to
WebBank that the  factoring  company  would  exercise its option to purchase the existing portfolio of accounts  receivable from WebBank at book value on May 12,
2004.  On May 6, 2004,  WebBank and the factoring  company  agreed to extend the termination  date of the Sourcing and  Servicing  Agreement to December 31, 2004
and to extend  the  option  period  to  purchase  the  portfolio  to a  mutually agreeable  date no earlier  than July 31,  2004 and no later than  December  31,
2004. The accounts receivable factoring  arrangement with that factoring company accounted for  approximately 45% and 70% of the Company's  consolidated  revenue and 63% and 78% of its consolidated operating income for the quarters ended June
30,  2003  and  2004,   respectively.   The  same   arrangement   accounted  for
approximately 47% and 68% of the Company's consolidated revenue and 69% and 237%
of its  consolidated  operating  income for the six month periods ended June 30,
2003 and 2004, respectively.  There can be no assurance that the Company will be able to successfully enter into a replacement  arrangement or arrangements.  The
Company  believes that if the purchase  option  becomes  effective  during 2004,
WebBank  will (a) not  generate  any gain or loss as a result of the sale of the portfolio because the factoring company has elected to purchase the portfolio of accounts receivable at WebBank's net book value, and (b) generate  approximately
$7 million of cash as a result of the sale of the portfolio. WebBank anticipates that  the  cash  generated  by a sale of the  portfolio  will be used to  retire
Certificates of Deposit as they mature.

Under a Termination Agreement dated February 27, 2004, WebBank and the second of two companies providing accounts receivable factoring services to WebBank agreed to the  termination  of a Sourcing and  Servicing  Agreement  and an  Employment
Agreement  between the parties.  Under the terms of that Termination  Agreement, the factoring company purchased a portfolio of accounts  receivable from WebBank at book value on March 2, 2004. The accounts  receivable  factoring  arrangement with  that  factoring  company  accounted  for  approximately  7%  and 0% of the
Company's  consolidated  revenue  and 7% and  0% of its  consolidated  operating income for the  quarters  ended June 30, 2003 and 2004,  respectively.  The same arrangement accounted for approximately 4% and 1% of the Company's  consolidated revenue  and 5% and 9% of its  consolidated  operating  income for the six month periods ended June 30, 2003 and 2004, respectively.

Note 4 of the Notes to Condensed  Consolidated  Financial  Statements  shows the income and expenses  attributable to the Company's accounts receivable factoring operating  segment for the six months ended June 30, 2004 and 2003, all of which were generated by the two accounts receivable factoring  arrangements  described above.  The Company  believes that an early  termination of one month or more of the accounts receivable factoring arrangement scheduled to terminate on December
31, 2004 will have a significant adverse affect on its net income during 2004.

On February 23, 2004, the third party sourcing company engaged to source private label  student  loans on behalf of WebBank  gave notice to WebBank that it would not renew the Loan Sale  Agreement  and Loan Program  Agreement  between the two parties.  Consequently,  those agreements  terminated at the conclusion of their current term on May 31, 2004. The terminated  private label student loan program generated  revenue of $42 and $75 for each of the six month  periods  ended June
30, 2004 and 2003, respectively.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            The  following  discussion  should be read in  conjunction  with the condensed  consolidated unaudited interim financial statements as of and for the three  month and six month  periods  ended June 30,  2004 of the Company and the notes thereto presented elsewhere herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

            At  June  30,  2004,  accounts  receivable   factoring   constituted
WebBank's principal line of business.  WebBank is engaged in accounts receivable factoring utilizing a factoring company. The Company has announced that a notice of  termination  has been issued with respect to a certain  accounts  receivable factoring  arrangement,  with the  termination  to be  effective  no later  than
December 31, 2004 (see Note 5 of the Notes to Condensed  Consolidated  Financial
Statements),  and that another  accounts  receivable  program was  terminated in
February 2004. The accounts receivable  factoring  arrangement that is scheduled to be terminated no later than December 31, 2004 generated revenue and income in the quarters ended June 30, 2003 and 2004 which accounted for (a)  substantially all of the revenue and  operating  income  generated by the  Company's  accounts receivable factoring operating segment for those quarters, and (b) a significant part of the revenue and operating  income of the Company for those quarters (see
Note 4 of the Notes to Condensed Consolidated Financial Statements). In light of the  significant  revenue and  operating  income  attributable  to this accounts receivable factoring  arrangement,  the Company believes that an exercise of the purchase  option  one month or more  prior to  December  31,  2004  could have a significant  adverse  effect on its net income  during  2004.  The Company  also believes that if the purchase option becomes effective during 2004, WebBank will
(a) not  generate  any  gain or loss as a result  of the  sale of the  portfolio because the factoring  company has elected to purchase the portfolio of accounts receivable  at  WebBank's  net book value,  and (b)  generate  approximately  $7 million of cash as a result of the sale of the  portfolio.  WebBank  anticipates that  the  cash  generated  by a sale of the  portfolio  will be used to  retire
Certificates of Deposit as they mature.

            Net income for the quarter  ended June 30, 2004 was $239,000 or $.05 per share  compared  to net  income of  $564,000  or $.13 per share for the same period in 2003. The change between  quarters  represented a decrease of $325,000 or $.08 per share.

            As shown in the two tables below,  the Company's net interest income before  credit for credit  losses  decreased  from  $1,067,000  to  $846,000,  a difference of $221,000.  Interest income decreased by $254,000.  Interest income from accounts receivable factoring decreased by $208,000, accounting for most of the decrease.  Of the $208,000 decrease in accounts  receivable interest income,
$20,000  was due to a decline in average  volume and  $188,000  was due to lower yields.  Interest  expense  decreased  by  $33,000,  primarily  due to a $31,000 decrease in interest expense on certificates of deposit. Of the $31,000 decrease in  certificate  of deposit  interest  expense,  $21,000 was due to a decline in average volume and $10,000 was due to lower rates.

                The  following  table shows an analysis of net  interest  income before credit for credit losses for the three-month  periods ended June 30, 2004 and 2003 (amounts in thousands):

                                               Average      Interest      Ave. Annual
                                               Amount        Earned       Yield/Rate
                                               ------       --------      -----------
       QUARTER ENDED JUNE 30, 2004

INTEREST EARNING ASSETS
Interest bearing deposits in other banks      $ 1,987       $     6          1.21%
Federal funds sold                              1,008             3          1.19%
Investment securities                           1,640            22          5.37%
Loans, net                                      9,945           195          7.84%
Purchased receivables
   Accounts receivable factoring                7,325           677         36.97%
   Other                                          179             4          8.94%
                                              -------      --------
  TOTAL INTEREST EARNING ASSETS               $22,084       $   907         16.43%
                                              =======      ========

INTEREST BEARING LIABILITIES
NOW/MMA deposits                              $    82       $     3          4.26%
Certificates of deposit                        10,234            58          2.27%
                                              -------      --------
   TOTAL INTEREST BEARING LIABILITIES         $10,516       $    61          2.32%
                                              =======      ========

NET INTEREST INCOME                                         $   846
                                                           ========
NET INTEREST MARGIN                                                         15.33%

                                               Average      Interest       Ave. Annual
                                               Amount        Earned        Yield/Rate
                                               ------       --------       -----------
       QUARTER ENDED JUNE 30, 2003

INTEREST EARNING ASSETS
Interest bearing deposits in other banks      $ 3,697       $     3           .32%
Federal funds sold                              1,804            16          3.55%
Investment securities                           1,900            38          8.00%
Loans, net                                     10,439           210          8.05%
Purchased receivables
   Accounts receivable factoring                7,538           885         46.96%
   Other                                          396             9          9.09%
                                              -------      --------
  TOTAL INTEREST EARNING ASSETS               $25,774       $ 1,161         18.02%
                                              =======      ========

INTEREST BEARING LIABILITIES
NOW/MMA deposits                              $   834       $     5          2.40%
Certificates of deposit                        13,670            89          2.60%
                                              -------      --------
   TOTAL INTEREST BEARING LIABILITIES         $14,504       $    94          2.59%
                                              =======      ========

NET INTEREST INCOME                                         $ 1,067
                                                           ========
NET INTEREST MARGIN                                                         16.56%

The  following  table  represents  the  effect of  changes  in  volume  (average balances)  and  interest  rates on  interest  income,  interest  expense and net interest  income when comparing the second quarter of 2004 to the second quarter of 2003.  The effect of a change in volume has been  determined  by applying the highest  average  rate to the change in the  average  balances  between  the two periods.  The  effect of a change in the  average  rate has been  determined  by applying the highest  average balance to the change in average rates between the two  periods.  Changes  resulting  from  a mix  of  volume/rate  variances  were distributed proportionately between volume and rate based on the relative values of the volume and rate variances to the total mix variance.

                                                 Quarter Ended June 30, 2004
                                                      Compared to 2003
                                               -------------------------------
                                                   (amounts in thousands)
                                               Due to     Due to       Total
                                               Volume      Rate       Change
                                               ------      ----       ------

INCREASE (DECREASE) IN INTEREST INCOME
Interest bearing deposits in other banks      $  (1)      $   4       $   3
Federal funds sold                               (4)         (9)        (13)
Investment securities                            (4)        (12)        (16)
Loans, net                                      (10)         (5)        (15)
Purchased receivables
   Accounts receivable factoring                (20)       (188)       (208)
   Other                                         (5)         --          (5)
                                              -------   ---------   -------
   TOTAL INTEREST INCOME                      $ (44)      $(210)      $(254)
                                              =======   =========   =======

INCREASE (DECREASE) IN INTEREST EXPENSE
NOW/MMA deposits                              $  (3)      $   1       $  (2)
Certificates of deposit                         (21)        (10)        (31)
                                              -------   ---------   -------
   TOTAL INTEREST EXPENSE                     $ (24)      $  (9)      $ (33)
                                              =======   =========   =======

The credit for credit losses  increased by $120,000.  A credit for credit losses rather than a provision for credit losses is the result of principal  reductions and risk grade changes  within the  discontinued  commercial  loan  portfolio at
WebBank.  WebBank discontinued new originations of commercial loans in 2001. The allowance  for credit  losses is  established  as losses are  estimated  to have occurred  through a provision  for credit  losses  charged to  earnings.  Credit
losses  are  charged  against  the  allowance  when   management   believes  the
uncollectibility  of a loan  or  receivable  balance  is  confirmed.  Subsequent recoveries, if any, are credited to the allowance. Principal reductions or grade changes that reduce the risk inherent in the portfolio also result in credits to the allowance.

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

The  allowance  for  purchased  receivable  losses,  which is included  with the allowance for credit losses,  is increased by charges to income and decreased by charge offs (net recoveries).  Management's  periodic evaluation of the adequacy of the  allowance is based on the  Company's  past  purchased  receivables  loss experience,  known and inherent risks in the portfolio,  adverse situations that may affect the debtor's  ability to repay, the estimated value of any underlying collateral and current economic  conditions.  Purchased  receivables are charged off when they are 120 days contractually past due, at which time the Company may enforce the  recourse  agreement  to collect  from the  customer  the  remaining outstanding balances.

The  following  table shows an analysis of the  Company's  allowance  for credit losses for the quarters ended June 30, 2004 and 2003 (amounts in thousands):

                                                Quarter Ended June 30,
                                                ----------------------
                                                 2004           2003
                                                 ----           ----

Balance at beginning of period                 $ 1,228        $ 1,517

Charge-offs by category:
   Commercial, financial and agricultural           --             --
   Installment loans to individuals                  3              4
   Purchased receivables

      Accounts receivable factoring                 32             --
      Other                                         --             --
                                               -------        -------
         Total charge-offs                          35              4

Recoveries by category:
   Commercial, financial and agricultural           --             --
   Installment loans to individuals                 --             --
   Purchased receivables
      Accounts receivable factoring                 --             --
      Other                                         --             --
                                               -------        -------
         Total recoveries                           --             --
                                               -------        -------

Net charge-offs                                     35              4

Credit for credit losses                          (123)            (3)
                                               -------        -------

Balance at end of period                       $ 1,070        $ 1,510
                                               =======        =======

Ratio of net charge-offs to average loans
   outstanding during the quarter                 0.20%          0.02%
                                               =======        =======

The following  table shows the  allocation  between  categories of loans for the allowance for credit losses as of June 30, 2004 and 2003 (amounts in thousands):

                                                                         June 30,
                                                         2004                              2003
                                                         ----                              ----

                                                 Amount of     % of loans in      Amount of    % of loans in
                                                allowance by    category to     allowance by    category to
Balance at End of Quarter Applicable to:          category      total loans       category      total loans
                                                  --------      -----------     ------------    -----------

Commercial, financial and agricultural             $  929          57.72%          $1,350          52.74%
Installment loans to individuals                        1           0.36%               2           0.68%

   Accounts receivable factoring                      135          41.02%             149          44.47%
   Other                                                5            .91%               9           2.10%
Unallocated                                            --            N/A               --            N/A
                                                   ------         ------           -------        ------
   Totals                                          $1,070         100.00%          $1,510         100.00%
                                                   ======         ======           =======        ======

                Noninterest  income for the Company  decreased  by $78,000.  The primary  reason for the  decline was a gain on sale of assets of $233,000 in the second  quarter of 2003 that did not reoccur in 2004.  Fee income  decreased  by
$39,000,  primarily  because  of a decline  in the  number  of  fee-for-services partners at WebBank.  Accounts receivable factoring servicing revenue,  received
from  participants  with  WebBank  in  several  accounts  receivable   factoring
transactions, increased by $180,000.

                The  Company's   noninterest   expenses  increased  by  $33,000,
comparatively,  between the two quarters.  The primary reason for the change was an increase  in  accounts  receivable  factoring  management  and broker fees of
$106,000 due to increases in average outstandings,  on which the fees are based.
The general and  administrative  expense  increase of $11,000  included a $5,000 write down of foreclosed  assets.  Offsetting  the  aforementioned  increases in noninterest  expenses,  salaries,  wages,  and  benefits  expenses  decreased by
$27,000 and  professional  and legal fees decreased by $57,000.  The decrease in salaries expense was due to a reduction of full time equivalent employees in the accounts  receivable  factoring program.  The decrease in legal expense occurred because  a  significant  amount of the legal  costs in 2004  were  direct  costs associated  with the  preparation  of a registration  statement  relating to the
Company's  subscription  rights offering commenced in July 2004. These costs are not  expensed.  Instead,  they are treated as a reduction of the proceeds of the rights  offering.  For  additional  details  regarding the  subscription  rights offering, see Part II, Item 5 "Other Information."

            Income tax expense  increased  by  $115,000.  The  Company  began to recognize  certain deferred taxes at the end of 2003,  resulting in a larger tax provision in 2004.

            Other  comprehensive  income increased by $294,000 due to changes in the market value of securities available- for-sale.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

            At  June  30,  2004,  accounts  receivable   factoring   constituted
WebBank's principal line of business.  WebBank is engaged in accounts receivable factoring utilizing a factoring company. The Company has announced that a notice of  termination  has been issued with respect to a certain  accounts  receivable factoring  arrangement,  with the  termination  to be  effective  no later  than
December 31, 2004 (see Note 5 of the Notes to Condensed  Consolidated  Financial
Statements),  and that another  accounts  receivable  program was  terminated in
February 2004. The accounts receivable  factoring  arrangement that is scheduled to be terminated no later than December 31, 2004 generated revenue and income in the six month  periods  ended  June 30,  2003 and 2004 which  accounted  for (a)
substantially all of the revenue and operating income generated by the Company's accounts  receivable  factoring  operating segment for those periods,  and (b) a significant  part of the revenue and  operating  income of the Company for those
periods  (see  Note  4  of  the  Notes  to  Condensed   Consolidated   Financial
Statements).   In  light  of  the  significant   revenue  and  operating  income
attributable  to this accounts  receivable  factoring  arrangement,  the Company believes  that an  exercise  of the  purchase  option one month or more prior to
December  31,  2004 could have a  significant  adverse  effect on its net income during 2004.  The Company also  believes  that if the  purchase  option  becomes effective  during  2004,  WebBank  will (a) not  generate  any gain or loss as a result of the sale of the portfolio because the factoring company has elected to purchase the portfolio of accounts  receivable at WebBank's net book value,  and
(b)  generate  approximately  $7  million of cash as a result of the sale of the portfolio.  WebBank  anticipates  that  the  cash  generated  by a  sale  of the portfolio will be used to retire Certificates of Deposit as they mature.

                Net income for the six months ended June 30, 2004 was $64,000 or
$.01 per share compared to net income of $778,000 or $.18 per share for the same period in 2003. The change between  quarters  represented a decrease of $714,000 or $.17 per share.

                As shown in the two tables  below,  the  Company's  net interest income before credit for credit losses  decreased by $199,000.  Interest  income decreased  by  $256,000.  Interest  income from  accounts  receivable  factoring decreased  by $178,000,  accounting  for most of the  decrease.  Of the $178,000 decrease in accounts receivable  factoring interest income,  $232,000 was due to lower yields  which was offset by a positive  impact of $54,000 due to increased volume.  Interest  income  from loans  decreased  by $64,000,  of which  $52,000 resulted from decreases in volume and $12,000 from decreases in yield.  Interest expense  decreased by $57,000,  primarily due to a $51,000  decrease in interest expense on  certificates of deposit.  Of the $51,000  decrease in certificate of deposit  interest  expense,  $34,000 was due to a decline in average  volume and
$17,000 was due to lower rates.

                The  following  table shows an analysis of net  interest  income before  credit for credit  losses for the six month  periods ended June 30, 2004 and 2003(amounts in thousands):

                                                             Average      Interest      Ave. Annual
                                                             Amount        Earned       Yield/Rate
                                                             ------       --------      -----------
    SIX MONTHS ENDED JUNE 30, 2004

INTEREST EARNING ASSETS
Interest bearing deposits in other banks                     $ 3,913       $    15          0.77%
Federal funds sold                                             1,224             7          1.14%
Investment securities                                          1,021            49          9.60%
Loans                                                          9,392           388          8.26%

Purchased receivables
   Accounts receivable factoring                               7,173         1,407         39.23%
   Other                                                         208             9          8.65%
                                                             --------   ----------
  TOTAL INTEREST EARNING ASSETS                              $22,931       $ 1,875         16.35%
                                                             ========   ==========

INTEREST BEARING LIABILITIES
NOW/MMA deposits                                             $   340       $     4          2.35%
Certificates of deposit                                       10,705           130          2.45%
                                                             --------   ----------
   TOTAL INTEREST BEARING LIABILITIES                        $11,045       $   134          2.44%
                                                             ========   ==========

NET INTEREST INCOME                                                        $ 1,741
                                                                        ==========
NET INTEREST MARGIN                                                                        15.18%

                                                             Average      Interest      Ave. Annual
                                                             Amount        Earned       Yield/Rate
                                                             ------       --------      -----------
    SIX MONTHS ENDED JUNE 30, 2003

INTEREST EARNING ASSETS
Interest bearing deposits in other banks                     $ 2,822       $     8          0.57%
Federal funds sold                                             2,474            25          2.02%
Investment securities                                          2,122            43          4.05%
Loans                                                         10,617           452          8.51%
Purchased receivables
   Accounts receivable factoring                               6,897         1,585         45.96%
   Other                                                         422            18          8.53%
                                                             --------   ----------
  TOTAL INTEREST EARNING ASSETS                              $25,354       $ 2,131         16.81%
                                                             ========   ==========

INTEREST BEARING LIABILITIES
NOW/MMA deposits                                             $   730       $    10          2.74%
Certificates of deposit                                       13,318           181          2.72%
                                                             --------   ----------
   TOTAL INTEREST BEARING LIABILITIES                        $14,048       $   191          2.72%
                                                             ========   ==========

NET INTEREST INCOME                                                        $ 1,940
                                                                           =======
NET INTEREST MARGIN                                                                        15.30%
                                       18

            The  following  table  represents  the  effect of  changes in volume
(average  balances) and interest rates on interest income,  interest expense and net interest income when comparing the first six months of 2004 to the first six months of 2003. The effect of a change in volume has been determined by applying the highest average rate to the change in the average  balances  between the two periods.  The  effect of a change in the  average  rate has been  determined  by applying the highest  average balance to the change in average rates between the two  periods.  Changes  resulting  from  a mix  of  volume/rate  variances  were distributed proportionately between volume and rate based on the relative values of the volume and rate variances to the total mix variance.

                                              Six Months Ended June 30, 2004
                                                     Compared to 2003
                                             --------------------------------
                                                (amounts in thousands)
                                             Due to       Due to      Total
                                             Volume        Rate       Change
                                             ------        ----       ------

INCREASE (DECREASE) IN INTEREST INCOME
Interest bearing deposits in other banks      $   4       $   3       $   7

Federal funds sold                              (10)         (8)        (18)
Investment securities                           (22)         28           6
Loans                                           (52)        (12)        (64)
Purchased receivables
   Accounts receivable factoring                 54        (232)       (178)
   Other                                         (9)         --          (9)
                                              -------   ---------   -------
   TOTAL INTEREST INCOME                      $ (35)      $(221)      $(256)
                                              =======   =========   =======

INCREASE (DECREASE) IN INTEREST EXPENSE
NOW/MMA deposits                              $  (5)      $  (1)      $  (6)
Certificates of deposit                         (34)        (17)        (51)
                                              -------   ---------   -------
   TOTAL INTEREST EXPENSE                     $ (39)      $ (18)      $ (57)
                                              =======   =========   =======

            The credit for credit  losses  increased by  $142,000.  A credit for credit  losses  rather  than a  provision  for  credit  losses is the  result of principal  reductions and risk grade changes within the discontinued  commercial loan portfolio at WebBank.  WebBank  discontinued new originations of commercial loans in 2001.  The  allowance for credit  losses is  established  as losses are estimated to have  occurred  through a provision  for credit  losses  charged to earnings.  Credit  losses are charged  against  the  allowance  when  management believes the  uncollectibility  of a loan or  receivable  balance is  confirmed.
Subsequent  recoveries,  if  any,  are  credited  to  the  allowance.  Principal reductions or grade changes that reduce the risk inherent in the portfolio  also result in credits to the allowance.

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

            The  allowance for purchased  receivable  losses,  which is included with the  allowance  for credit  losses,  is  increased by charges to income and decreased by charge offs (net recoveries).  Management's  periodic evaluation of the  adequacy  of the  allowance  is  based  on  the  Company's  past  purchased receivables loss experience,  known and inherent risks in the portfolio, adverse situations that may affect the debtor's ability to repay, the estimated value of any underlying collateral and current economic conditions. Purchased receivables are charged off when they are 120 days contractually past due, at which time the
Company may enforce the  recourse  agreement  to collect  from the  customer the remaining outstanding balances.

            The following table shows an analysis of the Company's allowance for credit  losses  for the six  months  ended June 30,  2004 and 2003  (amounts  in thousands):

                                              Six Months Ended June 30,
                                                 2004           2003
                                                 ----           ----

Balance at beginning of year                   $ 1,302        $ 1,526

Charge-offs by category:
   Commercial, financial and agricultural           --             --
   Installment loans to individuals                  6             10
   Purchased receivables
      Accounts receivable factoring                 78             --
      Other                                         --             --
                                               ---------    ---------
         Total charge-offs                          84             10

Recoveries by category:
   Commercial, financial and agricultural           --             --

   Installment loans to individuals                 --             --
   Purchased receivables
      Accounts receivable factoring                 --             --
      Other                                         --             --
                                               ---------   ----------
         Total recoveries                           --             --
                                               ---------   ----------

Net charge-offs                                     84             10

Credit for credit losses                          (148)            (6)
                                               ---------   ----------

Balance at end of period                       $ 1,070        $ 1,510
                                               =========   ==========

Ratio of net charge-offs to average loans
   outstanding during the period                  0.50%          0.06%
                                               =========   ==========

The following  table shows the  allocation  between  categories of loans for the allowance for credit losses as of June 30, 2004 and 2003 (amounts in thousands):

                                                                         June 30,
                                                         2004                              2003
                                                         ----                              ----

                                                  Amount of    % of loans in      Amount of    % of loans in
                                                allowance by    category to     allowance by    category to
Balance at End of Quarter Applicable to:          category      total loans       category      total loans
                                                  --------      -----------     ------------    -----------

Commercial, financial and agricultural            $  929          57.72%          $1,350          52.74%
Installment loans to individuals                       1           0.36%               2           0.68%
Purchased receivables
   Accounts receivable factoring                     135          41.02%             149          44.47%
   Other                                               5            .91%               9           2.10%
Unallocated                                           --            N/A               --            N/A
                                                ----------    ------------    --------------   ---------
   Totals                                         $1,070         100.00%          $1,510         100.00%
                                                ==========    ============    ==============   =========

                Noninterest  income for the Company  decreased  by $98,000.  The primary  reason for the  decline was a decrease in the gain on sale of assets of
$232,000.  Fee income decreased by $131,000,  primarily  because of a decline in
the  number  of  fee-for-services   partners  at  WebBank.  Accounts  receivable
factoring servicing revenue,  received from participants with WebBank in several accounts receivable factoring transactions, increased by $261,000.

                The  Company's   noninterest  expenses  increased  by  $367,000,
comparatively, between the two periods. The primary reason for the change was an increase in accounts receivable factoring management and broker fees of $201,000 due to  increases  in  average  outstandings,  on  which  the  fees  are  based.
Professional and legal fees increased  $102,000  primarily due to additional SEC filings not directly related to the the stock rights  offering.  The general and administrative  expense  increase  of $68,000  included a $25,000  write down of foreclosed assets.

            Income tax expense  increased  by  $202,000.  The  Company  began to recognize  certain deferred taxes at the end of 2003,  resulting in a larger tax provision in 2004.

            Other  comprehensive  income  increased by $25,000 due to changes in the market value of securities available-for-sale.

LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 2004 and December 31, 2003,  the Company's cash and cash equivalents totaled $3,236,000 and $7,245,000,  respectively.  The cash balances at December 31, 2003  included  liquidity to fund  expected  growth in purchased receivables.  However, after accumulating these balances, notices of termination were given with  respect to two  agreements  included  in the  WebBank  accounts receivable factoring program (see Note 5 of the Notes to Condensed  Consolidated
Financial  Statements).  Based on the terms of the accounts receivable factoring agreements,  the other parties to the agreements  have the right to purchase our current  portfolio  of purchased  receivables.  One of these  parties  purchased approximately  $500,000 of the factoring portfolio in February 2004. The Company used  the  proceeds  to  reduce  outstanding  certificates  of  deposit.  If the remainder of the  purchased  receivables  is  purchased by the other party,  the
Company also intends to use those proceeds of approximately $7 million to reduce the  outstanding  certificates  of deposit as they mature.  During the six month period,  recognizing  the prospect of slower  growth in the accounts  receivable factoring  program,  WebBank  did not  fully  replace  several  of the  maturing certificates  of deposit.  Additionally,  the Company used some of its liquidity during the first six months of 2004 to purchase  $2,000,000 of equity securities and a $1,500,000 loan participation.

            The Company's funding depends primarily on brokered  certificates of deposit.  Brokered  certificates  of deposit  are time  deposits,  generally  in amounts of $100,000 or less, placed in a bank by a broker. The broker receives a fee from the bank and/or the depositor for providing this intermediary  service.
Depositors  that  invest in  brokered  certificates  of  deposit  are  generally interest  rate  sensitive  and  well  informed  about  alternative  markets  and investments. Consequently, funding with brokered certificates of deposit may not provide the same stability to a bank's deposit base as traditional  local retail deposit  relationships.  Because of the  Company's  dependence on the market for brokered  certificates of deposit (93% of total deposits at June 30, 2004),  its liquidity may be negatively  impacted if that funding source  experiences supply difficulties  due to loss of investor  confidence or a flight to higher  quality
investments.   In  addition,   only  banks  that  are  determined  to  be  "well
capitalized"  by their  regulatory  agencies  are  permitted  to issue  brokered certificates of deposit without restriction. In the event WebBank were no longer classified as "well capitalized," it might be required to obtain permission from its regulators to issue brokered certificates of deposit,  which could be denied under certain circumstances.

            The  Company's  operating  results may be  negatively  impacted by a change in interest rates required to obtain brokered certificates of deposit. In general,  increases in interest rates on brokered  certificates  of deposit will reduce the Company's  operating income.  Increases in the rates the Company pays for brokered  certificates  of deposit  could occur  because of various  reasons including shifts in the Treasury yield curve, a loss of confidence in the market for brokered  certificates of deposit,  a potential  mismatch versus maturity or duration of the  Company's  earning  assets,  or a  deterioration  of  WebBank's financial condition.

            Funding for WebBank is also  available  from a $1,000,000  unsecured line of credit with a local  correspondent  bank.  Management  believes that the
Company's  current cash and cash equivalent  balances,  expected  operating cash inflows,  and  WebBank  borrowing  sources are  adequate  to meet the  Company's liquidity needs through at least the next 12 months.

            The Company commenced a subscription rights offering that expired on
August 13, 2004. For more information on the subscription  rights offering,  see
Part II, Item 5 "Other Information."

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

OFF-BALANCE SHEET ARRANGEMENTS

            The Company is a party to  financial  instruments  with  off-balance sheet  risk.  In the normal  course of  business,  these  financial  instruments include  commitments to extend credit in the form of loans or through letters of credit.  Those instruments  involve, to varying degrees,  elements of credit and interest rate risk in excess of the amount  recognized on the balance sheet. The
Company's  exposure to credit loss in the event of  nonperformance  by the other
party  to  the  financial   instrument  for  commitments  to  extend  credit  is
represented  by the  contractual  amount of those  instruments.  Commitments  to extend  credit  are  agreements  to lend to a  customer,  provided  there  is no violation of any condition  established in the contract.  Commitments  generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the  commitments are expected to expire without being drawn upon, the total  commitment  amounts do not necessarily  represent  future cash requirements. The Company uses the same credit policy in making commitments and conditional  obligations as they do for on-balance  sheet  instruments.  The
Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained,  if deemed necessary upon extension of credit, is based on management's  credit  evaluation of the borrower.  At June 30, 2004 and
December 31, 2003, the Company had no undisbursed commercial loan commitments or consumer  credit card loan  commitments.  For the same  periods,  the  Company's undisbursed  accounts receivable  factoring  commitments  totaled  approximately
$4,704,000 and $8,138,000, respectively. Notices of termination have been issued with respect to certain accounts receivable factoring and service arrangements.

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

                The  second  axis of the  matrix  consists  of up to  five  risk levels.  Each of the risk levels is  represented by a percentage figure that equals the portion of the  outstanding  loan balance that is expected to be a loss. The risk level  percentage  falls within a range of  percentages  assigned  to that grade based on historical loss experience.

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
Determination  of whether a decline in market value is other than  temporary may be  subjective  because  it  requires  significant  estimates  of the  projected financial condition of the issuer, of the industry in which the issuer operates, and of local, regional,  and national economies.  See Notes 1 and 2 of the Notes to Consolidated  Financial  Statements in the 2003 10-KSB/A for a description of the  methodology  used by the  Company to  determine  the cost and fair value of equity securities available for sale.

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

            The net change in the total deferred tax valuation allowance for the year  ended  December  31,  2003 was a  decrease  of  $1,302,000.  The  decrease represented the amount of valuation  allowance  remaining at WebBank.  Since its inception in 1998,  WebBank had experienced a history of  inconsistent  earnings which made it "more  likely than not" that some  portion or all of the  deferred tax  assets  would not be  recognized.  Therefore,  a  valuation  allowance  was established in accordance with FASB 109, paragraph 17e. As of December 31, 2003, the Company  determined  that, based on the two previous years' earnings and the prospect for similar  performance in the foreseeable future, it was "more likely than not" that all of WebBank's  deferred tax assets  would be  recognized.  See
Notes 1 and 12 of the Notes to  Consolidated  Financial  Statements  in the 2003
10-KSB/A for a further  description  of the  methodology  used by the Company to determine the deferred tax valuation allowance.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            There  were  no  recently  issued  accounting   pronouncements  that
impacted the Company.

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

            As of the end of the period covered by this Form 10-QSB, the Company carried out an evaluation  under the supervision and with the  participation  of the Company's  management,  including the Company's Chief Executive  Officer and
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Securities Exchange Act
Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation,  the Chief Executive
Officer and Chief  Financial  Officer  concluded  that the Company's  disclosure controls and procedures are effective to ensure that information  required to be disclosed  in the reports  that the  Company  files  under the  Exchange  Act is recorded,  processed,  summarized and reported within the time periods specified by the SEC's rules and  regulations.  There were no  significant  changes in the
Company's internal controls or in other factors that could significantly  affect these controls subsequent to the date of their evaluation.

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

PART II: OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

            On July 14, 2004, the Company issued to shareholders of record as of
July 9, 2004 (the "Record  Date") one right for each share of common stock owned on the Record Date (the "Offering").  Each right entitles shareholders of record to purchase one share of the Company's  common stock at a subscription  price of
$2.25 per share.  The rights expired at 5:00 p.m., New York City time, on August
13, 2004.  The Company has been  advised by its  transfer  agent that all rights have been exercised in the Offering.  Accordingly,  the Company expects to raise approximately $9.8 million,  before expenses, and an additional 4,366,866 shares of common stock will be issued to shareholders  who exercised their rights.  The cover page of this Form  10-QSB  reports  the  number of shares of common  stock issued and  outstanding  without  taking  into  account  the  additional  shares expected to be issued as a result of the Offering. However, a total of 8,733,732 shares of common  stock is expected to be issued and  outstanding  after  giving effect to the shares to be issued as a result of the Offering.

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

Date:  August 16, 2004                WEBFINANCIAL CORPORATION

                                      By: /s/ Warren G. Lichtenstein
                                          -----------------------------
                                          President and Chief Executive Officer

                                      By: /s/ Glen M. Kassan
                                          -----------------------------
                                          Vice President and Chief
                                          Financial Officer

