Form 10QSB
period 2004-09-30
WEBFINANCIAL CORP
filed 2004-11-15
CIK 85149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

 X     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---    of 1934

                For the quarterly period ended September 30, 2004

       Transition report under Section 13 or 15(d) of the Exchange Act
---

                        For the transition period from       to
                                                       ----     ----

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

                             Yes [X]   No [ ]

Shares of Issuer's  Common  Stock  Outstanding  at November 12, 2004: 8,733,732

Transitional Small Business Disclosure Format:  Yes [  ]    No [X]

                                      INDEX

PART I - FINANCIAL INFORMATION                                      PAGE NUMBER

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Statements of Financial Condition as of
         September 30, 2004 (unaudited) and December 31, 2003..................2

         Condensed Consolidated Statements of Income and Comprehensive Income
         Three Months Ended September 30, 2004 and 2003 (unaudited)............4

         Condensed Consolidated Statements of Income and Comprehensive Income
         Nine Months Ended September 30, 2004 and 2003 (unaudited).............6

         Condensed Consolidated Statements of Stockholder's Equity
         Nine Months Ended September 30, 2004 and 2003 (unaudited).............8

         Condensed Consolidated Statements of Cash Flows

PART II - OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in thousands except share data)

                           ASSETS                                 SEPTEMBER 30, 2004  DECEMBER 31, 2003
                                                                  ------------------  -----------------
                                                                       (unaudited)

Cash and due from banks                                                  $      4           $     15
Interest bearing deposits in other banks                                   11,928              6,265
Federal funds sold                                                           --                  965
                                                                         --------           --------
        Total cash and cash equivalents                                    11,932              7,245

Investment securities
        Held-to-maturity (estimated fair value $47 at September
                  30, 2004 and $49 at December 31, 2003)                       46                 48
        Available-for-sale                                                  1,658                324
                                                                         --------           --------
                 Total investment securities                                1,704                372

Loans, net                                                                  9,047              8,819
Purchased receivables
        Accounts receivable factoring                                       7,894              7,352
        Other                                                                  99                268
Allowance for credit losses                                                (1,716)            (1,302)
                                                                         --------           --------
                Total loans, net                                           15,324             15,137

Foreclosed assets                                                             175                200
Premises and equipment, net                                                    24                 15
Accrued interest receivable                                                   283                244
Goodwill, net                                                               1,380              1,380
Deferred tax assets                                                           715                757
Other assets, net                                                           2,150              1,098
                                                                         --------           --------
                                                                         $ 33,687           $ 26,448
                                                                         ========           ========

                                   (Continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
                    (Amounts in thousands except share data)

                                                                           SEPTEMBER 30, 2004  DECEMBER 31, 2003
                                                                           ------------------  -----------------
                                                                            (unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
       Non interest-bearing demand                                            $    202           $    206
       NOW/MMA accounts                                                             31                347
       Certificates of deposit                                                   8,991             11,364
                                                                              --------           --------
               Total deposits                                                    9,224             11,917

Other borrowings                                                                   259               --
Other liabilities                                                                  472                377
                                                                              --------           --------
Total liabilities before minority interest                                       9,955             12,294

Minority interest                                                                  466                463

Commitments and contingencies                                                     --                 --

Stockholders' Equity
       Preferred stock, 10,000,000 shares authorized, none issued                 --                 --
       Common stock, 50,000,000 shares authorized,
         $.001 par value, 8,733,732 shares issued and outstanding at
         September 30, 2004 and 4,366,866 shares issued and
         outstanding at December 31, 2003                                            9                  4
       Additional paid-in-capital                                               47,641             36,606
       Accumulated  deficit                                                    (24,630)           (22,974)
       Accumulated other comprehensive income                                      246                 55
                                                                              --------           --------
Total stockholders' equity                                                      23,266             13,691
                                                                              --------           --------
                                                                              $ 33,687           $ 26,448
                                                                              ========           ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
                               INCOME (UNAUDITED)
                 (Amounts in thousands except per share amounts)
                                                                           FOR THE THREE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                          2004             2003
                                                                          ----             ----
Interest income
   Loans, including fees                                               $   257           $   194
   Purchased receivables
      Accounts receivable factoring                                        490               941
      Other                                                                  3                 7
   Interest bearing deposits in other banks                                 11                 4
   Federal funds sold                                                        3                 5
   Investment securities                                                    23                22
                                                                       -------           -------
      Total interest income                                                787             1,173

Interest expense                                                            59                72
                                                                       -------           -------
      Net interest income before provision (credit) for
      credit losses                                                        728             1,101

Provision (credit) for credit losses                                     1,149               (32)
                                                                       -------           -------
      Net interest income (loss) after provision (credit) for
      credit losses                                                       (421)            1,133

Noninterest income
   Loss on sale of assets                                                 --                 (35)
   Fee income                                                               69               105
   Accounts receivable factoring servicing revenue                         170              --
   Miscellaneous income, net                                                58                58
                                                                       -------           -------
      Total noninterest income                                             297               128

Noninterest expenses
   Salaries, wages, and benefits                                            68               260
   Professional and legal fees                                              60                69
   Accounts receivable factoring management and broker fees                (83)              340
  Other management fees - related party                                     78                78
   Loss on impairment of securities available-for-sale                    --                 325
   Other general and administrative                                        158               248
                                                                       -------           -------
      Total noninterest expenses                                           281             1,320
                                                                       -------           -------
         Operating loss                                                   (405)              (59)

Income tax credit                                                         (129)             --
                                                                       -------           -------
   Loss before minority interest                                          (276)              (59)

Income (expense) attributable to minority interest                         (21)               20
                                                                       -------           -------
   Net loss                                                               (255)              (79)

                                   (Continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
                         INCOME (UNAUDITED) (CONTINUED)
                 (Amounts in thousands except per share amounts)

                                                                           FOR THE THREE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                         2004                   2003
                                                                         ----                   ----

Other comprehensive income
   Unrealized gains on available-for-sale securities arising
     in period                                                                 16                   164
   Reclassification adjustment - loss included in net income                 --                     325
                                                                      -----------           -----------
   Net unrealized gains/losses                                                 16                   489
   Income tax expense on other comprehensive income                          --                    --
                                                                      -----------           -----------
      Total other comprehensive income, net of tax                             16                   489
                                                                      -----------           -----------
Comprehensive income (loss)                                           $      (239)          $       410
                                                                      ===========           ===========
Net loss per common share, basic and diluted                          $      (.04)          $      (.02)
Weighted average number of common shares:
      Basic                                                             6,430,330             4,366,866
      Diluted                                                           6,430,330             4,366,866

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
                               INCOME (UNAUDITED)
                 (Amounts in thousands except per share amounts)

                                                                         FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                       2004              2003
                                                                     -------           -------
Interest income
   Loans, including fees                                             $   645           $   646
   Purchased receivables
      Accounts receivable factoring                                    1,897             2,526
      Other                                                               12                25
   Interest bearing deposits in other banks                               26                12
   Federal funds sold                                                     10                30
   Investment securities                                                  72                65
                                                                     -------           -------
      Total interest income                                            2,662             3,304

Interest expense                                                         193               263
                                                                     -------           -------

         Net interest income before provision (credit) for
         credit losses                                                 2,469             3,041

Provision (credit) for credit losses                                   1,001               (38)
                                                                     -------           -------

         Net interest income after provision (credit) for
         credit losses                                                 1,468             3,079

Noninterest income
   Gain on sale of assets                                                 15               198
   Fee income                                                            203               370
   Accounts receivable factoring servicing revenue                       431              --
   Miscellaneous income, net                                             184               194
                                                                     -------           -------
      Total noninterest income                                           833               762

Noninterest expenses
   Salaries, wages, and benefits                                         557               745
   Professional and legal fees                                           390               297
   Accounts receivable factoring management and broker fees              691               913
   Other management fees - related party                                 225               233
   Loss on impairment of securities available-for-sale                  --                 325
   Other general and administrative                                      551               573
                                                                     -------           -------
      Total noninterest expenses                                       2,414             3,086
                                                                     -------           -------
         Operating income (loss)                                        (113)              755

 Income taxes                                                             75                 2
                                                                     -------           -------

   Income (loss) before minority interest                               (188)              753

Income attributable to minority interest                                   3                54
                                                                     -------           -------
   Net income (loss)                                                    (191)              699

                                   (Continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                  COMPREHENSIVE INCOME (UNAUDITED) (CONTINUED)
                 (Amounts in thousands except per share amounts)

                                                                               FOR THE NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                             2004                   2003
                                                                         -----------           -----------

Other comprehensive income
   Unrealized gains on available for sale securities arising in
      period                                                                     191                   593
   Loss on sale of securities included in net income                            --                    (274)
   Reclassification adjustment - loss included in net income                                           325
                                                                         -----------           -----------
   Net unrealized gains                                                          191                   644
   Income tax expense on other comprehensive income                             --                    --
                                                                         -----------           -----------
      Total other comprehensive income, net of tax                               191                   644
                                                                         -----------           -----------

Comprehensive income                                                     $      --             $     1,343
                                                                         ===========           ===========

Net income (loss) per common share, basic and diluted                    $      (.04)          $       .16
Weighted average number of common shares:
      Basic                                                                5,054,687             4,366,866
      Diluted                                                              5,054,687             4,367,792

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                        WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                       (UNAUDITED)
                               NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2004
                                        (Amounts in thousands except share data)

                                                                                                   ACCUMULATED
                                                COMMON STOCK                                          OTHER           TOTAL
                                                ------------           PAID-IN      ACCUMULATED    COMPREHENSIVE   STOCKHOLDER'S
                                            SHARES        AMOUNT       CAPITAL        DEFICIT      INCOME (LOSS)      EQUITY
                                            ------        ------       -------        -------      -------------     --------

Balance at January 1, 2003                4,366,866    $        4    $   36,606     $  (25,083)    $     (257)    $   11,270

Comprehensive income :

   Net income                                   ---           ---           ---            699            ---            699
   Unrealized holding                           ---           ---           ---            ---            644            644
   gain arising during
   period, net of tax
Total comprehensive income                      ---           ---           ---            699            644          1,343
                                          -------------------------------------------------------------------------------------

Balance at
September 30, 2003                        4,366,866    $        4    $   36,606     $  (24,384)    $      387     $   12,613
                                          =====================================================================================

Balance at January 1, 2004                4,366,866    $        4    $   36,606     $  (22,974)    $       55     $   13,691

Common stock subscription
rights offering:
      Proceeds, net                       4,366,866             5         9,570            ---            ---          9,575
      Rights dividend declared                 ---            ---         1,465         (1,465)           ---            ---

Comprehensive income:
    Net income                                  ---           ---           ---           (191)           ---           (191)
    Unrealized holding gain                     ---           ---           ---            ---            191            191
    arising during period,
    net of tax
                                          -------------------------------------------------------------------------------------
Total comprehensive income                      ---           ---           ---           (191)           191            ---
                                          -------------------------------------------------------------------------------------

Balance at September 30, 2004             8,733,732    $        9     $   47,641     $ (24,630)    $      246    $   23,266
                                          =====================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)
                                                                                                   FOR THE NINE MONTHS
                                                                                                   ENDED SEPTEMBER 30,
                                                                                                 2004                2003
                                                                                                 ----                ----
Cash flows from operating activities:
Net income (loss) from operations                                                                (191)               699
Adjustments to reconcile net income to net cash
   used in operating activities:
   Minority interest                                                                                3                 54
   Depreciation                                                                                    12                 23
   Provision (credit) for credit losses                                                         1,001                (38)
   Accretion of loan income and fees, net                                                         (70)              (103)
   Amortization of servicing assets                                                                19                 42
   Amortization of other assets                                                                     2                  6
   Write down of foreclosed assets                                                                 25                  -
   Loss on disposition of foreclosed assets                                                         -                 56
   Gain on sale of AFS securities                                                                  (1)              (274)
   Loss on impairment of AFS securities                                                             -                325
Changes in operating assets and liabilities:
   Accrued interest receivable                                                                    (39)               (46)
   Deferred tax assets                                                                             42                  -
   Other assets                                                                                (1,073)               (52)
   Interest payable                                                                               (13)               (97)
   Other liabilities                                                                              108               (540)
                                                                                             --------           --------
      Net cash (used in)  provided by operating activities                                       (175)                55

Cash flows from investing activities:
   Purchase of investment securities held-to-maturity                                               -               (100)
   Principal payments received on investment securities held-to-maturity                            2                 10
   Purchase of investment securities available-for-sale                                        (1,165)            (2,675)
   Sale of investment securities available-for-sale                                                 2                858
   Principal payments received on investment securities
   available-for-sale                                                                              21              2,054
   Purchase of premises and equipment                                                             (21)                 -
   Proceeds from sale of foreclosed assets                                                          -                  -
   Loans originated, receivables purchased, and principal
   collections, net                                                                            (1,118)               855
                                                                                             --------           --------
      Net cash (used in)  provided by investing activities                                     (2,279)             1,002

Cash flows from financing activities:
   Net increase (decrease) in noninterest bearing deposits                                         (4)               126
   Net decrease in NOW/MMA deposits                                                              (316)               (90)
   Net decrease  in certificates of deposit                                                    (2,373)            (1,439)
   Net increase in other borrowings                                                               259                  -
   Net proceeds from stock rights offering                                                      9,575                  -
                                                                                             --------           --------
      Net cash provided by (used in) financing activities                                       7,141             (1,403)

Net increase (decrease) in cash and cash equivalents                                            4,687               (346)
   Cash and cash equivalents at beginning of period                                             7,245              6,546
                                                                                             --------           --------
   Cash and cash equivalents at end of period                                                $ 11,932           $  6,200
                                                                                             ========           ========

                                                              (Continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                             (Amounts in thousands)

                                                             FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              2004          2003
                                                              ----          ----
Supplemental disclosure of cash flow information:
   Cash paid for interest                                     $206          $297
   Cash paid for income taxes                                 $ 33          $  2

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

At September 30, 2004,  the Company had a balance of net  unrealized  gains from available-for-sale securities of $246. The balance at December 31, 2003 was $55.
Net unrealized  gains and losses on  available-for-sale  securities are shown as
"accumulated  other   comprehensive   income"  on  the  Condensed   Consolidated
Statements  of  Financial  Condition.  The  change  in net  unrealized  gains on available-for-sale  securities  between  the  two  periods  resulted  in a  $191 increase in accumulated other  comprehensive  income in the first nine months of
2004.

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

      In the opinion of  management,  all  adjustments  are  comprised of normal recurring  accruals necessary for the fair presentation of the interim financial statements.  Operating  results for the nine months ended September 30, 2004 are not  necessarily  indicative  of the results  that may be expected  for the year ending December 31, 2004.

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

      As of  September  30, 2004,  accumulated  other  comprehensive  income consisted of the following:

Balance at December 31, 2003                                                $ 55
Net change during  the period related
   to unrealized holding gains
   on available-for-sale
   securities arising during the period                                      191
                                                                            ----
Balance at September 30, 2004                                               $246
                                                                            ====

4.    OPERATING SEGMENT INFORMATION

      Operating  segments  represent  components  of an  enterprise  about which separate financial  information is available that is evaluated  regularly by the chief  operating  decision  maker in deciding how to allocate  resources  and in assessing performance.

      The Company  evaluates  segment  performance  internally based on lines of business and the operating  segments are so defined.  The Company has identified two operating segments.  The first is the accounts receivable  factoring program operated by WebBank.  The second  operating  segment,  termed "other,"  includes
commercial  lending,  fee  for  services,  and  investment  activities.   Income
generated from  investments in factoring  receivables by Company  entities other than WebBank is also  included in the "other"  operating  segment.  For the nine months ended  September 30, 2004 and 2003,  factoring  income earned by entities other than WebBank was $6 and $229, respectively.

      Note  5 of  the  Notes  to  Condensed  Consolidated  Financial  Statements
provides  information  regarding  termination of the WebBank accounts receivable factoring programs described above as the first operating segment.

      The following is a summary of selected  operating segment  information for the three  months  and nine  months  ended  September  30,  2004 and  2003.  The information  represents  operating results as if the segments were operated on a stand alone  basis.  However,  the results do not reflect a full  allocation  of costs based on the current structure of the entities, and thus the results might not be comparable to like information from other companies.

                                                             Accounts
                                                            Receivable                            Consolidated
                                                             Factoring          Other               Company
                                                             --------           --------           --------

THREE MONTHS ENDED SEPTEMBER 30, 2004:
Statement of Operations Information (Quarter):
Net interest income (loss) after provision (credit)
for credit losses                                            $   (766)          $    345           $   (421)
Noninterest income                                                170                127                297
Noninterest expense (credit)                                      (81)               362                281
                                                             --------           --------           --------
Operating income (loss)                                          (515)               110               (405)
Income taxes                                                        -               (129)              (129)
Income attributable to minority interest                            -                (21)               (21)
                                                             --------           --------           --------
Net income (loss)                                            $   (515)          $    260           $   (255)

Statement of Financial Condition Information (As
of September 30, 2004):
Total assets                                                 $  8,004           $ 25,683           $ 33,687
Net loans and purchased receivables                          $  7,044           $  8,280           $ 15,324
Deposits                                                     $  6,481           $  2,743           $  9,224

THREE MONTHS ENDED SEPTEMBER 30, 2003:
Statement of Operations Information (Quarter):
Net interest income after provision (credit) for
credit losses                                                $    773           $    360           $  1,133
Noninterest income                                                  -                128                128
Noninterest expense                                               459                861              1,320
                                                             --------           --------           --------
Operating income (loss)                                           314               (373)               (59)
Income taxes                                                        -                  -                  -
Income attributable to minority interest                            -                 20                 20
                                                             --------           --------           --------
Net income (loss)                                            $    314           $   (393)          $    (79)
                                                             --------           --------           --------

Statement of Financial Condition Information (As
of September 30, 2003):
Total assets                                                 $  9,195           $ 16,326           $ 25,521
Net loans and purchased receivables                          $  6,389           $  8,078           $ 14,467
Deposits                                                     $  8,021           $  4,196           $ 12,217

                                                                     Accounts Receivable                      Consolidated
                                                                          Factoring           Other            Company
                                                                          ---------          --------         -----------

NINE MONTHS ENDED SEPTEMBER 30, 2004:
Statement of Operations Information (Period):
Net interest income after provision (credit) for credit losses             $    517          $    951           $  1,468
Noninterest income                                                              431               402                833
Noninterest expense                                                             745             1,669              2,414
                                                                           --------          --------           --------
Operating income (loss)                                                         203              (316)              (113)
Income taxes                                                                      -                75                 75
Income attributable to minority interest                                          -                 3                  3
                                                                           --------          --------           --------
Net income (loss)                                                          $    203          $   (394)          $   (191)

Statement of Financial Condition Information (As of
September 30, 2004):
Total assets                                                               $  8,004          $ 25,683           $ 33,687
Net loans and purchased receivables                                        $  7,044          $  8,280           $ 15,324
Deposits                                                                   $  6,481          $  2,743           $  9,224

NINE MONTHS ENDED SEPTEMBER 30, 2003:
Statement of Operations Information (Period):
Net interest income after provision (credit)  for credit losses            $  2,064          $  1,015           $  3,079
Noninterest income                                                                -               762                762
Noninterest expense                                                           1,148             1,938              3,086
                                                                           --------          --------           --------
Operating income (loss)                                                          916              (161)               755
Income taxes                                                                      -                 2                  2
Income attributable to minority interest                                          -                54                 54
                                                                           --------          --------           --------
Net income(loss)                                                           $    916          $   (217)          $    699
                                                                           --------          --------           --------

Statement of Financial Condition Information (As of September 30,
2003):
Total assets                                                               $  9,195          $ 16,326           $ 25,521
Net loans and purchased receivables                                        $  6,389          $  8,078           $ 14,467
Deposits                                                                   $  8,021          $  4,196           $ 12,217

5.  TERMINATED OPERATIONS INFORMATION

      On February 20, 2004, WebBank gave notice of termination of a Sourcing and
Servicing  Agreement  and an  Employment  Agreement to one of the two  factoring companies providing accounts receivable  factoring services to WebBank. On March
1, 2004, that factoring company  acknowledged  receipt of the termination notice and,  under the terms of the Sourcing and  Servicing  Agreement,  gave notice to
WebBank that the  factoring  company  would  exercise its option to purchase the existing portfolio of accounts  receivable from WebBank at book value on May 12,
2004.  On May 6, 2004,  WebBank and the factoring  company  agreed to extend the termination  date of the Sourcing and  Servicing  Agreement to December 31, 2004
and to extend  the  option  period  to  purchase  the  portfolio  to a  mutually agreeable  date no earlier  than July 31,  2004 and no later than  December  31,
2004. The accounts receivable factoring  arrangement with that factoring company accounted for approximately 61% of the Company's  consolidated  revenue for each of the  quarters  ended  September  30,  2004 and  2003.  The  same  arrangement accounted for  approximately 66% and 52% of the Company's  consolidated  revenue for the nine month  periods  ended  September  30, 2004 and 2003,  respectively.
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

      Under a Termination  Agreement  dated  February 27, 2004,  WebBank and the second of two companies  providing  accounts  receivable  factoring  services to
WebBank agreed to the  termination of a Sourcing and Servicing  Agreement and an
Employment  Agreement  between the parties.  Under the terms of that Termination
Agreement,  the factoring company  purchased a portfolio of accounts  receivable from WebBank at book value on March 2, 2004. The accounts  receivable  factoring arrangement with that factoring company accounted for approximately 0% and 8% of the Company's consolidated revenue for the quarters ended September 30, 2004 and
2003,  respectively.  The same arrangement accounted for approximately 1% and 6%
of the Company's consolidated revenue for the nine month periods ended September
30, 2004 and 2003, respectively.

      Note 4 of the Notes to Condensed  Consolidated  Financial Statements shows the  income and  expenses  attributable  to the  Company's  accounts  receivable factoring  operating  segment for the nine months ended  September  30, 2004 and
2003,  all of which were  generated  by the two  accounts  receivable  factoring arrangements  described above. The Company believes that an early termination of one month or more of the accounts receivable factoring  arrangement scheduled to terminate on December 31, 2004 will have a significant adverse effect on its net income during 2004.

      On February 23, 2004, the third party sourcing  company  engaged to source private  label student loans on behalf of WebBank gave notice to WebBank that it would not renew the Loan Sale Agreement and Loan Program  Agreement  between the two parties.  Consequently,  those  agreements  terminated at the  conclusion of their current term on May 31, 2004.  The  terminated  private label student loan program  generated  revenue of $42 and $113 for each of the nine  month  periods ended September 30, 2004 and 2003, respectively.

6.  REGULATORY MATTERS

     WebBank has had discussions with federal and state regulators regarding its operations.  As a result  of  those  discussions,  WebBank  will  terminate  its remaining factoring arrangement on or prior to year end, and has amended certain employee agreements. These discussions and actions by WebBank may be required to be reflected  in a formal  agreement.  Termination  of the  remaining  factoring arrangement could have a significant  adverse effect on the Company's net income as further  discussed in the risk factor  entitled "Our business could be harmed if a certain accounts receivable  factoring and service arrangement  terminates"
on page 20 of the Company's Form 10KSB/A filed with the SEC on July 2,2004. As a result of those  discussions,  the regulators could initiate  additional actions that, if undertaken,  could have a direct adverse material effect on the company and WebBank's financial statements in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following  discussion should be read in conjunction with the condensed consolidated  unaudited  interim  financial  statements  as of and for the three month and nine month  periods  ended  September  30, 2004 of the Company and the notes thereto presented elsewhere herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED  SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED  SEPTEMBER
30, 2003

      At September 30, 2004, accounts receivable factoring constituted WebBank's principal line of business.  WebBank is engaged in accounts receivable factoring utilizing  a factoring  company.  The  Company  has  announced  that a notice of termination  has been  issued  with  respect  to a certain  accounts  receivable factoring  arrangement,  with the  termination  to be  effective  no later  than
December 31, 2004 (see Note 5 of the Notes to Condensed  Consolidated  Financial
Statements),  and that another  accounts  receivable  program was  terminated in
February 2004. The accounts receivable  factoring  arrangement that is scheduled to be terminated no later than December 31, 2004 generated revenue and income in the  quarters  ended  September  30,  2003  and  2004  which  accounted  for (a)
substantially all of the revenue generated by the Company's accounts  receivable factoring  operating  segment for those quarters,  and (b) a significant part of the  revenue  of the  Company  for  those  quarters  (see Note 4 of the Notes to
Condensed  Consolidated  Financial  Statements).  In  light  of the  significant revenue and operating income attributable to this accounts receivable  factoring arrangement,  the Company  believes that an exercise of the purchase  option one month or more prior to December 31, 2004 could have a significant adverse effect on its net income  during 2004.  The Company also  believes that if the purchase option becomes effective during 2004,  WebBank will (a) not generate any gain or loss as a result of the sale of the portfolio  because the factoring company has elected to purchase the  portfolio of accounts  receivable at WebBank's net book value, and (b) generate approximately $7 million of cash as a result of the sale of the portfolio.  WebBank  anticipates that the cash generated by a sale of the portfolio will be used to retire certificates of deposit as they mature.

      The net loss for the quarter ended  September  30, 2004 was  $(255,000) or
$(.04) per share compared to a net loss of $(79,000) or $(.02) per share for the same period in 2003. The change between quarters represented an increase in loss of $176,000 or $.02 per share.

      As shown in the two tables below, the Company's net interest income before provision/credit  for credit losses  decreased  from  $1,101,000 to $728,000,  a difference of $373,000. Interest income decreased by $386,000,  primarily from a decrease in accounts  receivable  factoring interest of $451,000.  The change in accounts receivable factoring interest income was due to several factors. In the third  quarter of 2004,  WebBank  reversed  $105,000  of  interest  on  impaired
receivables   and  placed  another  large   receivable  on  nonaccrual   status.
Additionally,  in 2003  WebFinancial  recorded  $70,000 of interest  income on a
factoring   participation  and  WebBank  recorded  $80,000  of  interest  income resulting from a factoring client termination penalty, neither of which recurred in 2004. The increase in loan interest income was partly due to increases in the rate on prime rate indexed loans at WebBank and partly due to a $1,500,000  loan funded by  WebFinancial  in 2004 that did not  exist in 2003.  Interest  expense
decreased  by  $13,000,   primarily  due  to  decreases  in  average  volume  of
certificates of deposit outstanding.

      The  following  table  shows an  analysis of net  interest  income  before provision/credit  for credit losses for the three-month  periods ended September
30, 2004 and 2003 (amounts in thousands):

                                                   Average                         Ave. Annual
                                                    Amount    Interest Earned      Yield/Rate
                                                   ------     ---------------      ----------

                     QUARTER ENDED SEPTEMBER 30, 2004

INTEREST EARNING ASSETS
Interest bearing deposits in other banks          $12,484          $    11            .35%
Federal funds sold                                    739                3           1.62%
Investment securities                               1,710               23           5.38%
Loans, net                                          8,785              257          11.70%
Purchased receivables
   Accounts receivable factoring                    7,501              490          26.13%
   Other                                              122                3           9.84%
                                                  ------------------------
  TOTAL INTEREST EARNING ASSETS                   $31,341          $   787          10.04%
                                                  ========================

INTEREST BEARING LIABILITIES
NOW/MMA deposits                                  $   473          $     3           2.54%
Certificates of deposit                             9,468               56           2.37%
                                                  ------------------------
   TOTAL INTEREST BEARING LIABILITIES             $ 9,941          $    59           2.37%
                                                  ========================

NET INTEREST INCOME                                                $  728
                                                                 =========
NET INTEREST MARGIN                                                                  9.29%

                                                   Average                         Ave. Annual
                                                    Amount    Interest Earned      Yield/Rate
                                                   ------     ---------------      ----------

                     QUARTER ENDED SEPTEMBER 30, 2003

INTEREST EARNING ASSETS
Interest bearing deposits in other banks          $ 3,812          $     4            .42%
Federal funds sold                                  2,071                5            .97%
Investment securities                               2,194               22           4.01%
Loans, net                                          9,026              194           8.60%
Purchased receivables
   Accounts receivable factoring                    6,775              941          55.56%
   Other                                              345                7           8.12%
                                                  ------------------------
  TOTAL INTEREST EARNING ASSETS                   $24,223          $ 1,173          19.37%
                                                  ========================

INTEREST BEARING LIABILITIES
NOW/MMA deposits                                  $   723          $     4           2.21%
Certificates of deposit                            11,041               68           2.46%
                                                  ------------------------
   TOTAL INTEREST BEARING LIABILITIES             $11,764          $    72           2.45%
                                                  ========================

NET INTEREST INCOME                                                $ 1,101
                                                                   =======

NET INTEREST MARGIN                                                                 18.18%

      The following  table  represents the effect of changes in volume  (average balances)  and  interest  rates on  interest  income,  interest  expense and net interest income when comparing the third quarter of 2004 to the third quarter of
2003.  The  effect of a change in volume has been  determined  by  applying  the highest  average  rate to the change in the  average  balances  between  the two periods.  The  effect of a change in the  average  rate has been  determined  by applying the highest  average balance to the change in average rates between the two  periods.  Changes  resulting  from  a mix  of  volume/rate  variances  were distributed proportionately between volume and rate based on the relative values of the volume and rate variances to the total mix variance.

                                           QUARTER ENDED SEPT. 30, 2004 COMPARED TO 2003
                                           ---------------------------------------------
                                                       (amounts in thousands)
                                            DUE TO VOLUME     DUE TO RATE   TOTAL CHANGE
                                            -------------     -----------   ------------

INCREASE (DECREASE) IN INTEREST INCOME
Interest bearing deposits in other banks          $   8           $  (1)          $   7
Federal funds sold                                   (3)              1              (2)
Investment securities                                (5)              6               1
Loans, net                                           (5)             68              63
Purchased receivables
   Accounts receivable factoring                     47            (498)           (451)
   Other                                             (5)              1              (4)
                                                  --------------------------------------
   TOTAL INTEREST INCOME                          $  37           $(423)          $(386)
                                                  ======================================

INCREASE (DECREASE) IN INTEREST EXPENSE
NOW/MMA deposits                                  $  (1)   $          -           $  (1)
Certificates of deposit                             (10)             (2)            (12)
                                                  --------------------------------------
   TOTAL INTEREST EXPENSE                         $ (11)          $  (2)          $ (13)
                                                  ======================================

      The  provision/credit for credit losses increased from a credit of $32,000 in the third  quarter of 2003 to a provision of $1,149,000 in the same period of
2004.  The  increase  was due to  recognition  of specific  reserves  related to impaired  receivables  purchased from three factoring clients and an increase in the reserve percentage used for the overall factoring portfolio. The decision to increase  the  overall  factoring  reserve  was  made  in  consideration  of the loss rates that have occurred in the portfolio during the last quarter.

      The credit for credit losses in 2003 is the result of principal reductions and risk grade changes  within the  discontinued  commercial  loan  portfolio at
WebBank.  WebBank discontinued new originations of commercial loans in 2001. The allowance  for credit  losses is  established  as losses are  estimated  to have occurred  through a provision  for credit  losses  charged to  earnings.  Credit
losses  are  charged  against  the  allowance  when   management   believes  the
uncollectibility  of a loan  or  receivable  balance  is  confirmed.  Subsequent recoveries, if any, are credited to the allowance. Principal reductions or grade changes that reduce the risk inherent in the portfolio also result in credits to the allowance.

      The  allowance  for  credit  losses is  evaluated  on a  regular  basis by management and is based upon management's  periodic review of the collectibility of the amounts due in light of historical  experience,  the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay,  and the estimated  value of any  underlying  collateral  and  prevailing economic  conditions.  This  evaluation is inherently  subjective as it requires estimates  that are  susceptible  to  significant  revision as more  information becomes available.

      The allowance for purchased  receivable losses, which is included with the allowance for credit losses, is increased by charges to income or recoveries and decreased by charge-offs.  Management's  periodic  evaluation of the adequacy of the  allowance  is  based  on the  Company's  past  purchased  receivables  loss experience,  known and inherent risks in the portfolio,  adverse situations that may affect the debtor's  ability to repay, the estimated value of any underlying collateral and current economic  conditions.  Purchased  receivables are charged off at the earlier of when they are deemed  uncollectible or when they reach 120 days  contractually past due, at which time the Company may enforce the recourse agreement to collect from the customer the remaining outstanding balances.

      The  following  table  shows an analysis of the  Company's  allowance  for credit  losses for the quarters  ended  September  30, 2004 and 2003 (amounts in thousands).  Approximately $542,000 of the total charge offs in 2004 were due to receivables purchased from one factoring client.

                                                   QUARTER ENDED SEPTEMBER 30,
                                                     2004              2003
                                                   -------           -------

Balance at beginning of period                     $ 1,070           $ 1,510

Charge-offs by category:
   Commercial, financial and agricultural                -                 -
   Installment loans to individuals                      2                 3
   Purchased receivables
      Accounts receivable factoring                    566                24
      Other                                              -                 -
                                                   -------           -------
         Total charge-offs                             568                27

Recoveries by category:
   Commercial, financial and agricultural                -                 -
   Installment loans to individuals                      -                 -
   Purchased receivables
      Accounts receivable factoring                     65                 -
      Other                                              -                 -
                                                   -------           -------
         Total recoveries                                -                 -
                                                   -------           -------

Net charge-offs                                        503                27

Provision (credit) for credit losses                 1,149               (32)
                                                   -------           -------

Balance at end of period                           $ 1,716           $ 1,451
                                                   =======           =======

Ratio of net charge-offs to average loans
   outstanding during the quarter                     3.07%             0.17%
                                                   =======           =======

      The following table shows the allocation  between  categories of loans for the  allowance  for credit  losses as of September 30, 2004 and 2003 (amounts in thousands):

                                                                  SEPTEMBER 30,
                                                                  -------------
                                                         2004                            2003
                                                         ----                            ----

                                              Amount of      % of loans in     Amount of       % of loans in
                                             allowance by     category to    allowance by        category to
Balance at End of Quarter Applicable to:       category       total loans      category           total loans
                                             ------------    -------------   ------------      ---------------

Commercial, financial and agricultural          $  853           52.78%          $1,218           55.76%
Installment loans to individuals                    10            0.31%               2            0.66%
Purchased receivables
   Accounts receivable factoring                   850           46.33%             225           41.55%
   Other                                             3             .58%               6            2.03%
                                                ------          ------           ------          ------
   Totals                                       $1,716          100.00%          $1,451          100.00%
                                                ======          ======           ======          ======

      Noninterest  income for the Company  increased  by  $169,000.  The primary reason for the change was a $170,000 increase in accounts  receivable  factoring servicing  revenue.  This revenue is generated  from  servicing  fees charged to investors that participate with WebBank in several accounts receivable factoring transactions.

      The Company's  noninterest expenses decreased by $1,039,000  comparatively between  the two  quarters.  One  contributor  to the change  was a decrease  in accounts  receivable  factoring  management  and broker fees of  $423,000.  This decrease  occurred  because,  under  the  terms of the  Sourcing  and  Servicing
Agreement with a factoring company,  WebBank is allowed to reduce the management fee paid to that factoring  company by the full or partial amount of charge offs recognized  by WebBank (see  preceding  discussion  of the  allowance for credit losses  for  details  on  the  charge  offs).  Other  significant  decreases  in noninterest  expenses were a reversal of the 2004 year-to-date  bonus accrual at
WebBank and the  non-recurrence  of the 2003 loss on  impairment  of  securities available-for-sale.

      Other comprehensive  income (loss) decreased by $473,000 due to changes in the market value of securities available- for-sale.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
2003

      At September 30, 2004, accounts receivable factoring constituted WebBank's principal line of business.  WebBank is engaged in accounts receivable factoring utilizing  a factoring  company.  The  Company  has  announced  that a notice of termination  has been  issued  with  respect  to a certain  accounts  receivable factoring  arrangement,  with the  termination  to be  effective  no later  than
December 31, 2004 (see Note 5 of the Notes to Condensed  Consolidated  Financial
Statements),  and that another  accounts  receivable  program was  terminated in
February 2004. The accounts receivable  factoring  arrangement that is scheduled to be terminated no later than December 31, 2004 generated revenue and income in the nine month periods ended September 30, 2003 and 2004 which accounted for (a)
substantially all of the revenue generated by the Company's accounts  receivable factoring operating segment for those periods, and (b) a significant part of the revenue of the Company for those  periods  (see Note 4 of the Notes to Condensed
Consolidated  Financial  Statements).  In light of the  significant  revenue and operating income attributable to this accounts receivable factoring arrangement, the Company  believes that an exercise of the purchase  option one month or more prior to December 31, 2004 could have a  significant  adverse  effect on its net income  during 2004.  The Company  also  believes  that if the  purchase  option becomes effective during 2004, WebBank will (a) not generate any gain or loss as a result of the sale of the portfolio  because the factoring company has elected to purchase the  portfolio of accounts  receivable  at WebBank's net book value, and (b) generate approximately $7 million of cash as a result of the sale of the portfolio.  WebBank  anticipates  that  the  cash  generated  by a  sale  of the portfolio will be used to retire certificates of deposit as they mature.

      The net loss for the nine months ended  September 30, 2004 was  $(191,000)
or $(.04) per share compared to net income of $699,000 or $.16 per share for the same  period in 2003.  The change  between  periods  represented  a decrease  of
$890,000 or $.20 per share.

      As shown in the two tables below, the Company's net interest income before provision/credit  for credit  losses  decreased  by  $572,000.  Interest  income decreased  by  $642,000.  Interest  income from  accounts  receivable  factoring decreased  by $629,000.  The change in accounts  receivable  factoring  interest income  was due to  several  factors.  In the  third  quarter  of 2004,  WebBank reversed  $105,000 of interest on impaired  receivables and placed another large receivable on nonaccrual  status.  Additionally,  in 2003 WebFinancial  recorded
$204,000 of interest income on a factoring  participation  and WebBank  recorded
$80,000  of  interest  income  resulting  from a  factoring  client  termination penalty, neither of which recurred in 2004. The increase in loan interest income was partly due to increases  in rate on prime rate indexed  loans at WebBank and partly due to a  $1,500,000  loan  funded by  WebFinancial  in 2004 that did not exist in 2003. Interest expense decreased by $70,000, primarily due to decreases in average volume of  certificates  of deposit  outstanding  and a shortening of maturities for renewing certificates of deposit.

      The  following  table  shows an  analysis of net  interest  income  before provision/credit  for credit losses for the nine month  periods ended  September
30, 2004 and 2003 (amounts in thousands):

                                                  Average                          Ave. Annual
                                                   Amount      Interest Earned     Yield/Rate
                                                  -------      ---------------     ----------

                   NINE MONTHS ENDED SEPTEMBER 30, 2004

INTEREST EARNING ASSETS
Interest bearing deposits in other banks          $ 6,771          $    26           0.51%
Federal funds sold                                  1,062               10           1.26%
Investment securities                               1,251               72           7.67%
Loans                                               9,143              645           9.41%
Purchased receivables
   Accounts receivable factoring                    7,283            1,897          34.73%
   Other                                              179               12           8.94%
                                                  ------------------------
  TOTAL INTEREST EARNING ASSETS                   $25,689          $ 2,662          13.82%
                                                  ========================

INTEREST BEARING LIABILITIES
NOW/MMA deposits                                  $   384          $     7           2.43%
Certificates of deposit                            10,245              186           2.42%
                                                  ------------------------
   TOTAL INTEREST BEARING LIABILITIES             $10,629          $   193           2.42%
                                                  ========================

NET INTEREST INCOME                                                $ 2,469
                                                                   ========

NET INTEREST MARGIN                                                                 12.81%

                                                  Average                          Ave. Annual
                                                   Amount      Interest Earned     Yield/Rate
                                                  -------      ---------------     ----------

                   NINE MONTHS ENDED SEPTEMBER 30, 2003

INTEREST EARNING ASSETS
Interest bearing deposits in other banks          $ 3,152          $    12           0.51%
Federal funds sold                                  2,340               30           1.71%
Investment securities                               2,146               65           4.04%
Loans                                              10,082              646           8.54%
Purchased receivables
   Accounts receivable factoring                    6,856            2,526          49.12%
   Other                                              396               25           8.42%
                                                  ------------------------
  TOTAL INTEREST EARNING ASSETS                   $24,972          $ 3,304          17.64%
                                                  ========================

INTEREST BEARING LIABILITIES
NOW/MMA deposits                                  $   727          $    14           2.57%
Certificates of deposit                            12,559              249           2.64%
                                                  ------------------------
   TOTAL INTEREST BEARING LIABILITIES             $13,286          $   263           2.64%
                                                  ========================

NET INTEREST INCOME                                                $ 3,041
                                                                   =======
NET INTEREST MARGIN                                                                 16.24%

      The following  table  represents the effect of changes in volume  (average balances)  and  interest  rates on  interest  income,  interest  expense and net interest  income when  comparing the first nine months of 2004 to the first nine months of 2003. The effect of a change in volume has been determined by applying the highest average rate to the change in the average  balances  between the two periods.  The  effect of a change in the  average  rate has been  determined  by applying the highest  average balance to the change in average rates between the two  periods.  Changes  resulting  from  a mix  of  volume/rate  variances  were distributed proportionately between volume and rate based on the relative values of the volume and rate variances to the total mix variance.

                                            NINE MONTHS ENDED SEPT. 30, 2004 COMPARED TO 2003
                                            -------------------------------------------------
                                                         (amounts in thousands)
                                              Due to Volume    Due to Rate    Total Change
                                              -------------    -----------    ------------

INCREASE (DECREASE) IN INTEREST INCOME
Interest bearing deposits in other banks          $  14           $   -           $  14
Federal funds sold                                  (15)             (5)            (20)
Investment securities                               (27)             34               7
Loans                                               (60)             59              (1)
Purchased receivables
   Accounts receivable factoring                    111            (740)           (629)
   Other                                            (14)              1             (13)
                                              --------------------------------------------
   TOTAL INTEREST INCOME                          $   9           $(651)          $(642)
                                              ============================================

INCREASE (DECREASE) IN INTEREST EXPENSE
NOW/MMA deposits                                  $  (7)          $   -           $  (7)
Certificates of deposit                             (45)            (18)            (63)
                                              --------------------------------------------
   TOTAL INTEREST EXPENSE                         $ (52)          $ (18)          $ (70)
                                              ============================================

     The  provision/credit  for credit losses increased from a credit of $38,000 in the first nine months of 2003 to a provision of $1,001,000 in the same period of 2004.  The increase was due to recognition  of specific  reserves  related to impaired  receivables  purchased from three factoring clients and an increase in the reserve  percentage for the overall  factoring  portfolio,  both done in the third quarter of 2004.  The decision to increase the overall  factoring  reserve was made in  consideration of the loss rates that have occurred in the portfolio during the last quarter.

      The credit for credit losses in 2003 is the result of principal reductions and risk grade changes  within the  discontinued  commercial  loan  portfolio at
WebBank.  WebBank discontinued new originations of commercial loans in 2001. The allowance  for credit  losses is  established  as losses are  estimated  to have occurred  through a provision  for credit  losses  charged to  earnings.  Credit
losses  are  charged  against  the  allowance  when   management   believes  the
uncollectibility  of a loan  or  receivable  balance  is  confirmed.  Subsequent recoveries, if any, are credited to the allowance. Principal reductions or grade changes that reduce the risk inherent in the portfolio also result in credits to the allowance.

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

      The allowance for purchased  receivable losses, which is included with the allowance for credit losses, is increased by charges to income or recoveries and decreased by charge-offs.  Management's  periodic  evaluation of the adequacy of the  allowance  is  based  on the  Company's  past  purchased  receivables  loss experience,  known and inherent risks in the portfolio,  adverse situations that may affect the debtor's  ability to repay, the estimated value of any underlying collateral and current economic  conditions.  Purchased  receivables are charged off at the earlier of when they are deemed  uncollectible or when they reach 120 days  contractually past due, at which time the Company may enforce the recourse agreement to collect from the customer the remaining outstanding balances.

      The  following  table  shows an analysis of the  Company's  allowance  for credit losses for the nine months ended  September 30, 2004 and 2003 (amounts in thousands).  Approximately $542,000 of the total charge offs in 2004 were due to receivables  purchased  from  one  factoring  client  written  off in the  third quarter.

                                                 NINE MONTHS ENDED SEPTEMBER
                                                              30,
                                                     2004              2003
                                                   -------           -------

Balance at beginning of year                       $ 1,302           $ 1,526

Charge-offs by category:
   Commercial, financial and agricultural                -                 -
   Installment loans to individuals                      8                13
   Purchased receivables
      Accounts receivable factoring                    644                24
      Other                                              -                 -
                                                   -------------------------
         Total charge-offs                             652                37

Recoveries by category:
   Commercial, financial and agricultural                -                 -
   Installment loans to individuals                      -                 -
   Purchased receivables
      Accounts receivable factoring                     65                 -
      Other                                              -                 -
                                                   -------------------------
         Total recoveries                               65                 -
                                                   -------------------------

Net charge-offs                                        587                37

Provision (credit) for credit losses                 1,001               (38)
                                                   -------------------------

Balance at end of period                           $ 1,716           $ 1,451
                                                   =========================

Ratio of net charge-offs to average loans
   outstanding during the period                      3.54%             0.21%
                                                   =========================

      The following table shows the allocation  between  categories of loans for the  allowance  for credit  losses as of September 30, 2004 and 2003 (amounts in thousands):

                                                                    September 30,
                                                                    -------------
                                                         2004                             2003
                                                         ----                             ----

                                              Amount of       % of loans in   Amount of       % of loans in
                                            allowance by      category to    allowance by      category to
Balance at End of Period Applicable to:       category        total loans     category           total loans
                                              --------        -----------     --------           -----------

Commercial, financial and agricultural          $  853           52.78%          $1,218           55.76%
Installment loans to individuals                    10            0.31%               2            0.66%
Purchased receivables
   Accounts receivable factoring                   850           46.33%             225           41.55%
   Other                                             3             .58%               6            2.03%
                                            ----------------------------------------------------------------
   Totals                                       $1,716          100.00%          $1,451          100.00%
                                            ================================================================

      Noninterest  income for the  Company  increased  by  $71,000.  The primary reason for the increase was a $431,000 increase in accounts receivable factoring servicing  revenue.  This revenue is generated  from  servicing  fees charged to investors that participate with WebBank in several accounts receivable factoring transactions. Offsetting this increase were decreases in gains on sale of assets and fee income from commercial loan servicing.

      The Company's  noninterest  expenses  decreased by $672,000  comparatively between the two periods. One contributor to the change was the non-recurrence of the 2003  loss on  impairment  of  securities  available-for-sale  of  $325,000.
Another  significant  factor was a decrease  in  accounts  receivable  factoring management and broker fees of $222,000.  This decrease occurred  because,  under the terms of the  Sourcing and  Servicing  Agreement  with a factoring  company,
WebBank is allowed to reduce the management  fee paid to that factoring  company by the full or  partial  amount  of  charge  offs  recognized  by  WebBank  (see preceding  discussion  of the  allowance  for credit  losses for  details on the charge  offs).  Another  reason for the decrease in  noninterest  expenses was a reversal of the year-to-date bonus accrual in September 2004.

      Other  comprehensive  income  increased  by $453,000 due to changes in the market value of securities available- for-sale.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2004 and December 31, 2003,  the Company's  cash and cash equivalents totaled $11,932,000 and $7,245,000,  respectively.  During the first nine months of 2004, the Company used some of its cash to purchase $2,000,000 of equity securities and a $1,500,000 loan participation.  WebBank also reduced its certificate  of deposit  balances by $2,373,000  during this period.  Offsetting these  reductions  to liquidity,  the Company  completed a  subscription  rights offering in August 2004 that  resulted in net cash proceeds of  $9,825,000.  For more information on the subscription rights offering, see Part II, Item 5 "Other
Information."

      Apart from the subscription rights offering mentioned above, the Company's
primary   funding  source  is  brokered   certificates   of  deposit.   Brokered
certificates  of deposit are time deposits,  generally in amounts of $100,000 or less,  placed in a bank by a broker.  The  broker  receives  a fee from the bank and/or the depositor for providing this  intermediary  service.  Depositors that invest in brokered certificates of deposit are generally interest rate sensitive and well  informed  about  alternative  markets and  investments.  Consequently, funding with brokered certificates of deposit may not provide the same stability to a bank's  deposit base as  traditional  local retail  deposit  relationships.
Because of the Company's  dependence on the market for brokered  certificates of deposit (95% of total  deposits at September  30,  2004),  its  liquidity may be negatively  impacted if that funding source experiences supply  difficulties due to loss of investor  confidence or a flight to higher  quality  investments.  In addition,  only  banks that are  determined  to be "well  capitalized"  by their regulatory  agencies are  permitted to issue  brokered  certificates  of deposit without  restriction.  In the event  WebBank were no longer  classified as "well capitalized,"  it might be required to obtain  permission from its regulators to issue  brokered  certificates  of deposit,  which could be denied under  certain circumstances.

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

      Funding for WebBank is also available from a $1,000,000  unsecured line of credit with a local correspondent bank. WebBank had outstanding borrowings under this line of credit in the amount of $259,000 as of September 30, 2004.

      Management  believes that the Company's  current cash and cash  equivalent balances,  expected  operating cash inflows,  and WebBank  borrowing sources are adequate  to meet the  Company's  liquidity  needs  through at least the next 12 months.

      The  deposit  balances at  September  30,  2004  includes  funding for the current  portfolio  of  accounts  receivable  factoring  purchased  receivables.
However,  a notice  of  termination  was given  with  respect  to the  agreement included in the WebBank accounts receivable factoring program (see Note 5 of the
Notes to Condensed Consolidated Financial Statements). Based on the terms of the accounts receivable  factoring  agreement,  the other party to the agreement has the right to purchase WebBank's current portfolio of purchased  receivables.  If the purchased  receivables are purchased by the other party, the Company intends to use those  proceeds  of  approximately  $7 million to reduce the  outstanding certificates  of deposit as they  mature.  Until those  certificates  of deposit mature, the Company could experience a sizeable increase in liquidity.

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

OTHER MATTERS

     WebBank has had discussions with federal and state regulators regarding its operations.  As a result  of  those  discussions,  WebBank  will  terminate  its remaining factoring arrangement on or prior to year end, and has amended certain employee agreements. These discussions and actions by WebBank may be required to be reflected  in a formal  agreement.  Termination  of the  remaining  factoring arrangement could have a significant  adverse effect on the Company's net income as further  discussed in the risk factor  entitled "Our business could be harmed if a certain accounts receivable  factoring and service arrangement  terminates"
on page 20 of the Company's Form 10KSB/A filed with the SEC on July 2,2004. As a result of those  discussions,  the regulators could initiate  additional actions that, if undertaken,  could have a direct adverse material effect on the company and WebBank's financial statements in the future.

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
Since  certain of the  commitments  are expected to expire  without  being drawn upon, the total  commitment  amounts do not  necessarily  represent  future cash requirements.  The Company uses the same credit policy in making commitments and conditional obligations as they do for on-balance sheet instruments. The Company evaluates each customer's credit worthiness on a case-by-case  basis. The amount of collateral  obtained,  if deemed necessary upon extension of credit, is based on  management's  credit  evaluation of the borrower.  At September 30, 2004 and
December 31, 2003, the Company had no undisbursed commercial loan commitments or consumer  credit card loan  commitments.  For the same  periods,  the  Company's undisbursed  accounts receivable  factoring  commitments  totaled  approximately
$2,980,000 and $8,138,000,  respectively.  Notice of termination has been issued with respect to a certain accounts receivable  factoring and service arrangement that could  significantly  decrease or eliminate this off-balance sheet exposure
(see Note 5 of the Notes to Condensed Consolidated Financial Statements).

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

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

      On July 14, 2004, the Company issued to  shareholders of record as of July
9, 2004 (the  "Record  Date") one right for each share of common  stock owned on the Record Date (the "Offering").  Each right entitled shareholders of record to purchase  one share of the  Company's  common stock at a  subscription  price of
$2.25 per  share.  The  rights  expired on August  13,  2004.  All  rights  were exercised in the Offering.  Accordingly,  the Company raised  approximately $9.8 million,  before  expenses,  and an additional  4,366,866 shares of common stock were issued to shareholders  who exercised their rights.  The cover page of this
Form 10-QSB reports the number of shares of common stock issued and  outstanding including the additional  shares issued as a result of the Offering,  reflecting the total of  8,733,732  shares of common stock  outstanding  as of November 12,
2004.

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

Date:  November 15, 2004            WEBFINANCIAL CORPORATION

                                   By:  /s/  Warren G. Lichtenstein
                                      ------------------------------------------
                                      President and Chief Executive Officer

                                   By:  /s/  Glen M. Kassan
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer

