Form 10KSB
period 2004-12-31
WEBFINANCIAL CORP
filed 2005-04-15
CIK 85149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
      (Mark One)
             [X]      ANNUAL  REPORT  UNDER  SECTION  13  OR
                      15(d) OF THE  SECURITIES  EXCHANGE ACT
                      OF 1934

                    For the fiscal year ended December 31, 2004

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

         Securities registered under Section 12(g) of the Exchange Act:

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

                                 Yes [X] No [ ]

            Check if there is no disclosure of delinquent  filers in response to
Item 405 of  Regulation  S-B contained in this form,  and no disclosure  will be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            Issuer's revenues for its most recent fiscal year:   $4,821,000

            Based upon the closing price of the registrant's Common Stock, $.001 par value (the "Common Stock") on March 31, 2005, the aggregate  market value of the 2,735,250  shares of Common Stock held by  non-affiliates  of the issuer was
$6,236,370.  Solely  for  the  purposes  of  this  calculation,  shares  held by directors and officers of the  registrant  have been  excluded.  Such  exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

            As of April 13, 2005,  2,183,433 shares of the  registrant's  Common
Stock were issued and outstanding,  which takes into account the 1-for-4 reverse stock split  effected by the Company on April 5, 2005.  All share  ownership and share price  information  set forth in this Form 10-KSB is as of the date stated
for such information, and if prior to April 5, 2005, does not give effect to the reverse  stock split.  However,  income  (loss) per share  amounts and number of common shares used to compute basic and diluted  income (loss) per share do give retroactive  effect  to the  reverse  split  for  the  entirety  of all  periods presented, unless otherwise indicated.

                    Documents incorporated by reference: None

   Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

                                TABLE OF CONTENTS

                                     PART I                             PAGE NO.
                                                                        --------
Item 1.   Description of Business                                          1

Item 2.   Description of Property                                          7

Item 3.   Legal Proceedings                                                7

Item 4.   Submission of Matters to a Vote of Security Holders              8

                                     PART II

Item 5.   Market for Common Equity, Related Stockholder Matters
          and Small Business Issuer Purchases of Equity Securities         9

Item 6.   Management's Discussion and Analysis or Plan of Operation        9

Item 7.   Financial Statements                                            22

Item 8.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                             22

Item 8A.  Controls and Procedures                                         22

Item 8B.  Other Information                                               23

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant              24

Item 10.  Executive Compensation                                          27

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                 28

Item 12.  Certain Relationships and Related Transactions                  29

Item 13.  Exhibits, List and Reports on Form 8-K                          30

Item 14.  Principal Accountant Fees and Services                          30

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

BUSINESS

            The Company,  through its operating subsidiaries,  operates in niche banking markets.  WebBank  provides  commercial and consumer  specialty  finance transactions.  WebBank is  authorized  by the Federal  Deposit  Insurance Act to charge  interest  (including  periodic  rates,  late fees and  prepayment  fees)
allowed  by Utah law on loans  made to  borrowers  who  reside  anywhere  in the country.  Any inconsistent state law limits are preempted by federal law, except for loans  made in states  that have opted out of the  preemption.  WebBank is a small,  business oriented  institution  insured by the Federal Deposit Insurance
Corporation  ("FDIC") and  examined  and  regulated by the FDIC and the State of
Utah Department of Financial Institutions.

            On January 31, 2005, the Federal Deposit  Insurance  Corporation and
the Department of Financial Institutions for the State of Utah issued to WebBank an Order to Cease and Desist (the "Order") in connection with alleged violations of certain banking  regulations.  WebBank consented to the issuance of the Order without  admitting or denying the alleged charges.  The Order prohibits  certain actions such as purchasing  factored accounts receivable until proper procedures and policies are in place, extending additional credit to substandard borrowers, and  paying  cash  dividends.  The Order also  prohibits  WebBank  from  issuing brokered  certificates of deposit in an aggregate amount greater than the amount outstanding on the effective date of the Order,  which is $7,465,000.  The Order also contains  certain  requirements  which WebBank  intends to fully and timely meet. See "Risk Factors-Our failure to comply with the Order to Cease and Desist issued to WebBank would have a negative  effect on our ongoing  operations"  and
Note 2 to the Consolidated Financial Statements.

            Part of the business  plan of WebBank  represents a  non-traditional approach to generating growth within the context of the regulatory  standards of safety and soundness. Prudent business goals and protection of WebBank's charter are the key elements of the Company's business strategy for WebBank. Pursuant to this  strategy,  WebBank  currently  focuses  primarily in the lines of business described below:

            o   USDA BUSINESS AND INDUSTRY (B&I)  LENDING.  This is a commercial loan product of which 70% to 90% is guaranteed by the full faith and  credit  of the  Federal  government.  The loan  program  is administered  by the United States  Department of Agriculture to
                assist   businesses   located  in  rural  areas  (under   50,000
                population)  to  promote   industrial   modernization   and  job
                creation.  Originations  of new  B&I  loans  were  suspended  by
                WebBank in 2001.  WebBank had  approximately  $4,800,000  of B&I loans  outstanding  as of  December  31, 2004 and  continues  to service  loans in its existing  portfolio  and for several other investors.

            o   FEE FOR SERVICE  LENDING.  This is a form of unsecured  consumer lending that operates under an arrangement between WebBank and a third  party.  A third party  company is engaged to source these loans.  The loan is underwritten to WebBank's  credit  standards and is funded by WebBank.  The third party  purchases  each loan shortly after origination.  As of December 31, 2004 only one fee for service  arrangement was in place.  It allowed  customers to finance  elective  surgery or other treatments not covered under traditional health insurance plans. In May 2004, another fee for services  arrangement was terminated.  In that program,  WebBank
                provided   financing  for  private  label  student  loans.   The
                terminated arrangement represented less than 5% of the Company's revenues in each year of 2004 and 2003.

            During 2004, the following line of business was suspended:

            o   ACCOUNTS  RECEIVABLE  FACTORING.  On December 30, 2004,  WebBank
                sold its remaining accounts  receivable  financing  portfolio at book  value  with  no gain or loss  recorded  on the  sale.  See
                "Certain   Relationships   and  Related   Transactions"   for  a
                description of this transaction. From early 2002 to December 30,
                2004,  accounts  receivable  factoring   constituted   WebBank's
                principal   line   of   business.   Factoring   is  a  form   of
                collateral-based  commercial  lending  in which  companies  sell their  receivables  to a lender,  principally  to secure working capital. The receivables are paid directly to the lender. During
                those  years,   WebBank  was  engaged  in  accounts   receivable
                factoring utilizing two sourcing and servicing companies. One of the two accounts  receivable programs was terminated in February
                2004,  and the  other  was  terminated  on  December  30,  2004, simultaneously  with the  sale of the  portfolio.  The  accounts receivable factoring arrangement that was terminated in December
                2004 generated  revenue and income in fiscal 2003 and 2004 which accounted  for (a)  substantially  all of the revenue and income
                generated  by  the  Company's  accounts   receivable   factoring
                operating  segment for those  years,  and (b) 64% and 47% of the
                Company's consolidated revenues for the years ended December 31,
                2004 and 2003, respectively.

            The Company  continues to evaluate its different  business lines and consider various  alternatives to maximize the aggregate value of its businesses and increase  stockholder value,  including seeking  acquisitions  and/or merger transactions, as well as product line extensions, additions and/or divestitures.
WebBank's  acquisition  of any new business line as well as additional  factored accounts  receivable are subject to certain  limitations in the Order (See "Risk
Factors - Our  failure to comply  with the Order to Cease and  Desist  issued to
WebBank would have a negative  effect on our ongoing  operations"  and Note 2 to the Consolidated Financial  Statements).  No firm commitments have been realized and no binding letters of intent have been signed at this time.  There can be no assurance that the Company will be able to accomplish any of these  alternatives and be profitable.

DISTRIBUTION OF ASSETS,  LIABILITIES AND STOCKHOLDERS EQUITY; INTEREST RATES AND
INTEREST DIFFERENTIAL

            The following is a  presentation  of the Company's  average  balance sheets for the years ended December 31, 2004 and 2003. The presentation includes all major categories of interest earning assets and interest bearing liabilities
(in thousands):

                                                                       Year Ended December 31,
                                                                         2004         2003
                                                                         ----         ----

            ASSETS

            Interest bearing deposits in other banks                $  8,360       $  3,843
            Federal funds sold                                         1,289          2,243
            Investment securities                                      1,617          1,695
            Loans                                                      8,641          9,776

                                                                       Year Ended December 31,
                                                                         2004         2003
                                                                         ----         ----

            Purchased receivables
               Accounts receivable factoring                           7,096          6,908
               Other                                                     146            369
                                                                    -----------------------
                  Total interest earning assets                       27,149         24,834

            Allowance for credit losses                               (1,310)        (1,487)
            Goodwill                                                   1,376          1,380
            Other assets                                               3,063          1,606
                                                                    -----------------------

               Total assets                                         $ 30,278       $ 26,333
                                                                    =======================

            LIABILITIES

            NOW/MMA deposits                                        $    316       $    718
            Certificates of deposit                                    9,957         12,181
                                                                    -----------------------
               Total  interest bearing  liabilities                   10,273         12,899

            Non interest bearing demand deposits                         288            433
            Other liabilities                                            417            231
                                                                    -----------------------
                Total liabilities                                     10,978         13,563

            Minority interests                                           478            393

            EQUITY

            Common stock and paid-in-capital                          42,130         36,610
            Accumulated deficit                                      (23,706)       (25,083)
            Accumulated other comprehensive income (loss)                398            850
                                                                    -----------------------
                Total Equity                                          18,822         12,377
                                                                    -----------------------

                Total Liabilities and Equity                        $ 30,278       $ 26,333
                                                                    =======================

            See "Management's  Discussion and Analysis or Plan of Operation" for
an analysis  of the  Company's  net  interest  margin with  respect to yields on interest earning assets and rates on interest bearing  liabilities for the years ended December 31, 2004 and 2003.

INVESTMENTS

            The  following  table  represents  the book  value of the  Company's investments at December 31, 2004 and 2003 (in thousands):

                                                                             December 31,
                                                                             ------------
                                                                           2004        2003
                                                                           ----        ----
            Obligations of states and political subdivisions             $   40       $   40
            Mortgage backed securities                                       50           74
            Equity securities                                             2,622          258
                                                                         -------------------
                  Total                                                  $2,712       $  372
                                                                         ===================

            The following table indicates the respective maturities and weighted average  yields of the  Company's  investment  portfolio  at  December  31, 2004
(dollars in thousands):

                                                             Due in one year or less          Due after one year to five years
                                                             -----------------------          --------------------------------
                                                            Amount       Average yield          Amount           Average yield
                                                            ------       -------------          ------           -------------
Obligations of states and political subdivisions            $   --                  --          $    40                  2.25%
Mortgage backed securities                                      --                  --               --                    --
                                                           Due after five years to ten years        Due after ten years
                                                           ---------------------------------        -------------------
                                                            Amount       Average yield          Amount            Average yield
                                                            ------       -------------          ------            -------------
Obligations of states and political subdivisions            $   --                  --          $    --                    --
Mortgage backed securities                                      --                  --               50                  6.33%

LOAN PORTFOLIO

            The Company engages,  primarily through its WebBank  subsidiary,  in several  lending  programs.  See  "Description of Business." The following table presents  various  categories of loans contained in the Company's loan portfolio and the total amount of all loans,  including nonaccruing loans, at December 31,
2004 and 2003 (in thousands):

                                                                    December 31,
                                                                    ------------
                                                                 2004           2003
                                                                 ----           ----
                    Commercial, financial and agricultural     $5,906          $ 8,730
                    Installment loans to individuals               44               89
                    Purchased receivables
                       Accounts receivable factoring               --            7,352
                       Other                                       --              268
                                                               -----------------------
                          Totals                               $5,950          $16,439
                                                               =======================

            The following table presents  various  categories of loans contained in the Company's  loan  portfolio and the maturity and interest  sensitivity  of loans at December 31, 2004. Commercial revolving credit and installment loans to individuals, which have no stated maturity, are shown as due in one year or less
(in thousands):

                                                                                  Due after one
                                                                  Due in one    year through five   Due after
                                                                 year or less          years        five years
                                                                 ------------          -----        ---------
                    Commercial, financial and agricultural       $ 1,500            $  142          $ 4,264
                    Installment loans to individuals                  44                --               --
                    Purchased receivables
                     Accounts receivable factoring                    --                --               --
                     Other                                            --                --               --
                                                                 ------------------------------------------
                      Totals                                     $ 1,544            $  142          $ 4,264
                                                                 ==========================================

            The following table presents  various  categories of loans contained in the Company's  loan  portfolio due after one year by interest  sensitivity at
December 31, 2004 (in thousands):

                                                                   Loans with    Loans with floating
                                                                 predetermined     or adjustable
                                                                 interest rates    interest rates
                                                                 --------------   ------------------

                    Commercial, financial and agricultural           $1,500          $4,406
                    Installment loans to individuals                     --              --
                    Purchased receivables                                --              44
                       Accounts receivable factoring                     --              --
                       Other                                             --              --
                                                                  ---------------------------------
                          Totals                                     $1,500          $4,450
                                                                  =================================

            The following  table  presents  risk elements in the loan  portfolio represented by nonaccruing, past due and restructured loans at December 31, 2004 and 2003 (in thousands). There were no foreign loans in the portfolio, and there were no concentrations greater than 10% of the loan portfolio as of December 31,
2004.

                                                                                   December 31,
                                                                                   ------------
                                                                               2004           2003
                                                                               ----           ----

                    Nonaccrual loans                                         $  600          $1,251
                    Accruing loans past due 90 days or more                      --              87
                    Troubled debt restructurings not shown above                 --              --
                                                                             ----------------------
                       Total                                                 $  600          $1,338
                                                                             ======================

                    Interest on nonaccrual loans above:
                       Amount if interest had been accrued during period     $  107          $  111
                       Amount of interest accrued during period              $   --          $   17

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

            The  following  table shows the  average  amount and rate on deposit categories  in excess of 10% of  average  total  deposits  for the years  ending
December 31, 2004 and 2003 (in thousands).  The Company had no foreign  deposits during these periods.

                                                            Average Amount for Year
                                                            -----------------------
                                                               Ended December 31,
                                                               ------------------
                                                               2004        2003
                                                               ----        ----

                    Non interest bearing demand deposits     $   288     $   433
                    NOW/MMA deposits                             316         718
                    Certificates of deposit                    9,957      12,181
                                                             -------------------
                       Total deposits                        $10,561     $13,332
                                                             ===================

                                                            Average Rate Paid for Year
                                                            --------------------------
                                                               Ended December 31,
                                                               ------------------
                                                               2004        2003
                                                               ----        ----

                    Non interest bearing demand deposits        N/A         N/A
                    NOW/MMA deposits                           2.22%       2.51%
                    Certificates of deposit                    2.38%       2.61%
                       Total deposits                          2.38%       2.60%

            The  following  table  indicates  amounts  of time  certificates  of deposit of $100,000 or more and their  respective  maturities as of December 31,
2004 (in thousands):

                           Remaining Term                       Amount
                           --------------                       ------

                      Three months or less                      $3,210
                      Over three months through six months       3,500
                      Over six months through twelve months      2,012
                      Over twelve months                          --
                                                                ------
                         Total                                  $8,722
                                                                ======

RETURN ON EQUITY AND ASSETS

            Returns on average  consolidated  assets  and  average  consolidated equity for the years ended December 31, 2004 and 2003 were as follows:

                                                           Year Ended December 31,
                                                           -----------------------
                                                             2004        2003
                                                             ----        ----

                    Return on average assets                (2.07)%      8.01%
                    Return on average equity                (3.34)%     17.04%
                    Dividend payout                          0.00%       0.00%
                    Average equity to average assets        62.16%      47.00%

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

REGULATION

            WebBank is regulated by Federal and state banking agencies including the FDIC and the  State  of Utah  Department  of  Financial  Institutions.  As a
result,   WebBank  is  subject  to  various  regulatory   capital   requirements
administered by the Federal and state banking agencies.  Failure to meet minimum capital  requirements  can  result  in the  initiation  of  certain  actions  by regulators that, if undertaken, could have a direct material effect on WebBank's and the Company's  financial  statements.  Under capital adequacy guidelines and the  regulatory  framework  for  prompt  corrective  action,  WebBank  must meet specific  capital  guidelines  that involve  quantitative  measures of WebBank's assets,  liabilities,  and certain  off-balance  sheet items as calculated under regulatory  accounting  practices.  WebBank's capital amounts and classification are also subject to qualitative  judgments by the regulators  about  components, risk weightings, and other factors. Management believes that, as of December 31,
2004, WebBank met all capital adequacy requirements to which it is subject.

            As discussed  in more detail in Note 2 of the Notes to  Consolidated
Financial  Statements,  WebBank  was  issued  an Order on  January  31,  2005 in connection  with alleged  violations  of certain  banking  regulations.  WebBank consented to the issuance of the Order without  admitting or denying the alleged violations of those banking  regulations.  As a result of the Order,  WebBank is required by the FDIC and the State of Utah Department of Financial  Institutions
to  complete a number of  actions  within  specified  periods of time and cannot perform certain actions. For example,  WebBank must develop and submit a written three-year strategic plan within 120 days of the effective date of the Order and
WebBank  cannot  purchase  factored  accounts  receivable  until  complying with specific requirements. WebBank has complied with several of the requirements and actions and although  the Company  feels that WebBank will fully comply with the
Order on a timely basis,  it is possible  that  unforeseen  circumstances  could delay submissions  beyond due dates or cause responses to be unacceptable to the regulators.  See "Risk  Factors - Our  failure to comply with the Order to Cease and  Desist  issued to  WebBank  would  have a  negative  effect on our  ongoing operations", and Note 2 of the Notes to Consolidated Financial Statements.

EMPLOYMENT

            As of March 31, 2005, the Company had 3 employees,  all of whom were full-time  employees.  The Company  believes  that its  employee  relations  are satisfactory.  Steel  Partners,  Ltd.  ("SPL"),  an  entity  controlled  by  the
Company's  Chairman of the Board and Chief Executive  Officer,  provides certain management,  consulting  and  advisory  services  to the  Company  pursuant to a
Management  Agreement.  James  Henderson,  the  Company's  President  and  Chief
Operating  Officer and  currently  interim  President/CEO  of WebBank,  provides management, accounting and financial services to WebBank pursuant to an Employee
Allocation  Agreement  between  WebBank and SPL. In  addition,  WebBank's  Chief
Financial Officer,  David Fischer,  provides certain accounting  services to the
Company  pursuant to an Employee  Allocation  Agreement  between WebBank and the
Company. See "Certain Relationships and Related Transactions."

ITEM 2.   DESCRIPTION OF PROPERTY

            The Company  occupies  office space  located at 590 Madison  Avenue,
32nd Floor,  New York,  New York 10022  pursuant to a Management  Agreement with
SPL. See "Certain  Relationships and Related  Transactions." The Company has the
non-exclusive  right to use the office  space along with SPL and  several  other entities.

            On March 20,  2000,  WebBank  entered  into a lease for 4,630 square feet of headquarters office space in Salt Lake City, Utah. The term of the lease runs through March 19, 2005.  After that date,  WebBank expects to rent the same space  under the same  terms on a month to month  basis  until  such time it has entered into a new lease.

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

            As discussed in more detail in Note 20 of the Notes to  Consolidated
Financial  Statements,  WebBank  was  issued an Order to Cease and  Desist  (the
"Order") on January 31, 2005 in  connection  with alleged  violations of certain banking  regulations.  WebBank  consented to the  issuance of the Order  without admitting or denying the alleged charges.  As a result of the Order,  WebBank is required by the FDIC and the State of Utah Department of Financial  Institutions
to complete a number of actions within  specified  periods of time. For example,
WebBank must develop and submit a written  three-year  strategic plan within 120 days of the effective date of the Order. Although the Company feels that WebBank will comply with the Order on a timely  basis,  it is possible  that  unforeseen circumstances  could delay submissions beyond due dates or cause responses to be unacceptable to the  regulators.  See "Risk Factors - Our failure to comply with the Order to Cease and Desist issued to WebBank would have a negative  effect on our ongoing operations."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On  December  15,  2004,  the  Company  held its  Annual  Meeting of
Shareholders  for the year ended December 31, 2003 whereby the  shareholders (a)
elected five (5) directors,  (b) ratified the  appointment of Grant Thornton LLP as independent accountants of the Company for the fiscal year ended December 31,
2004, (c) approved the reverse split of the Company's common stock such that one new share of common  stock would be issued for up to four shares of  outstanding common stock, as shall be determined by the Board of Directors, and (d) approved a reduction in the number of  authorized  shares of the  Company's  common stock from  50,000,000 to no greater than  20,000,000 and a reduction in the number of authorized  shares  of  preferred  stock  from  10,000,000  to no  greater  than
2,000,000,  each as shall be determined  by the Board of Directors.  The vote on such matters was as follows:

(a) Election of Directors        For           Withheld
    ---------------------        ---           --------
    Warren G. Lichtenstein     7,875,109         8,914
    Jack L. Howard             7,875,109         8,914
    Howard Mileaf              7,877,360         6,663
    Joseph L. Mullen           7,877,360         6,663
    Mark E. Schwarz            7,871,402        12,621

                                                                        For          Against      Abstain
                                                                        ---          -------      -------
(b)  Ratification of Appointment of Independent Accountants           7,874,253        8,420       1,350
(c)  Reverse Split of Common Stock                                    7,514,135      364,688       5,200
(d)  Reduction of Authorized Shares of Company's Capital Stock        6,349,155       15,574       5,200

PART II

ITEM 5.   MARKET  FOR  COMMON  EQUITY,  RELATED  STOCKHOLDER  MATTERS  AND SMALL
          BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

            The Company's  Common Stock is listed on the NASDAQ  SmallCap Market under the  symbol  "WEFN."  The table  below  sets  forth the high and low sales prices of the Common  Stock for the  periods  indicated  on the NASDAQ  SmallCap
Market.

                                                  Year Ended                     Year Ended
                                                  ----------                     ----------
                                               December 31, 2004             December 31, 2003
                                               -----------------             -----------------
                                             High             Low           High            Low
                                             ----             ---           ----            ---
                    1st Quarter             $ 3.47          $ 2.35         $ 3.47         $ 2.35
                    2nd Quarter             $ 2.94          $ 2.44         $ 2.94         $ 2.44
                    3rd Quarter             $ 2.69          $ 2.27         $ 2.69         $ 2.27
                    4th Quarter             $ 2.71          $ 2.22         $ 2.71         $ 2.22

            As of March  31,  2005,  there  were 201  holders  of  record of the
Company's Common Stock.

            On July 14, 2004, the Company issued to stockholders of record as of
July 9, 2004 (the "Record  Date") one right for each share of Common Stock owned on the Record Date (the "Offering").  Each right entitled stockholders of record to purchase one share of the Company's  Common Stock at a subscription  price of
$2.25 per  share.  The  rights  expired on August  13,  2004.  All  rights  were exercised in the Offering.  Accordingly,  the Company raised  approximately $9.8 million,  before  expenses,  and an additional  4,366,866 shares of Common Stock were issued to shareholders who exercised their rights.

            As  discussed  in  Item 4 -  "Submission  of  Matters  to a Vote  of
Security   Holders"  of  this  Form  10-KSB,  at  the  2004  annual  meeting  of stockholders  held on December 15, 2004, the Company's  stockholders  approved a reverse  split of the  Company's  common stock and a reduction of the  Company's authorized number of shares of common and preferred stock. At that time, neither the final  amounts nor the  effective  dates were  determined  for the  approved actions.  On  March  9,  2005,  the  Company's  Board of  Directors  approved  a one-for-four reverse stock split, a reduction of the Company's authorized number of shares of common stock from 50,000,000 to 5,000,000  shares,  and a reduction of the Company's  authorized number of shares of preferred stock from 10,000,000 to 500,000  shares.  The reverse  split became  effective on April 5, 2005 as to shareholders  of record on April 4, 2005.  After  giving  effect to the  reverse
split,   there  will  be  approximately   2,183,433  common  shares  issued  and
outstanding.  The  reductions  of  authorized  number of  shares  of common  and preferred stock became effective on April 5, 2005. All share ownership and share price  information  in this  Form  10-KSB  is as of the  date  stated  for  such information,  and if prior to April 5, 2005, does not give effect to the reverse stock  split.  However,  income  (loss) per share  amounts  and number of common shares  used to  compute  basic  and  diluted  income  (loss)  per share do give retroactive  effect  to the  reverse  split  for  the  entirety  of all  periods presented, unless otherwise indicated.

            The Company  paid no cash  dividends  on its Common Stock during the last two fiscal  years.  The Company  intends to retain any future  earnings for working capital needs and to finance potential future acquisitions and presently does not intend to pay cash  dividends on its Common  Stock for the  foreseeable future.  As discussed in more detail in Note 20 of the Notes to the Consolidated
Financial Statements, WebBank was issued an Order to Cease and Desist on January
31, 2005, which among other things, prohibits WebBank from paying cash dividends without  the  written  consent of the FDIC and the State of Utah  Department  of
Financial Institutions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003.

            The Company recorded a net loss of $(930,000),  or $(.62) per common share,  for the  year  ended  December  31,  2004,  compared  to net  income  of
$2,109,000,  or $1.93 per common share, for the year ended  December 31, 2003. A summary of comparative changes in the major components of net income between the two years is shown below:

            INTEREST INCOME. Interest income decreased by $717,000, or 17%, from
2003 to 2004. This decrease was primarily due to a $730,000, or 23%, decrease in interest and fees from purchased factoring receivables.  All other categories of interest income remained  relatively  stable between years. In 2003, the average balance of outstanding  purchased  factoring  receivables was $6,908,000 with an average yield of 46.3% which  generated  interest  income of $3,200,000.  During
2004,  the  average  balance  of  outstanding  purchased  factoring  receivables remained  fairly  constant  at  $7,096,000,  but the yield  decreased  to 34.8%, resulting in interest  income of $2,470,000.  The decrease in yield between 2003 and 2004 was the result of a combination of stricter  underwriting  standards on new clients and a greater  number of older loans on  nonaccrual  status in 2004.
All other  categories of interest  income  remained  relatively  stable  between years.

            INTEREST  EXPENSE.  Interest expense  decreased by $92,000,  or 27%, from 2003 to 2004. All of the Company's interest expense was incurred by WebBank during both years. WebBank's average deposits increased from $12,899,000 in 2003 to  $10,273,000  in 2004,  and the average  interest rate paid on those deposits decreased from 2.60% to 2.38%.  Because  accounts  receivable  factoring did not grow as anticipated  during 2004,  WebBank did not renew several of its maturing certificates  of deposit.  NOW/MMA  balances  declined  between years as the two factoring companies withdrew funds earned from management fees.

            The following is an analysis of the  Company's  net interest  margin for the years  ended  December  31,  2004 and 2003 with  respect  to each  major category of interest  earning asset and interest bearing  liability  (dollars in thousands):

                                                  Average       Average      Interest
                                                  Amount        Earned      Yield/Rate
                                                  ------        -------     ----------
              2004
              ----
     INTEREST EARNING ASSETS
     Interest bearing deposits in other banks     $ 8,360      $    59         0.71%
     Federal funds sold                             1,289           20         1.55%
     Investment securities                          1,617           81         5.01%
     Loans                                          8,641          874        10.11%
     Purchased receivables
        Accounts receivable factoring               7,096        2,470        34.81%
        Other                                         146           12         8.22%
                                                  --------------------
       TOTAL INTEREST EARNING ASSETS              $27,149      $ 3,516        12.95%
                                                  ====================

     INTEREST BEARING LIABILITIES
     NOW/MMA deposits                             $   316      $     7         2.22%
     Certificates of deposit                        9,957          237         2.38%
                                                  --------------------
        TOTAL INTEREST BEARING LIABILITIES        $10,273      $   244         2.38%
                                                  ====================

     NET INTEREST INCOME                                       $ 3,272
     NET INTEREST MARGIN                                                      12.05%

                                                  Average       Average      Interest
                                                  Amount        Earned      Yield/Rate
                                                  ------        -------     ----------

              2003
              ----
     INTEREST EARNING ASSETS
     Interest bearing deposits in other banks     $ 3,843      $    17         0.44%
     Federal funds sold                             2,243           42         1.87%
     Investment securities                          1,695           84         4.96%
     Loans                                          9,776          858         8.78%
     Purchased receivables
        Accounts receivable factoring               6,908        3,200        46.32%
        Other                                         369           32         8.67%
                                                  --------------------
       TOTAL INTEREST EARNING ASSETS              $24,834      $ 4,233        17.05%
                                                  ====================

     INTEREST BEARING LIABILITIES
     NOW/MMA deposits                             $   718      $    18         2.51%
     Certificates of deposit                       12,181          318         2.61%
                                                  --------------------
        TOTAL INTEREST BEARING LIABILITIES        $12,899      $   336         2.60%
                                                  ====================

     NET INTEREST INCOME                                       $ 3,897
     NET INTEREST MARGIN                                                      15.69%

            The  following  table  represents  the  effect of  changes in volume
(average  balances) and interest rates on interest  income and interest  expense when  comparing the year 2004 to the year 2003. The effect of a change in volume has been  determined  by applying the highest  average rate to the change in the average balances between the two periods.  The effect of a change in the average rate has been  determined by applying the highest  average balance to the change in average  rates  between  the two  periods.  Changes  resulting  from a mix of volume/rate variances were distributed  proportionately  between volume and rate based on the relative  values of the volume and rate  variances to the total mix variance. The results of the analysis are presented below (in thousands):

                                                            Year Ended December 31, 2004 Compared to 2003
                                                          -------------------------------------------------
                                                         Due to Volume     Due to Rate       Total Change
                                                         -------------     -----------       ------------

     INCREASE (DECREASE) IN INTEREST INCOME
     Interest bearing deposits in other banks              $  28            $  14              $  42
     Federal funds sold                                      (17)              (5)               (22)
     Investment securities                                    (4)               1                 (3)
     Loans                                                  (100)             116                 16
     Purchased receivables
        Accounts receivable factoring                         65             (795)              (730)
        Other                                                (19)              (1)               (20)
                                                           -------------------------------------------
        TOTAL INTEREST INCOME                              $ (47)           $(670)             $(717)
                                                           ===========================================

     INCREASE (DECREASE) IN INTEREST EXPENSE
     NOW/MMA deposits                                      $ (10)           $  (1)             $ (11)
     Certificates of deposit                                 (57)             (24)               (81)
                                                           -------------------------------------------
        TOTAL INTEREST EXPENSE                             $ (67)           $ (25)             $ (92)
                                                           ===========================================

            PROVISION FOR CREDIT  LOSSES.  The credit loss  provision  decreased from $394,000 in 2003 to $62,000 in 2004.  The primary  reasons for the decrease were the sale of WebBank's accounts  receivable  factoring portfolio in December
2004 and the  continuing  runoff of WebBank's  commercial  loan  portfolio.  The
Company's accounts  receivable  factoring portfolio decreased from approximately
$7,400,000  at the  end of  2003  to $0 at the  end  of  2004.  Other  purchased receivables  decreased  from  nearly  $300,000  to $0 and  the  commercial  loan portfolio decreased from approximately  $8,800,000 to $5,950,000 during the same period.  The decrease in loan balances  outstanding and an increase in total net charge-offs  resulted in a $981,000 decrease in the allowance for credit losses.
As a result of the above factors,  the credit loss provision  decreased  between years.

            An analysis of the Company's  allowance for credit losses and credit loss experience is furnished in the following table for the years ended December
31, 2004 and 2003 (in thousands):

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                                    2004       2003
                                                                    ----       ----

                    Balance at beginning of year                  $1,302      $1,526

                    Charge-offs by category
                       Commercial, financial and agricultural        454          --
                       Installment loans to individuals               11          18

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                                    2004       2003
                                                                    ----       ----

                       Purchased receivables
                          Accounts receivable factoring              643         600
                          Other                                       --          --
                                                                  ------------------
                             Total charge-offs                     1,108         618

                    Recoveries by category
                       Commercial, financial and agricultural         --          --
                       Installment loans to individuals               --          --
                       Purchased receivables
                          Accounts receivable factoring               65          --
                          Other                                       --          --
                                                                  ------------------
                             Total recoveries                         65          --
                                                                  ------------------

                    Net charge-offs                                1,043         618

                    Provision charge (credit) to operations           62         394
                                                                  ------------------

                    Balance at end of year                        $  321      $1,302
                                                                  ==================

                    Ratio of net charge-offs to average loans
                       outstanding during the year                  6.57%       3.62%
                                                                  ==================

            At December 31, 2004 and 2003,  the  allowance for credit losses was allocated as follows (dollars in thousands):

                                                              December 31,
                                                              ------------
                                                   2004                             2003
                                                   ----                             ----

                                          Amount of     % of loans in      Amount of     % of loans in
                                          allowance      category to       allowance      category to
Balance at End of Year Applicable to:    by category     total loans      by category     total loans
-------------------------------------    -----------    -------------     -----------    -------------

Commercial, financial and agricultural     $  313           99.26%          $1,130         53.11%
Installment loans to individuals                8            0.74%               1          0.54%
Purchased receivables
   Accounts receivable factoring               --            0.00%             166         44.72%
   Other                                       --            0.00%               5          1.63%
Unallocated                                    --            0.00%              --          0.00%
                                           ------------------------------------------------------
   Totals                                  $  321          100.00%          $1,302        100.00%
                                           ======================================================

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
Performing  loans are evaluated  under the  guidelines of Statement of Financial
Accounting  Standards  ("SFAS")  5  and  other  current  accounting  literature.
Performing commercial, financial, and agricultural loans are evaluated on a loan by  loan  basis.  Other  performing  loans  are  evaluated  on a  pooled  basis.
Nonperforming  and other  impaired  loans are  evaluated on a loan by loan basis under the guidelines of SFAS 114. (See "Critical  Accounting  Issues - Allowance
for Credit  Losses" for  further  details  regarding  the  determination  of the allowance).

            NONINTEREST INCOME.  Noninterest income decreased from $1,580,000 in
2003 to $1,305,000 in 2004, a change of $275,000,  or 21%. A significant  amount of the  decrease  was due to a gain on  equity  securities  of  $891,000  by the
Company in 2003 versus a gain of only $1,000 in 2004. However, this decrease was offset by a $629,000  increase in  noninterest  income from accounts  receivable factoring  servicing  revenue.  This revenue was generated  from  servicing fees charged  to  investors  that  participated  with  WebBank  in  several  accounts receivable factoring transactions.

            NONINTEREST EXPENSES.  Noninterest expense increased from $3,623,000 in 2003 to  $5,018,000  in 2004,  a change of  $1,395,000,  or 39%.  The primary reason for the increase was the write off of the remaining $1,380,000 of WebBank goodwill as of December 31, 2004.  The write off was the result of a third party valuation  test  performed in accordance  with SFAS 142. The absence of a market proxy for the value of WebBank  resulted in reliance on an income  approach  for the valuation.  However, the sale of the accounts receivable factoring portfolio combined with  WebBank's  Order to Cease and Desist (see Note 20 of the Notes to
Consolidated  Financial  Statements) caused uncertainty regarding the timing and nature of replacing  that product line.  Therefore,  projections  of future cash flows could not support the  remaining  book value of goodwill.  (See  "Critical
Accounting  Issues - Goodwill" for further details  regarding the goodwill write off).

            INCOME  TAXES.  Income tax expense of $491,000  was recorded in 2004 and an income tax benefit of  $(756,000)  was  recorded in 2003.  This  occurred despite a book pretax loss in 2004 and book pretax income in 2003.

             The income  tax  expense  in 2004 was  primarily  the result of the nondectibility  of the goodwill  write off discussed in the previous  section on noninterest expenses. The income tax benefit in 2003 was primarily the result of a reduction  in the  Company's  valuation  allowance  for deferred  taxes.  (See
"Critical  Accounting  Issues - Deferred  Taxes" for further  details  regarding changes in the valuation allowance for deferred taxes).

INTEREST RATE RISK

            Movements in interest  rates can  significantly  impact the interest the Company  earns on loans and  investments  as well as the interest it pays on deposits and other borrowings.  The Company monitors the risk through the use of gap measurement.  Gap measurement  analyzes the difference between the amount of assets  that  reprice  during  specific  periods  of  time  and  the  amount  of liabilities that reprice during the same corresponding  periods. This provides a relative measure of the impact on net interest income from future changes in the direction  of interest  rates.  Using gap  measurement,  if the Company has more assets repricing or subject to change during a period of time than  liabilities, it is asset sensitive. If more liabilities reprice or are subject to change than assets,  it is  liability  sensitive.  As of December  31,  2004,  the  interest sensitivity of WebBank for the following periods was as follows:

                                                             Over Three   Over One
                                                   Three      Through       Year
                                                   Months      Twelve   Through Five Over Five
                                                  or Less      Months      Years       Years       Total
                                                  -------      ------      -----       -----       -----
                   ASSETS
                   ------

           Interest-bearing deposits in other
           financial institutions                 $ 9,950     $    --     $    --     $    --     $ 9,950
           Securities available for sale                6          18          20          --          44
           Securities held to maturity                 --          --          46          --          46
           Federal funds sold                          --          --          --          --          --
           Loans, net                                 134         472       2,198       1,340       4,144
           Noninterest earning assets, net             --          --          --       1,086       1,086
                                                  -------------------------------------------------------
            Total Assets                          $10,090     $   490     $ 2,264     $ 2,246     $15,270
                                                  =======================================================

            LIABILITIES AND
          SHAREHOLDERS EQUITY
                                       13

                                                         Over Three     Over One
                                               Three      Through         Year
                                               Months      Twelve     Through Five    Over Five
                                              or Less      Months        Years          Years          Total
                                              -------      ------        -----          -----          -----

           Noninterest bearing
           deposits                          $    --      $    --       $    --        $    --        $     --
           Interest-bearing deposits           3,214        5,508            --             --           8,722
           Other liabilities                      --           --            --            401             401
           Shareholders' equity                   --           --            --          6,147           6,147
                                             -----------------------------------------------------------------
           Total liabilities and
           shareholders equity               $ 3,214      $ 5,508       $    --          6,548        $ 15,270
                                             =================================================================

           Interest rate sensitivity gap     $ 6,876      $(5,018)      $   2,264      $(4,122)       $     --

           Cumulative interest rate
           sensitivity gap                   $ 6,876      $ 1,858       $   4,122      $    --        $     --

           Cumulative % of rate
           sensitive assets in repricing
           period                              66.08%        3.21%          14.83%       15.89%         100.00%

           Repricing gap % for
           repricing period                   313.94%        8.90%            N/A        37.05%         100.00%

           Cumulative repricing gap
           %                                  313.94%      121.30%         147.26%      100.00%         100.00%

            The Cumulative Repricing GAP %'s above, which are greater than 100%, indicate that WebBank is asset  sensitive for all cumulative  repricing  periods presented.  The Company's focus has been to remain asset sensitive in periods of historically  low interest rates.  This has been  accomplished by lending almost exclusively  on a  variable  rate  basis and  extending  the  maturities  of the
Company's  brokered  certificates of deposit as necessary to create the level of interest  sensitivity  the Company  desires.  As rates rise, the Company's loans will  reprice more quickly on average  than the deposit  base,  creating  larger interest  margins and higher interest  income.  If interest rates decrease,  the opposite  effect will occur,  however to a lesser degree.  Downside  protections include the fact that  interest  rates are at  historic  low levels and the fact that 77% of the  loans in the  commercial  loan  portfolio  have  interest  rate floors.

MARKET RISK

            The Company  invests in securities from time to time which expose it to a risk of loss arising from  adverse  changes in prices of those  securities.
Some  investments  are of a fixed income variety such as U.S.  Treasuries,  U.S.
Agencies, and municipal securities.  Other investments are of the equity variety such as securities of public companies that are publicly traded.  In both cases, the  securities  are accounted for under the guidelines of SFAS 115. The Company classifies its securities as either  "available for sale," which are recorded at the lower of cost or fair value or "held to  maturity,"  which are  recorded  at cost.  The Company does not  generally  engage in practices  that would  require classification  of its securities as "trading." The Company  recognized gains on sales of available-for-sale  securities of $1,000 and $891,000 in the years 2004 and 2003,  respectively.  The Company also recorded a loss on the  impairment of available-for-sale  securities  of $0 and  $334,000  in the years 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

            Liquidity  risk is the  possibility  that the  Company's  cash flows might not be adequate to fund its ongoing operations and meet its obligations in a timely  and  cost  effective  manner.  The  Company  monitors  liquidity  risk primarily  through GAP methodology,  that is, the measurement of how quickly its assets mature versus how quickly its liabilities  mature.  If more assets mature in a given time period than  liabilities,  the Company is asset  sensitive.  The more asset  sensitive the Company is, the more liquid it is because the existing funding  sources are  available  to replace any assets that run off. A sample of
WebBank's liquidity positions for the next six months and one year from December
31, 2004 are shown below:

                                                           Six Months    One Year
                                                           ----------    --------
           Cumulative Total Assets Maturing ($000)          $10,252      $10,580
           Cumulative Total Liabilities Maturing ($000)     $ 6,717      $ 8,730
           Cumulative Maturity GAP ($000)                   $ 3,535      $ 1,850
           Cumulative Maturity GAP (%)                        152.6%       121.2%

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

            At December 31, 2004 and December 31, 2003,  the Company's  cash and cash equivalents totaled $22,181,000 and $7,245,000,  respectively. The increase in cash and cash equivalent balances between periods reflects a) proceeds of the
Company's common stock subscription rights offering and b) the sale of WebBank's accounts receivable factoring portfolio.  The rights offering,  which expired on
August 13, 2004,  resulted in gross proceeds of  approximately  $9,800,000.  The proceeds will be used for working  capital and for general  corporate  purposes.
The sale of the  WebBank  accounts  receivable  factoring  portfolio,  which was consummated  on  December  30,  2004,  resulted  in  proceeds  of  approximately
$4,200,000.  WebBank  intends to use those  proceeds  to reduce the  outstanding certificates of deposit as they mature.

            Funding for WebBank is obtained primarily from brokered certificates of deposit  obtained  through  brokers and from a $1,000,000  unsecured  line of credit with a local correspondent bank. However,  the Order restricts the amount of brokered  certificates  of deposits  that  WebBank is allowed to issue to the amount outstanding on the effective date of the Order, which is $7,465,000,  See
"Risk Factors-Our failure to comply with the Order to Cease and Desist issued to
WebBank would have a negative  effect on our ongoing  operations"  and Note 2 of the Notes to the Consolidated Financial Statements.

            Management  believes  that  the  Company's  current  cash  and  cash equivalent  balances and expected  operating cash flows are adequate to meet the
Company's liquidity needs through at least the next 12 months.

            The Company and SPL, an entity controlled by the Company's Chairman, devote  significant  time to  exploration  of  potential  acquisition  and other business opportunities.  There can be no assurance that the Company will be able to acquire an additional business, or that such business will be profitable.  In order to finance an acquisition,  the Company may be required to incur or assume indebtedness or issue securities.

OFF-BALANCE SHEET ARRANGEMENTS

            The Company is  periodically a party to financial  instruments  with off-balance  sheet  risk.  In the normal  course of  business,  these  financial instruments include commitments to extend credit in the form of loans or through letters of credit.  Those  instruments  involve to varying degrees,  elements of credit and interest rate risk in excess of the amount  recognized on the balance sheet.  The  contract  amounts  of  those  instruments  reflect  the  extent  of involvement the Company has in particular classes of financial instruments.

            The Company's exposure to credit loss in the event of nonperformance by the other party to the financial  instrument for commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policy in making  commitments and conditional  obligations as it does for on-balance sheet instruments.

            At December 31, 2004 and 2003, the Company's undisbursed  commercial loan  commitments  totaled $0. For the same periods,  the Company's  undisbursed consumer  credit card loan  commitments  totaled $0. For the same  periods,  the
Company's   undisbursed  accounts  receivable   factoring   commitments  totaled
approximately $0 and $8,138, respectively.

            Commitments  to extend  credit are  agreements to lend to a customer provided  there is no violation of any  condition  established  in the contract.
Commitments  generally have fixed expiration dates or other termination  clauses and may require  payment of a fee. Since certain of the commitments are expected to expire  without  being  drawn  upon,  the  total  commitment  amounts  do not
necessarily   represent  future  cash   requirements.   WebBank  evaluates  each
customer's credit  worthiness on a case-by-case  basis. The amount of collateral obtained if deemed  necessary  by WebBank  upon  extension of credit is based on management's credit evaluation of the borrower.

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
                This methodology,  in the Company's  opinion,  complies with the guidelines of the SFAS 5,  "Accounting  for  Contingencies"  and
                related accounting and regulatory guidelines.

                The above  calculation is performed for non-impaired  commercial loans ranging from grade 1 (excellent) to grade 7 (substandard).
                For loans graded 8 (doubtful) or 9 (loss),  which are considered impaired,  the  matrix is not used.  The  allowance  for  credit losses for impaired loans is calculated  using the guidelines of
                SFAS 114, "Accounting for Creditors for Impairment of a Loan." A
                loan is  considered  impaired if it is probable that the Company will not collect all amounts due  according  to the  contractual terms of the original loan agreement.  The preferred methodology for  calculating  impairment  under SFAS 114 is to calculate the present  value of expected cash flows from the loan and subtract that from the current book value of the loan. The difference, if positive,  requires  additional  allowance for credit losses. If the loan is collateral dependent, another methodology used is to determine  the  market  value of the  collateral,  less  selling expenses,  and subtract  that from the current book value of the loan. The difference, if positive, requires additional allowance for credit losses.

            o   Prior  to  the  sale  of  the  accounts   receivable   factoring
                portfolio,  the  allowance  for credit  losses for  non-impaired purchased receivables was calculated on a pooled or group basis.
                The allowance  amount was based on a percentage  of  outstanding receivables  which  took into  consideration  a  combination  of historical  loss  experience and industry loss  experience.  The allowance for credit losses for impaired  purchased  receivables was  calculated on a loan by loan basis in  accordance  with the guidelines of SFAS 114 as described above.

           o    The  allowance  for  credit  losses  for  credit  card  loans is calculated on a pooled or group basis.  The allowance  amount is based on a percentage  of  outstanding  receivables  which takes into  consideration  a combination of historical loss experience and current trends.

EQUITY SECURITIES AVAILABLE FOR SALE

            The Company,  both directly and through its WebBank subsidiary,  has investments in equity securities.  Available-for-sale securities are recorded at fair value. Unrealized holding gains or losses on available-for-sale  securities are excluded from earnings and reported,  until realized,  in accumulated  other comprehensive  income (loss) as a separate component of stockholders'  equity. A decline  in the  market  value  of any  available-for-sale  or  held-to-maturity security below cost that is deemed "other than temporary" is charged to earnings
resulting  in  the   establishment  of  a  new  cost  basis  for  the  security.
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

GOODWILL

            WebBank  was  purchased  by Rose's  International  Inc.  from  Block
Financial  Corporation  on August 31, 1998. The  acquisition  was made using the purchase method of accounting which reflects an allocation of the purchase price to the assets  acquired  and  liabilities  assumed  (net  assets).  Because  the purchase price at the time was more than the value of the net assets  purchased, goodwill was recorded to reflect the excess.

            The accounting for goodwill at the time of the WebBank  purchase was governed  by  Accounting  Principles  Board  Opinion  ("APB")  17  which  became effective  in 1970.  APB 17 assumed  that  goodwill  was a wasting  asset with a finite life and should be amortized over a period not to exceed 40 years. APB 17 was superseded by SFAS 142, which was adopted by WebBank on January 1, 2002.

            SFAS 142 presumed  that  goodwill is not a wasting  asset and has an indefinite life. Therefore, the requirement to amortize goodwill was eliminated.
However,  amortization  was  replaced by the  requirement  to test  annually for impairment  of the  goodwill  asset.  If for some  reason  the book value of the goodwill could not be supported,  the impairment  would be recognized by writing the goodwill down to its fair value.

            WebBank determined that goodwill was not impaired as of December 31,
2002 and 2003 in  accordance  with SFAS 142. At December 31, 2004, a third party valuation test was performed, also in accordance with SFAS 142. The absence of a market proxy for the value of WebBank resulted in reliance on an income approach for the  valuation.  However,  the  sale of the  accounts  receivable  factoring portfolio  combined with WebBank's Order to Cease and Desist (see Note 20 of the
Notes to Consolidated  Financial  Statements) caused  uncertainty  regarding the timing and nature of replacing  that product  line.  Therefore,  projections  of future cash flows could not  support  the value of  goodwill  and the  remaining
$1,380,000 of goodwill was written off as of December 31, 2004.

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

            From  its  inception  in  1998  through  the  end of  2001,  WebBank experienced a history of  inconsistent  earnings which made it "more likely than not" that some  portion or all of its deferred tax assets would not be realized.
Therefore,  a valuation  allowance  for deferred tax assets was  established  in accordance with SFAS 109. As of December 31, 2003, the Company  determined that, based  on the  two  previous  year's  earnings  and  the  prospect  for  similar performance in the foreseeable future, it was "more likely than not" that all of
WebBank's deferred tax assets would be realized.  As a result, the amount of the valuation  allowance  remaining  at  WebBank  at that  time was  reversed  and a deferred tax asset of $757,000 was recognized.

            As of December 31, 2004, the Company determined that the lack of new lines of business to replace the accounts receivable  factoring line of business made it "more  likely  than  not" that the net  operating  loss  portion  of the deferred tax asset would not be realized.  Therefore,  a valuation allowance was established to cover the portion of WebBank's deferred tax assets related to its remaining net operating  loss portion,  leaving a net deferred tax asset balance of  $303,000.  See  Notes  1 and  12 of  the  Notes  to  Consolidated  Financial
Statements for a further  description of the methodology  used by the Company to determine the deferred tax valuation allowance.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            WebBank adopted Emerging Issues Task Force (EITF) 03-1, "The Meaning of Other than Temporary Impairment and Its Application to Certain  Investments,"
as of December  31,  2003.  EITF 03-1  includes  certain  disclosures  regarding quantitative and qualitative disclosures for investment securities accounted for under  SFAS  115,  "Accounting  for  Certain  Investments  in  Debt  and  Equity
Securities,"   that  are   impaired   at  the  balance   sheet   date,   but  an
other-than-temporary impairment has not been recognized. The disclosure requires a table of securities  which have  unrealized  losses as of the reporting  date, distinguished between securities which have been in a continuous unrealized loss position for 12 months or more and less than 12 months.  The table is to include aggregate  unrealized  losses and fair value of securities  whose fair value are below book value as of the reporting date. Additional information,  in narrative form,  is required  that  provides  sufficient  information  to allow  financial statement users to understand the  quantitative  disclosures and the information that the investor considered in reaching the conclusion that the impairments are not other than  temporary.  At December 31,  2004,  the Company did not have any unrealized losses on investment securities.

            SFAS 123R is a revision  of SFAS 123,  "Accounting  for  Stock-Based
Compensation" and supersedes APB 25, "Accounting for Stock Issued to Employees."
This  Statement  will  require  the  Company to  recognize  the cost of employee services received in share-based payment transactions based on the fair value of the shares awarded.  As stated in Note 1 of the Notes to Consolidated  Financial
Statements,  the Company currently  measures  compensation costs for stock-based payments as prescribed by APB 25. While APB 25 generally resulted in recognition of no  compensation  cost,  SFAS 123R will  typically  result in  recognition of compensation  cost.  The  Company  is  required  to  adopt  SFAS  123R as of the beginning of 2006. The Company does not expect the adoption of SFAS 123R to have a material  impact on its financial  condition or results of operations  for the year ended December 31, 2006.

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

OUR FAILURE TO COMPLY WITH THE ORDER TO CEASE AND DESIST ISSUED TO WEBBANK WOULD
HAVE A NEGATIVE EFFECT ON OUR ONGOING OPERATIONS.

            As  discussed  in  Note 2 of the  Notes  to  Consolidated  Financial
Statements,  On January 31,  2005,  the Federal  Deposit  Insurance  Corporation
("FDIC")  and the  Department  of Financial  Institutions  for the State of Utah
issued to WebBank an Order to Cease and Desist (the "Order") in connection  with alleged  violations of certain  banking  regulations.  WebBank  consented to the issuance of the Order  without  admitting  or denying the alleged  charges.  The
Order requires  WebBank to comply with a number of  requirements  which include, but is not  limited to  increasing  the number of  directors,  increasing  board involvement,  hiring new  executive  officers,  creating a three-year  strategic plan, charging off or collecting certain classified loans, revising and adopting various policies,  developing and adopting a budget plan and a capital plan that is designed to maintain an adequate level of Capital  protection for the kind of and  quality  of assets  held by the bank,  and  establishing  and  implementing procedures  for affiliate  transactions.  The Order also  immediately  prohibits certain actions such as purchasing  factored  accounts  receivable  until proper procedures and policies are in place, extending additional credit to substandard borrowers,  and paying cash dividends.  The Order further prohibits WebBank from issuing brokered certificates of deposit in an aggregate amount greater than the amount outstanding on the effective date of the Order, which is $7,465,000.  The effective  date of the Order is  February  10,  2005,  and the due dates for the requirements  range  from 10 days to 360 days from the  effective  date with the majority  to be  achieved  within 120 days of the Order.  As of April 15,  2005,
WebBank had complied  with several of the  requirements  and  management  of the
Company and WebBank  believe that WebBank is taking all necessary steps to fully and timely  comply  with the other  requirements  of the Order.  However,  it is possible  that  unforeseen  circumstances  could delay  compliance  with certain requirements  or  submissions  to the FDIC  beyond due dates or cause  WebBank's submissions to be unacceptable  to the  regulators.  The provisions of the Order will be in effect and  enforceable  until such  provisions  have been  modified, terminated,  suspended, or set aside by the FDIC and the Department of Financial
Institutions for the State of Utah. If WebBank does not comply with the terms of the Order,  WebBank and/or its Board of Directors could be subject to regulatory fines,  additional  regulatory  restrictions  and the Company could be forced to sell or close WebBank.

OUR  BUSINESS  COULD BE HARMED IF NEW LINES OF BUSINESS ARE NOT  IMPLEMENTED  TO
REPLACE THE FORMER ACCOUNTS RECEIVABLE FACTORING BUSINESS LINE.

            As  discussed in the section  entitled  "Description  of  Business",
WebBank sold its remaining accounts  receivable  factoring portfolio on December
30,  2004  and   terminated   its  remaining   accounts   receivable   factoring
arrangements.  Prior to that date,  accounts  receivable  factoring  constituted
WebBank's principal line of business. WebBank was engaged in accounts receivable factoring  utilizing  two  sourcing  and  servicing  companies.  One of the  two accounts receivable  factoring programs was terminated in February 2004, and the other was  terminated on December 30, 2004.  The accounts  receivable  factoring arrangement that was terminated in December 2004 accounted for approximately 64%
and 47% of our  consolidated  revenues for the years ended December 31, 2004 and
2003,  respectively.  The  Company  believes  that  the  sale  of  the  accounts
receivable   factoring  portfolio  and  the  termination  of  the  two  accounts receivable factoring  arrangements will have a significant adverse effect on its net income during 2005.  Accounts  receivable  factoring is no longer  WebBank's principal  line of business and there can be no assurance  that the Company will be able to successfully enter into a replacement arrangement or arrangements.

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
Depositors  that  invest in  brokered  certificates  of  deposit  are  generally interest  rate  sensitive  and  well  informed  about  alternative  markets  and investments. Consequently, funding with brokered certificates of deposit may not provide the same stability to a bank's deposit base as traditional  local retail deposit  relationships.  Because of our  dependence  on the market for  brokered certificates  of deposit (97% of Webbank's total deposits at december 31, 2004), our  liquidity  may be negatively  impacted if that funding  source  experiences supply  difficulties  due to loss of investor  confidence  or a flight to higher quality investments such as U.S. Treasury  securities.  In addition,  only banks that are determined to be "well  capitalized" by their  regulatory  agencies are permitted to issue brokered  certificates of deposit without restriction.  Under the Order, restrictions on the issuance of brokered certificates of deposit have been placed on Webbank which prohibit Webbank from issuing brokered certificates of deposit in an aggregate  amount  greater than the amount  outstanding  on the effective date of the Order, which is $7,465,000.  The Order to Cease and Desist discussed  in Note 2 of the  notes  to  Consolidated  Financial  Statements  may restrict the amount of brokered  certificates of deposit that Webbank is allowed to issue.

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

WE MAY BE  SUBJECT  TO  CREDIT  AND  INTEREST  RATE  RISK IN EXCESS OF AN AMOUNT
RECOGNIZED ON OUR BALANCE SHEET.

            We  are   periodically  a  party  to  financial   instruments   with
off-balance  sheet  risk.  In the normal  course of  business,  these  financial instruments include commitments to extend credit in the form of loans or through letters of credit.  Those instruments  involve, to varying degrees,  elements of credit and interest rate risk in excess of the amount  recognized on the balance sheet. Our exposure to credit loss in the event of  nonperformance  by the other
party  to  the  financial   instrument  for  commitments  to  extend  credit  is
represented  by the  contractual  amount of those  instruments.  Commitments  to extend  credit  are  agreements  to lend to a  customer,  provided  there  is no violation of any condition  established in the contract.  Commitments  generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the  commitments are expected to expire without being drawn upon, the total  commitment  amounts do not necessarily  represent  future cash  requirements.  We use the same  credit  policy in making  commitments  and conditional  obligations as we do for on-balance sheet instruments.  We evaluate each  customer's  credit  worthiness  on a  case-by-case  basis.  The  amount of collateral  obtained,  if deemed necessary upon extension of credit, is based on management's  credit evaluation of the borrower.  At December 31, 2004 and 2003, we had no undisbursed  commercial loan  commitments or consumer credit card loan commitments. For the same periods, our undisbursed accounts receivable factoring commitments totaled $0 and approximately $8,138,000, respectively.

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

WARREN G. LICHTENSTEIN,  OUR CHAIRMAN AND CHIEF EXECUTIVE  OFFICER,  THROUGH HIS
AFFILIATION  WITH STEEL PARTNERS II, L.P., HAS THE ABILITY TO EXERT  SIGNIFICANT
INFLUENCE  OVER OUR  OPERATIONS AND MAY HAVE INTERESTS THAT DIFFER FROM THOSE OF
OUR STOCKHOLDERS.

            Mr. Lichtenstein, as the sole managing member of the general partner of Steel Partners II, L.P.  ("Steel"),  is deemed to also  beneficially  own the shares  of our  common  stock  owned by  Steel.  As of  March  31,  2005,  Steel beneficially owned 5,949,080 shares of our common stock which, together with the shares owned directly by Mr. Lichtenstein,  represents  approximately 68% of our outstanding  common stock.  Mr.  Lichtenstein,  as sole  managing  member of the general partner of Steel, has sole investment and voting control over the shares beneficially  owned by  Steel  and thus  has the  ability  to exert  significant influence over our policies and affairs,  including the election of our Board of
Directors and the approval of any action  requiring a stockholder  vote, such as amendments to our Certificate of Incorporation and approving mergers or sales of substantially  all of our assets,  as well as matters where the interests of Mr.
Lichtenstein  and Steel may differ from the interests of our other  stockholders in some respects.

ITEM 7.   FINANCIAL STATEMENTS

          See the Company's  Consolidated Financial Statements beginning on page
F-1.

ITEM 8.   CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          FINANCIAL DISCLOSURE

          None.

ITEM 8A.  CONTROLS AND PROCEDURES

          Disclosure   controls  are  procedures  that  are  designed  with  the
objective of ensuring that information required to be disclosed in the Company's reports under the  Securities  Exchange Act of 1934,  as amended (the  "Exchange
Act"), such as this Form 10-KSB, is reported in accordance with the rules of the
Securities  and  Exchange  Commission  ("SEC").  Disclosure  controls  are  also designed with the objective of ensuring that such information is accumulated and communicated  to  management,  including the Chief  Executive  Officer and Chief
Financial  Officer as appropriate to allow timely decisions  regarding  required disclosure.

          As of the end of the period  covered by this Form 10-KSB,  the Company carried out an evaluation  under the supervision and with the  participation  of the Company's  management,  including the Company's Chief Executive  Officer and
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Securities Exchange Act
Rules  13a-15(e)  and  15d-15(e).  As a result of that  evaluation,  the Company discovered  a material  weakness  in internal  controls  at WebBank.  A material weakness  is a  significant  deficiency  that  results  in  more  than a  remote likelihood  that a material  misstatement  of the  annual or  interim  financial statements will not be prevented or detected.

          The material  weakness  discovered  involved a  segregation  of duties regarding  WebBank's  general ledger and financial  applications data processing system (the  "System").  Shortly  after the material  weakness  was  discovered,
WebBank  engaged an independent  public  accounting  firm,  other than WebBank's principal  accountant,  to conduct  an  examination  of all  System  maintenance activities  for each day of the year  2004 and for the  year-to-date  2005.  The accountant's  report  indicated no  inappropriate  or  unauthorized  maintenance activity  during  the  periods  reviewed.  Temporary  arrangements  were made to segregate System  administrator from user duties and for periodic testing of the
System maintenance records until sufficient staffing is available on a permanent basis.

            Based upon prior period  testing and corrective  actions taken,  the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure  controls and  procedures  are  effective to insure that  information required  to be  disclosed  in the  reports  that the  Company  files  under the
Exchange Act is recorded,  processed,  summarized  and reported  within the time periods  specified  by the SEC's  rules and  regulations.  Other  than the issue discussed  above,  there were no significant  changes in the Company's  internal controls or in other  factors that could  significantly  affect  these  controls subsequent to the date of their evaluation.

            Certifications  of the Chief  Executive  Officer and Chief Financial
Officer  regarding,  among other items,  disclosure  controls and procedures are included as exhibits to this Form 10-KSB.

ITEM 8B.  OTHER INFORMATION

          None

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

          The following sets forth the name, age, present principal  occupation, employment and material occupations,  positions, offices and employments for the past five years as of March 31, 2005, for the directors of the Company.  Members of the Board of Directors are elected at the annual meetings of stockholders and serve  until  their  respective  successors  shall  have been duly  elected  and qualified.

NAME AND AGE                         OCCUPATION AND OTHER DIRECTORSHIPS
------------                         ----------------------------------

Warren G. Lichtenstein (39)          Mr.  Lichtenstein  has served as a director
(term expires 2005)                  of the  Company  since 1996 and as Chairman
                                     and Chief Executive  Officer of the Company
                                     since  December  1997.  He also  served  as
                                     President of the Company from December 1997
                                     through December 2003. Mr. Lichtenstein has
                                     been the  Chairman of the Board,  Secretary
                                     and the Managing  Member of Steel Partners,
                                     L.L.C., the general partner of Steel, since
                                     January  1, 1996 and the  President,  Chief
                                     Executive  Officer and a director of SPL, a
                                     management   and   advisory   company  that
                                     provides  management  services to Steel and
                                     its   affiliates,   since  June  1999.  Mr.
                                     Lichtenstein has been a director (currently
                                     Chairman of the Board) of United Industrial
                                     Corporation  ("UIC"), a company principally
                                     focused  on  the  design,   production  and
                                     support   of   defense    systems   and   a
                                     manufacturer  of  combustion  equipment for
                                     biomass and refuse  fuels,  since May 2001.
                                     Mr.   Lichtenstein   has  been  a  director
                                     (currently  Chairman  of the  Board)  of SL
                                     Industries,  Inc.  ("SL"),  a designer  and
                                     manufacturer  of power  electronics,  power
                                     motion    equipment,    power    protection
                                     equipment,     and    teleprotection    and
                                     specialized communication equipment,  since
                                     January  2002 and Chief  Executive  Officer
                                     since February 2002. Mr.  Lichtenstein  has
                                     been  a  director   of  Layne   Christensen
                                     Company,   a  provider  of   products   and
                                     services    for   the    water,    mineral,
                                     construction  and  energy  markets,   since
                                     January 2004. Mr. Lichtenstein devotes such
                                     time to the Company's  business affairs and
                                     operations as he deems necessary to perform
                                     his  duties,  which  changes  from  time to
                                     time,  but generally does not exceed 50% of
                                     his time.

Jack L. Howard (43)                  Mr.  Howard has served as a director of the
(term expires 2005)                  Company   since   1996   and  as  its  Vice
                                     President   since   December   1997.   From
                                     December 1997 to May 2000,  Mr. Howard also
                                     served as  Secretary,  Treasurer  and Chief
                                     Financial Officer of the Company.  For more
                                     than the past five  years,  Mr.  Howard has
                                     been  a  registered   principal  of  Mutual
                                     Securities,      Inc.,     a     registered
                                     broker-dealer. He served as Chairman of the
                                     Board  and  Chief   Executive   Officer  of
                                     Gateway  Industries,  Inc.  ("Gateway"),  a
                                     provider  of database  development  and Web
                                     site design and development services, since
                                     February 2004, as Vice President of Gateway
                                     since  December  2001 and as a director  of
                                     Gateway  since  May 1994.  Mr.  Howard is a
                                     director of Pubco  Corporation,  a printing
                                     supplies   and    construction    equipment
                                     manufacturer and distributor.  He is also a
                                     director of BNS Co. ("BNS"),  a real estate
                                     management company. Mr. Howard devotes such
                                     time to the business affairs and operations
                                     of the  Company  as he deems  necessary  to
                                     perform his duties, which changes from time
                                     to time,  but generally does not exceed 50%
                                     of his time.

Joseph L. Mullen (58)                Mr.  Mullen has served as a director of the
(term expires 2005)                  Company since 1995. Since January 1994, Mr.
                                     Mullen has served as Managing Partner of Li
                                     Moran  International,  Inc.,  a  management
                                     consulting company, and has functioned as a
                                     senior officer  overseeing the  merchandise
                                     and   marketing    departments   for   such
                                     companies as Leewards Creative Crafts Inc.,
                                     Office Depot of Warsaw, Poland, and Camelot
                                     Music.

Mark E. Schwarz (44)                 Mr. Schwarz has served as a director of the
(term expires 2005)                  Company  since July 2001.  He has served as
                                     the  general  partner,  directly or through
                                     entities  which he  controls,  of Newcastle
                                     Partners,  L.P., a private investment firm,
                                     since 1993.  Mr. Schwarz was Vice President
                                     and Manager of Sandera  Capital,  L.L.C., a
                                     private  investment  firm  affiliated  with
                                     Hunt    Financial    Group,    L.L.C.,    a
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
                                     Industries,  Inc.,  a provider  of computer
                                     systems and  services;  New Century  Equity
                                     Holdings Corp., a company  formerly engaged
                                     in investing in high-growth companies;  and
                                     Pizza Inn,  Inc., a franchisor and operator
                                     of  pizza  restaurants.   Mr.  Schwarz  has
                                     served as a  director  and Chief  Executive
                                     Officer   and    President    of   Geoworks
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

Howard Mileaf (68)                   Mr.  Mileaf has served as a director of the
(term expires 2005)                  Company since  December 2002. He has been a
                                     director of Neuberger  Berman  Mutual Funds
                                     since  1985.  Mr.  Mileaf  has  served as a
                                     director of WHX Corporation ("WHX"), a NYSE
                                     listed holding company,  since August 2002.
                                     From May 1993 to December  2001, Mr. Mileaf
                                     served  as  Vice   President   and  General
                                     Counsel of WHX.

EXECUTIVE OFFICERS

          The following sets forth the name, age, present principal  occupation, employment and material occupations,  positions, offices and employments for the past five years as of March 31, 2005, for the executive officers of the Company, who are not also directors of the Company.

NAME AND AGE                         OCCUPATION AND OTHER DIRECTORSHIPS

Glen M. Kassan (61)                  Mr.  Kassan has  served as Vice  President,
                                     Chief  Financial  Officer and  Secretary of
                                     the Company  since June 2000. He has served
                                     as Executive  Vice President of SPL and its
                                     predecessor  since  June  2001  and as Vice
                                     President of its  predecessor  from October
                                     1999  through  May  2001.  Mr.  Kassan  has
                                     served as a  director  of SL since  January
                                     2002 and as its  President  since  February
                                     2002.   Mr.   Kassan  has  served  as  Vice
                                     Chairman  of  the  Board  of  Directors  of
                                     Caribbean  Fertilizer Group Ltd., a private
                                     company   engaged  in  the  production  and
                                     distribution  of  agricultural  products in
                                     Puerto Rico and  Jamaica,  since June 2000.
                                     Mr. Kassan is also  currently a director of
                                     UIC.  Mr.  Kassan  devotes such time to the
                                     business  affairs  and  operations  of  the
                                     Company  as he deems  necessary  to perform
                                     his  duties,  which  changes  from  time to
                                     time,  but generally does not exceed 50% of
                                     his time.

James R. Henderson (47)              Mr.  Henderson  has served as President and
                                     Chief  Operating  Officer  of  the  Company
                                     since  December  2003,  and  was  the  Vice
                                     President of Operations of the Company from
                                     September  2000 through  December  2003. He
                                     has  served as a  director  of the  WebBank
                                     subsidiary since March 2002 and as Chairman
                                     and  Acting  Chief  Executive   Officer  of
                                     WebBank  since  November  2004. He has also
                                     served as a  director  and Chief  Operating
                                     Officer  of   WebFinancial   Holding  since
                                     January 2000. Mr. Henderson has served as a
                                     Vice  President of SPL since March 2002 and
                                     as a Vice President of its predecessor from
                                     August 1999 through March 2002. He has also
                                     served  as  President   of  Gateway   since
                                     December  2001. Mr.  Henderson  served as a
                                     director  of  ECC  International  Corp.,  a
                                     manufacturer   and   marketer  of  computer
                                     controlled    simulators    for    training
                                     personnel   to  perform   maintenance   and
                                     operator  procedures  on military  weapons,
                                     from December 1999 to September 2003 and as
                                     acting  Chief  Executive  Officer from July
                                     2002 to  March  2003.  He has  served  as a
                                     director  of BNS  since  June 2004 and as a
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
                                     Prior to his  employment  with  Aydin,  Mr.
                                     Henderson was employed as an executive with
                                     UNISYS Corporation, an e-business solutions
                                     provider.  Mr. Henderson  devotes such time
                                     to the  Company's  business  affairs  as he
                                     deems  necessary  to  perform  his  duties,
                                     which  changes  from  time  to  time,   but
                                     generally does not exceed 50% of his time.

AUDIT COMMITTEE FINANCIAL EXPERT

          The Board of  Directors  has a  separately-designated  standing  audit committee,  established in accordance  with Section  3(a)(58)(A) of the Exchange
Act, comprised of Howard Mileaf, Joseph L. Mullen and Mark E. Schwarz. The Board
has determined  that Howard Mileaf has the requisite  education,  background and experience to be considered an audit committee  "financial  expert" as that term is defined by the SEC and is  "independent" as the term is used in Item 7(d) (3)
(iv) of Schedule 14A under the Exchange Act.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Exchange Act requires the Company's directors and executive  officers,  and persons who own more than 10% of a registered class of the  Company's  equity  securities,  to file  with the SEC  initial  reports  of ownership  and reports of changes in  ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section
16(a)  forms  they  file.  Based  solely  upon a review of copies of such  forms received by it, or written  representations  from certain reporting persons, the
Company believes that, during the fiscal year ended December 31, 2004, there was compliance  with all Section 16(a) filing  requirements  applicable to officers, directors, and greater-than 10% stockholders,  with the exception of Steel whose acquisition  of  Common  Stock  following  exercise  of its  basic  subscription privilege in connection  with the  Company's  subscription  rights  offering was inadvertently  reported late on a Form 4 jointly filed by Steel, Steel Partners,
LLC and Warren G. Lichtenstein.

CODE OF CONDUCT AND ETHICS

          The Company  has adopted a Code of Conduct and Ethics that  applies to the Company's  principal  executive officer,  principal  financial officer,  and other persons performing  similar  functions.  A copy of the Code of Conduct and
Ethics has been filed as an exhibit to the  Company's  Form  10-KSB for the year ended December 31, 2003.

RECOMMENDATION OF DIRECTOR NOMINEES BY STOCKHOLDERS

          The Nominating and Governance Committee considers  recommendations for director  nominees by stockholders that are properly received in accordance with the Company's Guidelines For Nominating And Evaluating  Candidates For The Board
of Directors and applicable rules and regulations of the SEC. There have been no material changes to the Company's procedures by which stockholders may recommend director  nominees since such  procedures  were last disclosed by the Company in its  Schedule  14A in  connection  with the  Company's  2004  annual  meeting of stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

          The following table sets forth information concerning the compensation paid by the Company  during the fiscal years ended  December 31, 2004,  2003 and
2002 to the Company's Chief Executive Officer. No other executive officer of the
Company  received  annual  compensation  in excess of $100,000 during the fiscal year ended December 31, 2004.

                                                                                   Long-Term
                                                  Annual Compensation             Compensation
                                                                                   Securities         All Other
                                              Fiscal                                Underlying       Compensation
           Name and Principal Position         Year     Salary($)    Bonus($)      Options(#)          ($)(1)
           ---------------------------         ----     ---------    --------      ----------          ------

           Warren Lichtenstein, Chairman       2004            --          --              --         310,000
           and Chief Executive Officer         2003            --          --              --         310,000
                                               2002            --          --              --         310,000

--------------------

(1)         Represents  aggregate  management fees earned by SPL (for 2004, 2003 and for a  portion  of  2002)  and  Steel  Partners  Services,  Ltd.
            ("SPS"),  a  predecessor  of SPL (for a portion  of 2002),  entities controlled by Warren Lichtenstein, from the Company. For information relating to the management functions performed by such entities, see
            "Certain Relationships and Related Transactions."

STOCK OPTIONS

          None of the  Company's  executive  officers  were  granted any options during the fiscal year ended  December 31, 2004, nor did Mr.  Lichtenstein  hold any stock options as of December 31, 2004.

EMPLOYMENT AGREEMENTS

          The  Company  currently  has no  employment  agreements,  compensatory plans, or arrangements with any executive officer.

DIRECTOR COMPENSATION

          During  2004 and  through  March  31,  2005,  members  of the Board of
Directors who were non-employee  directors received a retainer fee of $3,000 per quarter in cash for their  services  as a director,  as well as meeting  fees of
$1,000 per meeting of the Board and $500 per meeting of a committee of the Board
($375 to the extent such  committee  meeting was held on the same day as a Board meeting),  subject to any  elections  which may have been made by any  directors pursuant  to the  terms of the Long Term  Stock  Incentive  Plan  (the  "Plan").
Effective April 1, 2005, the Board of Directors,  at the  recommendation  of the
Compensation  Committee,  increased the  non-employee  director  retainer fee to
$5,000 per quarter and changed the  committee  meeting fee to $500 per  meeting, irrespective  of  whether  such  committee  meeting is held on the same day as a
Board  meeting,  subject  to any  elections  which may be made by any  directors pursuant to the terms of the Plan.  Officers who are  directors do not receive a retainer  fee or per meeting  compensation.  Howard  Mileaf,  as chairman of the audit committee, receives an additional chairman's fee of $2,500 per quarter.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS

            The  following  table sets forth  information  as of March 31,  2005 regarding the  beneficial  ownership of the Common Stock by each person known by the  Company  to own  beneficially  more than 5% of the  Common  Stock,  by each director of the Company,  by the Chief Executive  Officer,  and by all directors and executive officers as a group. The table does not give effect to the 1-for-4 reverse stock split effected by the Company on April 5, 2005.

                                                     Amount and Nature of
               Name and Address                     Beneficial Ownership (1)        Percent of Class
               ----------------                     ------------------------        ----------------

           Warren G. Lichtenstein
           c/o Steel Partners II, L.P.
           590 Madison Avenue, 32nd Floor              5,951,580     (2)                   68.1%
           New York, New York  10022

           Steel Partners II, L.P.
           590 Madison Avenue, 32nd Floor
           New York, New York  10022                   5,949,080                           68.1%

           Jack L. Howard
           c/o Mutual Securities, Inc.
           590 Madison Avenue, 32nd Floor
           New York, New York 10022                       42,617     (3)                     *

           Joseph L. Mullen
           c/o Li Moran International, Inc.
           611 Broadway, Suite 722
           New York, New York  10012                      15,962     (4)                     *

           Mark E. Schwarz
           c/o Newcastle Capital Management, L.P.
           300 Crescent Court, Suite 1110
           Dallas, Texas 75201                            10,344     (5)                     *

           Howard Mileaf
           64 Brookdale Court
           Highland Park, New Jersey 08904                   955     (6)                     *

           All directors and executive officers
           as a group (seven persons)                  6,046,458     (7)                   68.9%

----------------------
*Less than 1%

(1)        A person is deemed to be the  beneficial  owner of voting  securities that can be acquired  by such  person  within 60 days after March 31,
           2005  upon  the   exercise  of  options,   warrants  or   convertible
           securities.   Each  beneficial   owner's   percentage   ownership  is
           determined  by  assuming  that  options,   warrants  or   convertible
           securities  that are held by such  person  (but not those held by any other  person) and that are  currently  exercisable  (i.e.,  that are exercisable within 60 days after March 31, 2005) have been exercised.
           Unless  otherwise  noted, the Company believes that all persons named in the table have sole voting and  investment  power with  respect to all shares beneficially owned by them.

(2)        Consists of (i) 2,500  shares of common  stock owned  directly by Mr.
           Lichtenstein;  and (ii)  5,949,080  shares of common  stock  owned by
           Steel,  which is also  separately  listed in the  security  ownership table.  As the sole managing  member of the general partner of Steel,
           Mr.  Lichtenstein  has sole  voting  and  investment  power  over the
           5,949,080   shares  owned  by  Steel.  Mr.   Lichtenstein   disclaims
           beneficial  ownership  of the shares of common  stock  owned by Steel except to the extent of his pecuniary interest therein.

(3)        Consists of (i) 36,417  shares of common stock owned  directly by Mr.
           Howard;  (ii) 3,000  shares of common  stock  owned by Mr.  Howard in joint tenancy with his spouse; and (iii) 3,200 shares of common stock owned by JL Howard,  Inc., a New York  corporation  controlled by Mr.
           Howard.

(4)        Consists of (i) 4,285 shares of common stock;  and (ii) 11,677 shares of common stock  issuable upon the exercise of options within 60 days of March 31, 2005 granted to Mr. Mullen.

(5)        Consists of 10,344 shares of common stock  issuable upon the exercise of options within 60 days of March 31, 2005 granted to Mr. Schwarz.

(6)        Consists of 955 shares of common stock  issuable upon the exercise of options within 60 days of March 31, 2004 granted to Mr. Mileaf.

(7)        Consists  of the shares and  options  held by the  directors  and the
           Chief  Executive  Officer named in this security  ownership table and
           25,000  shares of common stock  issuable upon the exercise of options within 60 days of March 31, 2005 held by  executive  officers who are not specifically named in this security ownership table.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                                 Number of securities remaining
                                              Number of securities                               available for future issuance
                                                to be issued upon       Weighted-average           under equity compensation
                                                  exercise of          exercise price of          plans (excluding securities
             Plan Category                     outstanding options     outstanding options           reflected in column (a)
             -------------                             (a)                   (b)                              (c)
                                                       ---                   ---                              ---

         Equity compensation plans approved by       47,976                $   2.90                         947,774
         security holders (1)
         Equity compensation plans not approved           0                $   0.00                               0

         Total                                       47,976                $   2.90                         947,774

-------

(1) Consists of the Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Pursuant to a  management  agreement  (the  "Management  Agreement"), approved by a majority of the  Company's  disinterested  directors,  between the
Company and SPS (and  subsequently  assigned to SPL),  SPL  provides the Company with office space and certain management,  consulting and advisory services. The
Management  Agreement  is  automatically  renewable  on an annual  basis  unless terminated  by  either  party,  for any  reason,  upon at least 60 days  written notice. The Management Agreement also provides that the Company shall indemnify, save and hold SPL harmless from and against any obligation,  liability,  cost or damage resulting from SPL's actions under the terms of the Management Agreement, except to the extent  occasioned by gross  negligence  or willful  misconduct of
SPL's officers, directors or employees.

           Pursuant to an Employee Allocation  Agreement between WebBank and SPS
(and  subsequently  assigned to SPL) dated March 15, 2001 (the "First Allocation
Agreement"), James Henderson, an employee of SPL and an executive officer of the
Company, performed services in the area of management,  accounting and finances, and  identified  business  opportunities,  and such  other  services  reasonably requested by WebBank.  Effective October 1, 2004, WebBank and SPL entered into a new Employee Allocation  Agreement (the "Second Allocation  Agreement") pursuant to which Mr.  Henderson  continues to perform the same services for WebBank.  In consideration  of the  services  performed  by Mr.  Henderson  under the  Second
Allocation  Agreement,  Mr.  Henderson's  salary and the cost of  certain  other benefits are allocated  between  WebBank and SPL based on the percentage of time devoted by Mr. Henderson to WebBank matters. Unless agreed to by both parties in writing, the amount paid by WebBank to SPL under the Second Allocation Agreement in any calendar year may not exceed $100,000.  The Second  Allocation  Agreement will  continue in force until  terminated  by either of the parties upon 30 days written notice.

           Prior  to March  26,  2002,  the  original  counterparty  to both the
Management Agreement and the First Allocation Agreement was SPS. As of March 26,
2002,  the Management  Agreement and the First  Allocation  Agreement  described above were assigned by SPS to SPL and the  employees of SPS became  employees of
SPL. Warren Lichtenstein, the Company's Chairman and Chief Executive Officer, is
an affiliate of SPL based on his ownership of SPL,  directly and through  Steel, and by  virtue of his  positions  as  Chairman,  President  and Chief  Executive
Officer of SPL.  Mr.  Lichtenstein  is the sole  managing  member of the general partner of Steel. Mr. Lichtenstein  disclaims beneficial ownership of the shares of common  stock of SPL owned by Steel  (except to the  extent of his  pecuniary interest in such shares of common stock).

           In  consideration  of the  services  rendered  under  the  Management
Agreement,  SPL charges the Company a fixed  monthly fee  totaling  $310,000 per
annum,   adjustable   annually  upon  agreement  of  the  Company  and  SPL.  In consideration  of the services  provided  under the First and Second  Allocation
Agreements,  SPL charged  WebBank  $100,000  per annum  during the  previous two fiscal  years.  The fees  payable by WebBank are included in the fees payable by the Company under the Management  Agreement.  The Company believes that the cost of  obtaining  the type and  quality  of  services  rendered  by SPL  under  the
Management  Agreement and the First and Second Allocation  Agreements is no less favorable  than the cost at which the Company and WebBank,  respectively,  could obtain from unaffiliated entities.

           During  the fiscal  year  ended  December  31,  2004,  SPL billed the
Company fees with respect to fiscal 2004 of $310,000 for services rendered under the  Management  Agreement.  Included in these fees was $100,000 paid by WebBank for services rendered under the First and Second Allocation  Agreements.  During the fiscal  year ended  December  31,  2003,  SPL billed the  Company  fees with respect to fiscal 2003 of $310,000 for services  rendered  under the  Management
Agreement.  Included in these fees was  $100,000  paid by WebBank  for  services rendered under the First Allocation  Agreement.  The fees payable by WebBank are included in the fees payable by the Company under the Management Agreement.

           Pursuant  to  a  sourcing  and  servicing  agreement  (the  "Rockland
Agreement")  between  WebBank and  Rockland  Credit  Finance  LLC  ("Rockland"),
Rockland  performed  both sourcing and servicing  functions on behalf of WebBank related to WebBank's accounts receivable factoring program.  John Fox, the owner of Rockland,  is a former employee of WebBank.  Rockland  earned  $1,188,000 and
$1,019,000 in total  management  fees under the terms of the Rockland  Agreement during 2004 and 2003,  respectively,  under the terms of the Rockland Agreement.
Management fees were paid quarterly and accrued  monthly by WebBank.  Notices of termination  were  issued  with  respect  to the  Rockland  Agreement  and other accounts receivable  factoring and service  arrangements.  On December 30, 2004,
Rockland  exercised  its option to purchase from WebBank a portfolio of accounts receivable  (the  "Receivables")  in  connection  with  the  termination  of the
Rockland Agreement between WebBank and Rockland.  The Receivables were purchased at  book  value  from  WebBank  pursuant  to that  certain  Asset  Purchase  and
Assignment  and  Assumption   Agreement  for  an  aggregate  purchase  price  of
$5,791,395.41, subject to certain specified adjustments.  Specifically, Rockland purchased specified factoring accounts held by WebBank,  all of WebBank's right, title and  interest  under  specified  factoring  agreements  and  participation agreements and other agreements,  arrangements,  commitments and  understandings related  thereto or to the  Receivables,  all of which were  acquired by WebBank pursuant to the Rockland Agreement (the "Contracts").  Rockland also assumed and agreed to pay and perform all  obligations  of WebBank  under the  Contracts and otherwise in respect of the  purchased  assets  arising on and after the closing date.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)       EXHIBITS:

          See Exhibit Index immediately following the signature page.

(b)       REPORTS  ON FORM 8-K FILED  DURING  THE  FOURTH  QUARTER OF THE PERIOD
          COVERED BY THIS REPORT:

          None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

          The  aggregate  fees  billed for each of the last two fiscal  years of
2004 and 2003 for professional  services  rendered by Grant Thornton LLP for the audit of the annual  financial  statements  of the  Company  and its  subsidiary
WebBank and the review of the  financial  statements  included in the  Company's
Forms 10-QSB for such fiscal  years were  approximately  $140,000 and  $118,000, respectively.

AUDIT-RELATED FEES:

          The  aggregate  fees  billed for each of the last two fiscal  years of
2004 and 2003 for assurance and related services  rendered by Grant Thornton LLP were approximately $52,000 and $22,000,  respectively,  related to the Company's common stock subscription rights offering.

TAX FEES:

          The  aggregate  fees  billed for each of the last two fiscal  years of
2004 and 2003 for professional  services  rendered by Grant Thornton LLP for tax compliance,  tax advice and tax  planning  for the  Company  and its  subsidiary
WebBank were approximately $8,000 and $9,000, respectively.

ALL OTHER FEES:

          No fees were billed for each of the last two fiscal  years of 2004 and
2003 for products and services of Grant  Thornton  LLP,  other than the services reported above.

PRE-APPROVAL POLICIES AND PROCEDURES:

          All audit and  non-audit  services to be  performed  by the  Company's independent  auditors  must be  approved  in  advance  by the  Audit  Committee.
Consistent with applicable law,  limited amounts of services,  other than audit, review or attest  services,  may be approved by one or more members of the Audit
Committee pursuant to authority delegated by the Audit Committee,  provided each such  approved  service  is  reported  to the full Audit  Committee  at its next meeting.

          All of the  engagements  and fees for the Company's  fiscal year ended
December 31, 2004 were approved by the Audit  Committee.  In connection with the audit of the Company's  Financial  Statements for the fiscal year ended December
31, 2004, Grant Thornton LLP only used full-time, permanent employees.

          The Audit  Committee  has  considered  whether the  provision by Grant
Thornton  LLP of the  services  covered by the fees other than the audit fees is compatible with maintaining  Grant Thornton's  independence and believes that it is compatible.

                                 SIGNATURES

            In  accordance  with  Section 13 or 15(d) of the  Exchange  Act, the registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

Date: March 31 , 2005                   WEBFINANCIAL CORPORATION
      ---------------

                                        By: /s/ Warren G. Lichtenstein
                                            -----------------------------
                                            Warren G. Lichtenstein
                                            Chief Executive Officer

                                POWER OF ATTORNEY

          WebFinancial Corporation and each of the undersigned do hereby appoint
Warren G. Lichtenstein and Jack L. Howard,  and each of them singly,  its or his true and lawful  attorney to execute on behalf of  WebFinancial  Corporation and the  undersigned any and all amendments to this Annual Report on Form 10-KSB and to file the same with all exhibits  thereto and other  documents  in  connection therewith,  with the Securities and Exchange Commission,  each of such attorneys shall have the power to act hereunder  with or without the other.  In accordance with the  Exchange  Act of  1934,  this  report  has  been  signed  below by the following  persons on behalf of the  registrant and in the capacities and on the date indicated.

Signature                                               Date
---------                                               ----

/s/ Warren G. Lichtenstein                              March 31, 2005
-------------------------------------                   ---------------
Warren G. Lichtenstein                                  Date
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Glen M. Kassan                                      March 31, 2005
--------------------------------------                  ---------------
Glen M. Kassan                                          Date
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Jack L. Howard                                      March 31, 2005
--------------------------------------                  ---------------
Jack L. Howard, Director                                Date

/s/ Howard Mileaf                                       March 31, 2005
--------------------------------------                  ---------------
Howard Mileaf, Director                                 Date

/s/ Joseph L. Mullen                                    March 31, 2005
--------------------------------------                  ---------------
Joseph L. Mullen, Director                              Date

/s/ Mark E. Schwarz                                     March 31, 2005
--------------------------------------                  ---------------
Mark E. Schwarz, Director                               Date

                                  EXHIBIT INDEX

  3.1         Amended and Restated  Certificate of  Incorporation - Incorporated
              by reference to Exhibit 3.1 to Registration  Statement on Form S-3
              filed October 10, 2003.

  3.2         Certificate  of  Amendment  of  Certificate  of   Incorporation  -
              Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-3 filed October 10, 2003.

  3.3         Certificate  of  Amendment  of  Certificate  of   Incorporation  -
              Incorporated by reference to Exhibit 3.1 to Current Report on Form
              8-K filed April 7, 2005.

  3.4         By-laws - Incorporated by reference to Exhibit I-5 to Registration
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

  10.8        Asset  Purchase and  Assignment  and  Assumption  Agreement by and
              between  WebBank  and  Rockland  Credit  Finance  LLC  dated as of
              December 30, 2004 -  Incorporated  by reference to Exhibit 10.1 to
              Current Report on Form 8-K filed January 6, 2005.

  10.9        Order to Cease and Desist dated January 31, 2005 - Incorporated by reference  to  Exhibit  99.1 to  Current  Report on Form 8-K filed
              February 2, 2005.

  14.1        Code of Conduct and Ethics - Incorporated  by reference to Exhibit
              10.7 to Annual Report on Form 10-KSB filed March 30, 2004.

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

December 31, 2004

The consolidated  financial statements on the following pages have been prepared by management in  conformity  with  generally  accepted  accounting  principles.
Management  is  responsible  for the  reliability  and fairness of the financial statements and other financial information included herein.

To meet its responsibilities with respect to financial  information,  management maintains and enforces  internal  accounting  policies,  procedures and controls which are designed to provide  reasonable  assurance that assets are safeguarded and that  transactions  are properly  recorded and executed in  accordance  with management's  authorization.  Management believes that the Company's  accounting controls  provide  reasonable,  but  not  absolute,  assurance  that  errors  or irregularities which could be material to the financial statements are prevented or would be detected  within a timely period by Company  personnel in the normal course of  performing  their  assigned  functions.  The  concept  of  reasonable assurance  is based on the  recognition  that the cost of  controls  should  not exceed the expected benefits.  Please see Item 8A - "Controls and Procedures" of this Form 10-KSB for a detailed discussion of accounting control issues.

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

The Audit Committee of the Board of Directors met five times with management and
Grant Thornton LLP to discuss auditing and financial  matters and to assure that each is carrying out its responsibilities.  Grant Thornton LLP has full and free access to the Audit  Committee  and met with it by  telephone,  with and without management  being  present,  to discuss  the  results  of their  audit and their opinions on the quality of financial reporting.

By: /s/ Warren G. Lichtenstein
    ---------------------------
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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of WebFinancial Corporation

We have audited the accompanying  consolidated statements of financial condition of  WebFinancial  Corporation and  subsidiaries  (a Delaware  corporation) as of
December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders'  equity,  and cash  flows for each of the two years in the  period ended December 31, 2004. These financial  statements are the  responsibility  of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are free of material  misstatement.  The Company is not  required to have,  nor were we  engaged to perform  an audit of its  internal  control  over financial reporting.  Our audit included  consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the  purpose of  expressing  an opinion on the  effectiveness  of the Company's  internal control over financial reporting.  Accordingly,  we express  no such  opinion.  An audit also  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in
the  financial   statements,   assessing  the  accounting  principles  used  and
significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly,  in all  material  respects,  the  financial  position  of  WebFinancial
Corporation  and  subsidiaries as of December 31, 2004 and 2003, and the results of their  operations  and their  cash flows for the each of the two years in the period  ended  December 31,  2004,  in  conformity  with  accounting  principles generally accepted in the United States of America.

As shown in Note 2 to the financial statements,  Web Bank is subject to a formal regulatory  order,  jointly  issued by the FDIC and the  Department of Financial
Institutions  for the  State  of  Utah,  affecting  the  Bank's  operations  and requiring  certain  actions.  The  Bank  currently  does  not  meet  all  of the requirements  of the  regulatory  order,  which  subjects  the  Bank to  certain mandatory  and  discretionary  actions  by the  regulators.  These  actions  and management's  plans in regard to these matters are also described in Note 2. The consolidated  financial  statements  do not include any  adjustments  that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Salt Lake City, Utah
March 9, 2005

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in thousands except share data)

                                                  DECEMBER 31, DECEMBER 31,
ASSETS                                              2004          2003
                                                    ----          ----

Cash and due from banks                           $      4      $     15
Interest bearing deposits in other banks            22,177         6,265
Federal funds sold                                      --           965
                                                  ----------------------
   Total cash and cash equivalents                  22,181         7,245

Investment securities (note 2)
   Held-to-maturity (estimated fair value of
   $46 and $49 at December 31, 2004 and 2003)           46            48
   Available-for-sale                                2,666           324
                                                  ----------------------
      Total investment securities                    2,712           372

Loans, net (note 3)                                  5,950         8,819
Purchased receivables (note 3)
   Accounts receivable factoring                        --         7,352
   Other                                                --           268
Allowance for credit losses (note 4)                  (321)       (1,302)
                                                  ----------------------
   Total loans, net                                  5,629        15,137

Foreclosed assets                                      100           200
Premises and equipment, net (note 8)                    21            15
Accrued interest receivable                             40           244
Goodwill                                                --         1,380
Deferred tax asset (note 12)                           303           757
Other asset (note 16)                                2,024         1,098
                                                  ----------------------

                                                  $ 33,010      $ 26,448
                                                  ======================

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
                    (Amounts in thousands except share data)

                                                                        YEAR ENDED       YEAR ENDED
                                                                        DECEMBER 31,     DECEMBER 31,
                                                                           2004             2003
                                                                           ----             ----

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non interest-bearing demand                                          $    --          $    206
   NOW/MMA accounts                                                          --               347
   Certifications of deposit (note 6)                                     8,772            11,364
                                                                        -------------------------
Total deposits                                                            8,772            11,917

Other liabilities                                                           480               337
                                                                        --------------------------
Total liabilities before minority interest                                9,202            12,294

Minority interest                                                           399               463
Commitments and contingencies (notes 7, 11, and 14)                          --                --

Stockholders' Equity (notes 2, 10, and 15)
   Preferred stock, 10,000,000 shares authorized, none issued                --                --
   Common Stock, 50,000,000 shares  authorized
      $.001 par value, 8,733,732 shares issued and outstanding at
      December 31, 2004 and 4,366,866 issued and outstanding at
      December 31, 2003                                                       9                 4
   Paid-in capital                                                       47,641            36,606
   Accumulated deficit                                                  (25,369)          (22,974)
   Accumulated other comprehensive income (loss)                          1,128                55
                                                                       ---------------------------

Total stockholders' equity                                               23,409            12,691
                                                                       ---------------------------

                                                                       $ 33,010          $ 26,448
                                                                       ===========================

THE  ACCOMPANYING  NOTES  ARE AN  INTEGRAL  PART OF THE  CONSOLIDATED  FINANCIAL
STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (Amounts in thousands except share data)

                                                                            YEAR ENDED    YEAR ENDED
                                                                            DECEMBER 31,  DECEMBER 31,
                                                                               2004          2003
                                                                               ----          ----

Interest income
   Loans, including fees                                                     $   874      $   858
   Purchased receivables
      Accounts receivable factoring                                            2,470        3,200
      Other                                                                       12           32
   Interest bearing deposits in other banks                                       59           17
   Federal funds sold                                                             20           42
   Investment securities                                                          81           84
                                                                             --------------------
         Total interest income                                                 3,516        4,233

Interest expense
   Deposits                                                                      244          336
                                                                             --------------------
         Total interest expense                                                  244          336

         Net interest income before provision (credit) for credit losses       3,272        3,897

Provision for credit losses (note 4)                                              62          394
                                                                             --------------------
         Net interest income after provision for credit losses                 3,210        3,503

Noninterest income
   Gain on sale of assets                                                         15          811
   Fee income                                                                    388          494
   Miscellaneous income (note 17)                                                902          275
                                                                             --------------------
         Total Noninterest income                                              1,305        1,580

Noninterest expenses (note 5)
   Salaries, wages, and benefits                                                 797          996
   Professional and legal fees                                                   594          441
   Accounts receivable factoring management and broker fees                    1,150          867
   Other management fees - related party                                         310          310
   Loss on impairment of securities available for sale                            --          334
   Loss on impairment of goodwill (note 21)                                    1,380           --
   Other general and administrative                                              789          675
                                                                             --------------------
         Total noninterest expenses                                            5,018        3,623
                                                                             --------------------

            Operating income (loss)                                             (503)       1,460

Income tax expense (benefit) (note 12)                                           491         (756)
                                                                             --------------------

Income (loss) before minority interest                                          (994)       2,216

(Income) loss attributable to minority interests                                  64         (107)
                                                                             --------------------

         Net income                                                          $  (930)     $ 2,109
                                                                             ====================

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS (continued)
                    (Amounts in thousands except share data)

                                                               YEAR ENDED        YEAR ENDED
                                                              DECEMBER 31,      DECEMBER 31,
                                                                 2004              2003
                                                                 ----              ----

             Income per common share:
                Basic                                      $        (.62)       $      1.93
                Diluted                                    $        (.62)       $      1.93

             Weighted average number of common shares:
                Basic                                          1,495,502          1,091,717
                Diluted                                        1,495,502          1,092,041

THE  ACCOMPANYING  NOTES  ARE AN  INTEGRAL  PART OF THE  CONSOLIDATED  FINANCIAL
STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003
                    (Amounts in thousands except share data)

                                                                                                         ACCUMULATED
                                                    COMMON STOCK                                            OTHER          TOTAL
                                                    ------------            PAID-IN      ACCUMULATED    COMPREHENSIVE  STOCKHOLDERS'
                                                SHARES        AMOUNT        CAPITAL        DEFICIT      INCOME (LOSS)     EQUITY
                                                ------        ------        -------        -------      -------------     ------

Balance at January 1, 2003                     4,366,866     $       4     $  36,606     $ (25,083)     $    (257)     $  11,270

Comprehensive income :
   Net income                                         --            --            --         2,109             --          2,109

   Unrealized holding loss arising                    --            --            --            --            312            312
   during period, net of tax
                                               -----------------------------------------------------------------------------------
Total comprehensive income                            --            --            --         2,109            312          2,421
                                               -----------------------------------------------------------------------------------
Balance at December 31, 2003                   4,366,866             4        36,606       (22,974)            55         13,691

Common stock subscription rights offering:
   Proceeds, net                               4,366,866             5         9,570            --             --          9,575

   Rights dividend declared                           --            --         1,465        (1,465)            --

Comprehensive income:
   Net loss                                           --            --            --          (930)            --           (930)
   Unrealized holding gain arising
   during period, net of tax                          --            --            --            --          1,073          1,073
                                               -----------------------------------------------------------------------------------
Total comprehensive income                            --            --            --          (930)         1,073            143
                                               -----------------------------------------------------------------------------------
Balance at December 31, 2004                   8,733,732     $       9     $  47,641     $ (25,369)     $   1,128      $  23,409
                                               ===================================================================================

THE  ACCOMPANYING  NOTES  ARE AN  INTEGRAL  PART OF THE  CONSOLIDATED  FINANCIAL
STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                        YEAR ENDED     YEAR ENDED
                                                                        DECEMBER 31,  DECEMBER 31,
                                                                           2004          2003
                                                                           ----          ----
Cash flows from operating activities:
Net income (loss from operations                                          $  (930)     $ 2,109
Adjustments to reconcile net income (loss) loss to net cash
  provided by operating activities:
         Minority interest                                                    (64)         107
         Provision for credit losses                                           62          394
         Depreciation                                                          17           21
         Abandonment of premises and equipment                                 --            5
         Gain on sale of securities available for sale                         (1)        (891)
         Loss on impairment of securities available for sale                   --          334
         Gain on sale of loans                                                 --          (24)
         (Gain) loss on sale of foreclosed assets                              --          104
         Write down of foreclosed assets                                      100           20
         Accretion of deferred loan fees, net                                 (88)        (123)
         Amortization of other assets                                           3            7
         Amortization of servicing assets                                      18           45
         Write off of goodwill                                              1,380           --
Change in operating assets and liabilities
         Accrued interest receivable                                          204           15
         Deferred tax asset                                                   454         (757)
         Other assets                                                        (947)        (389)
         Other  liabilities                                                   103         (542)
                                                                          --------------------

               Net cash provided by operating activities                      311          435
                                                                          --------------------

Cash flows from investing activities:
         Purchase of securities held to maturity                               --          (40)
         Principal payments received on securities held to maturity             2           11
         Purchase of securities available for sale                         (1,293)      (2,675)
         Principal payments received on securities available for sale          23        2,302
         Sale of securities available for sale                                  2        2,641
         Loans originated and principal collection, net                     2,492        2,357
         Sale of SBA loans                                                     --          558
         Purchased accounts receivable factoring originated and
           principal collections, net                                       2,482       (3,330)
         Purchased accounts receivable factoring recoveries                    65           --
         Sale of purchased accounts receivable factoring portfolio          4,227           --
         Purchased other receivables originated and principal
           collections, net                                                   268          211
         Purchase of premises and equipment                                   (23)          --
         Proceeds (settlement adjustments) from sale of foreclosed
           assets                                                              --          (68)
                                                                          --------------------

               Net cash provided by (used in) investing activities          8,245        1,967
                                                                          --------------------

                                (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Amounts in thousands)

                                                        YEAR ENDED     YEAR ENDED
                                                       DECEMBER 31,    DECEMBER 31,
                                                         2004             2003
                                                         ----             ----
Cash flows from financing activities:
         Net proceeds from stock rights offerings          9,575            --
         Net decrease in demand deposits                    (206)         (462)
         Net decrease in NOW/MMA accounts                   (347)         (333)
         Net decrease in certificates of deposit          (2,642)         (908)
                                                        ----------------------

Net cash provided by (used in) financing activities        6,380        (1,703)
                                                        ----------------------

Net increase in cash and cash equivalents                 14,936           699

Cash and cash equivalents at beginning of year             7,245         6,546
                                                        ----------------------

Cash and cash equivalents at end of year                $ 22,181      $  7,245
                                                        ======================

Supplemental disclosure of cash flow information:
            Cash paid for interest                      $   258       $   402
            Cash paid for (refunded from) income taxes       37             2

Supplemental disclosure of additional non-cash activities:

At December  31,  2004,  the Company  had a balance of net  unrealized  gains on securities of $1,128,  which is shown in accumulated other comprehensive  income
(loss) on the balance sheet. As a result, accumulated other comprehensive income
(loss) was increased by $1,073.  At December 31, 2003, the Company had a balance of net  unrealized  gains on  securities of $55,  which is shown in  accumulated other comprehensive income (loss) on the balance sheet. As a result, accumulated other comprehensive income (loss) was increased by $312.

During 2003, the Company wrote off premises and equipment with a cost of $18 and accumulated depreciation of $13.

During  2003,  the Company  acquired  foreclosed  assets of $220 in lieu of loan payments.  During 2003,  these assets were written down to $200 and in 2004 they were written down to $100.

THE  ACCOMPANYING  NOTES  ARE AN  INTEGRAL  PART OF THE  CONSOLIDATED  FINANCIAL
STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003
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
At December 31, 2004 and 2003, $500 of interest-bearing deposits at WebBank were pledged to a  correspondent  bank to cover ACH risk.  The Company  considers all highly  liquid debt  instruments  with  maturities  of three months or less when purchased to be cash  equivalents.  Cash  equivalents are stated at cost,  which approximates market.

            INCOME PER  SHARE--Basic  income per common share is  calculated  by dividing net income by the weighted-average  number of common shares outstanding for the period.  Diluted income per common share  reflects the maximum  dilutive effect of  common  stock  issuable  upon  exercise  of stock  options  and stock warrants. A loss per share is considered  antidilutive for purposes of computing diluted  income per common  share.  If the number of common  shares  outstanding increases  as a result of a stock  dividend  or stock  split or  decreases  as a result of a reverse stock split,  the  computations  of basic and diluted income per common share are adjusted retroactively for all periods presented to reflect that change in capital structure (see Note 10).

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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            On December 30, 2004, WebBank sold its entire portfolio of purchased
receivables,   and  various  agreements  regarding  purchased  receivables  were terminated.  Prior to that date,  WebBank  purchased  receivable  balances  from customers at a discounted  rate. The  receivables to be purchased from any given customer were determined  using WebBank's credit granting  policies.  Receivable purchases had full recourse to the customer and were accounted for as a purchase under the guidelines of SFAS 140. Purchased  receivables that management had the intent  and  ability to hold for the  foreseeable  future or until  maturity  or payoff were reported at their outstanding  unpaid principal  balances reduced by any  charge-off or specific  valuation  accounts and net of any deferred fees or costs on originated  loans,  or  unamortized  premiums or discounts on purchased loans.

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

            The Company is required to retain a minimum of five  percent of each
USDA loan sold and to service the loan for the  investor.  Based on the specific loan  sale  agreement  that the  Company  enters  into  with the  investor,  the difference  between the yield on the loan and the yield paid to the buyer is the servicing  fee. Loans  serviced for others  approximated  $14,849 and $28,194 at
December  31, 2004 and 2003,  respectively.  These loans are not included in the accompanying statements of financial condition.  Fees earned for servicing loans for others are reported as income when the related loan payments are  collected, less  amortization of the servicing  asset.  Loan servicing costs are charged to expense as incurred.

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

            GOODWILL--The  Company  evaluates  their  goodwill for impairment at least  annually at a  reporting  unit level.  The Company  completed  its annual evaluation of impairment of goodwill and determined  that no impairment  existed at December 31, 2003 . However,  the  determination  was made that  goodwill was impaired at December 31, 2004 (see Note 21).

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

                                                               Year ended December 31,
                                                               -----------------------
                                                                 2004          2003
                                                                 ----          ----

           Unrealized holding gains (losses) on
              available-for-sale securities                    $ 1,074      $   869
           Gain on sale of securities in net income                 (1)        (891)
           Reclassification adjustment-loss include in net
              income                                                --          334
                                                               --------------------
           Net unrealized holding gains (losses)                 1,073          312
           Tax effect                                               --           --
                                                               --------------------
           Net-of-tax amount                                   $ 1,073      $   312
                                                               ====================

            STOCK-BASED  COMPENSATION--The  Company has  applied the  disclosure provisions of SFAS 148,  "Accounting for  Stock-Based  Compensation - Transition
and  Disclosure - An Amendment  of FASB  Statement  No. 123" for the years ended
2004 and 2003.  Issued in December 2002, SFAS 148 amended SFAS 123,  "Accounting for Stock Based Compensation" to provide alternative methods of transition for a voluntary  change to the fair value based method of  accounting  for stock based compensation.  As  permitted  by SFAS 148, the Company is allowed to continue to measure compensation cost for those plans using the intrinsic value based method of  accounting  prescribed  by  Accounting  Principles  Board  Opinion  No.  25,
Accounting  for Stock  Issued to  Employees,  whereby  compensation  cost is the excess,  if any, of the quoted  market  price of the stock at the grant date (or other  measurement  date) over the amount an  employee  must pay to acquire  the stock.  Stock  options  issued  under the  Company's  stock  option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized  for them. The Company has elected to continue with the accounting methodology  in  Opinion  No.  25 and,  as a  result,  has  provided  pro  forma disclosures  of net income and earnings per share and other  disclosures,  as if the fair  value  based  method of  accounting  had been  applied.  The pro forma disclosures  include  the effects of all awards  granted on or after  January 1,
1995. (See Note 10.)

            The  following  table  illustrates  the effect on net  earnings  and earnings  per  share if the  Company  had  applied  the fair  value  recognition provisions  of  SFAS  No.  123,as  amended  by  SFAS  No.  148  to  stock  based compensation (amounts in thousands except per share amounts):

                                                                               Year ended      Year ended
                                                                              December 31,     December 31,
                                                                                 2004             2003
                                                                                 ----             ----
      Net income (loss)                                   As reported         $  (930)         $ 2,109
      Total stock-based employee compensation expense
      determined under fair value based method for all
      awards net of related tax effects                                            --               --
                                                                                --------------------------
                                                          Pro forma           $  (930)         $ 2,109
                                                                                ==========================
      Basic and diluted net income (loss) per share       As reported         $  (.62)         $  1.93
                                                          Pro forma           $  (.62)         $  1.93

            No options were granted in 2004 or 2003. If options had been granted in either year,  in  determining  the pro forma  amounts  shown in the preceding table the fair value of each option grant would have been  estimated on the date of the grant using the Black-Scholes  option pricing model with weighted average assumptions for the year ended December 31 which would have included a risk-free interest rate, expected dividend yield, expected lives, and expected volatility.
No options were  granted to  non-employees  for services  during the years ended
December 31, 2004 or 2003.

            RECLASSIFICATION--Certain  immaterial amounts as of and for the year ended  December  31,  2003  have  been  reclassified  to  conform  with the 2004 presentation.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            NEW ACCOUNTING  PRONOUNCEMENTS  - The Bank adopted  Emerging  Issues
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

2.          REGULATORY MATTERS

            On January 31,  2005,  the  Federal  Deposit  Insurance  Corporation
("FDIC")  and the  Department  of Financial  Institutions  for the State of Utah
issued to WebBank an Order to Cease and Desist (the "Order") in connection  with alleged  violations of certain  banking  regulations.  WebBank  consented to the issuance of the Order  without  admitting or denying the alleged  violations  of those banking regulations.

            The Order requires  WebBank to comply with a number of  requirements which  include,  but are not limited  to,  increasing  the number of  directors,
increasing  board  involvement,   hiring  new  executive  officers,  creating  a
three-year  strategic plan, charging off or collecting certain classified loans, revising and adopting  various  policies,  developing and adopting a budget plan and a capital  plan that is designed  to  maintain an adequate  level of capital protection  for  the  kind of and  quality  of  assets  held  by the  bank,  and establishing and implementing procedures for affiliate  transactions.  The Order also immediately  prohibits certain actions such as purchasing factored accounts receivable  until  proper  procedures  and  policies  are  in  place,  extending additional credit to substandard borrowers, and paying cash dividends. The Order further  prohibits  WebBank from issuing brokered  certificates of deposit in an aggregate  amount  greater than the amount  outstanding on the effective date of the Order, which is $7,465,000.  The effective date of the Order is February 10,
2005, and the due dates for the requirements range from 10 days to 360 days from the  effective  date with the  majority  to be  achieved  within 120 days of the
Order.  However,  as a result of the examination and the Order,  WebBank charged off 50% of all loans classified as Doubtful.  The chargeoff of $454 is reflected as of December 31, 2004 in the accompanying financial statements.

            It is possible that unforeseen  circumstances could delay compliance with certain  requirements  or submissions to the FDIC beyond due dates or cause
WebBank's  submissions to be unacceptable  to the regulators.  The provisions of the Order will be in effect and  enforceable  until  such  provisions  have been modified, terminated,  suspended, or set aside by the FDIC and the Department of
Financial  Institutions  for the State of Utah.  If WebBank does not comply with the terms of the Order,  WebBank and/or its Board of Directors  could be subject to regulatory fines, additional regulatory restrictions and the Company could be forced to sell or close WebBank.  Except as discussed  above,  the  consolidated financial  statements do not include any adjustments  that might result from the outcome of this uncertainty.

3.          INVESTMENT SECURITIES

            The  amortized  cost  and  fair  value  of  securities,  with  gross unrealized gains and losses are summarized as follows:

                                                                         December 31, 2004
                                                        -----------------------------------------------------------
                                                                           Held to Maturity
                                                                         Gross          Gross
                                                        Amortized     unrealized     unrealized          Estimated
                                                          cost           gains         losses           fair value
Collateralized mortgage backed securities                $    6          $   --        $    --            $     6
State and municipal securities                               40              --             --                 40
                                                       ------------------------------------------------------------
                                                         $   46          $   --        $    --            $    46
                                                       ============================================================

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Available for sale
Collateralized mortgage backed securities                $   44          $   --             --           $     44
Equity securities                                         1,494           1,128             --              2,622
                                                       ------------------------------------------------------------
                                                         $1,538          $1,128             --           $  2,666
                                                       ============================================================

                                                                          December 31, 2003
                                                       -----------------------------------------------------------
                                                                          Held to Maturity
                                                                         Gross          Gross
                                                        Amortized     unrealized     unrealized          Estimated
                                                          cost           gains         losses           fair value

Collateralized mortgage backed securities                $    8          $    1       $      --             $   9
State and municipal securities                               40              --              --                40
                                                        ----------------------------------------------------------
                                                         $   48          $    1       $      --             $  49
                                                        ==========================================================

                                                                             Available for sale
Collateralized mortgage backed securities                $   66          $   --       $      --            $   66
Equity securities                                           203              55              --               258
                                                        -----------------------------------------------------------
                                                         $  269          $   55       $      --            $  324
                                                        ===========================================================

            The  amortized  cost  and  estimated   market  value  of  investment
securities at December 31, 2004, by contractual  maturity,  are shown below. The contractual maturity of collateralized mortgage backed securities and equity are
indeterminable   or  not  applicable.   Expected   maturities  may  differ  from
contractual  maturities  because borrowers have the right to prepay  obligations with or without penalties.

                                                             Held to maturity             Available for sale
                                                             ----------------             ------------------
                                                          Amortized    Estimated       Amortized     Estimated
                                                            cost       fair value        cost        fair value
                                                            ----       ----------        ----        ----------
          Due after one year through five years          $    40     $    40               --            --
          Mortgage backed securities not due at a
           single maturity date, maturing through
           2024                                                6           6               44            44
                                                         ------------------------------------------------------
                                                         $    46     $    46            $  44        $   44
                                                         ======================================================

            No  individual  securities  were in an  unrealized  loss position at
December 31, 2004.

            Proceeds  from  maturities,   calls,   and  principal   payments  of
securities classified as available-for-sale were $23 in 2004 and $2,302 in 2003.
Proceeds from sale of securities  available-for-sale  were $2 in 2004 and $2,641 in 2003.  Gross  realized  gains on the sales  were $1 in 2004 and $891 in 2003.
Gross  realized  losses on the sales were $0 in 2004 and $0 in 2003 based on the
"specific identification method."

            Two   investments   that   would   normally   be  shown  as   either
held-to-maturity or available-for-sale securities are classified as other assets
(see Note 16).

4.          LOANS

            Loans and  purchased  receivables  at December 31, 2004 and 2003 are summarized as follows:

                                                           2004              2003
                                                           ----              ----

               Commercial loans                         $ 5,911           $ 8,823
               Installment loans                             44                89
               Deferred income                               (5)              (93)
               Purchased receivables
                   Accounts receivable factoring             --             7,352
                   Other                                     --               268
                                                        --------------------------
                                                        $ 5,950           $ 16,439
                                                        ==========================

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Loans to twelve customers comprise approximately 99 percent of total loans at December  31, 2004.  At December  31, 2004,  $1,500 of the loans in the portfolio  had a fixed  interest rate ($268 at December 31, 2003) and $44 of the
Company's  loans were unsecured  ($89 at December 31, 2003).  The ability of the borrowers to repay their  obligations  is  dependent  upon  economic  conditions within  their  respective  regions  as well as the  financial  condition  of the borrowers.

            The  Company  had $600 and  $1,251 of loans on which the  accrual of interest  has been  discontinued  or  reduced  at  December  31,  2004 and 2003, respectively.  If income on those loans had been accrued, such income would have approximated $107 and $111 for 2004 and 2003, respectively.

            The  following is a summary of  information  pertaining  to impaired loans:

                                                               2004          2003
                                                               ----          ----
        Impaired loans without a valuation allowance        $     --        $   --
        Impaired loans with a valuation allowance                600         1,251
                                                            ----------------------
        Total impaired loans                                $    600        $1,251
                                                            ======================
        Valuation allowance related to impaired loans            119           622

            The  valuation  allowance  for  impaired  loans is  included  in the allowance for credit losses in Note 4.

                                                           2004            2003
                                                           -----           ----
        Average investment in impaired loans             $ 1,127        $ 1,119
        Interest income accrued on impaired loans             --             --
        Interest income recognized on a cash basis
          on impaired loans                                   --        $    17

5.          ALLOWANCE FOR CREDIT LOSSES

            The allowance for credit losses is summarized as follows:

                                                           2004            2003
                                                           ----            ----
                     Beginning balance                   $ 1,302         $ 1,526
                     Additions:
                         Provision for credit losses          62             394
                         Recoveries                           65              --
                     Deduction-loan charge-offs           (1,108)           (618)
                                                         -----------------------
                     Ending balance                      $   321         $ 1,302
                                                         =======================

            The Company  considers the  allowance for credit losses  adequate to cover  losses  inherent  in loans and loan  commitments  at December  31,  2004.
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

6.          RELATED PARTY TRANSACTIONS

            Pursuant to a management  agreement  (the  "Management  Agreement"), approved by a majority of the  Company's  disinterested  directors,  between the
Company and Steel Partners Services, Ltd., ("SPS") (and subsequently assigned to
Steel Partners,  Ltd., ("SPL")),  SPL provides the Company with office space and certain management,  consulting and advisory services.  The Management Agreement is automatically renewable on an annual basis unless terminated by either party, for any reason,  upon at least 60 days written notice. The Management  Agreement also provides that the Company shall indemnify,  save and hold SPL harmless from and against  any  obligation,  liability,  cost or damage  resulting  from SPL's actions  under  the terms of the  Management  Agreement,  except  to the  extent occasioned  by  gross  negligence  or  willful  misconduct  of  SPL's  officers, directors or employees.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Pursuant to an Employee Allocation Agreement between WebBank and SPS
(and  subsequently  assigned to SPL) dated March 15, 2001 (the "First Allocation
Agreement"), James Henderson, an employee of SPL and an executive officer of the
Company, performed services in the area of management,  accounting and finances, and  identified  business  opportunities,  and such  other  services  reasonably requested by WebBank.  Effective October 1, 2004, WebBank and SPL entered into a new Employee Allocation  Agreement (the "Second Allocation  Agreement") pursuant to which Mr.  Henderson  continues to perform the same services for WebBank.  In consideration  of the  services  performed  by Mr.  Henderson  under the  Second
Allocation  Agreement,  Mr.  Henderson's  salary and the cost of  certain  other benefits are allocated  between  WebBank and SPL based on the percentage of time devoted by Mr. Henderson to WebBank matters. Unless agreed to by both parties in writing, the amount paid by WebBank to SPL under the Second Allocation Agreement in any calendar year may not exceed $100 The Second  Allocation  Agreement  will continue in force until terminated by either of the parties upon 30 days written notice.

            Prior to March  26,  2002,  the  original  counterparty  to both the
Management Agreement and the First Allocation Agreement was SPS. As of March 26,
2002,  the Management  Agreement and the First  Allocation  Agreement  described above were assigned by SPS to SPL and the  employees of SPS became  employees of
SPL. Warren Lichtenstein, the Company's Chairman and Chief Executive Officer, is
an affiliate of SPL based on his ownership of SPL,  directly and through  Steel, and by  virtue of his  positions  as  Chairman,  President  and Chief  Executive
Officer of SPL.  Mr.  Lichtenstein  is the sole  managing  member of the general partner of Steel. Mr. Lichtenstein  disclaims beneficial ownership of the shares of common  stock of SPL owned by Steel  (except to the  extent of his  pecuniary interest in such shares of common stock).

            In  consideration  of the  services  rendered  under the  Management
Agreement,  SPL charges the Company a fixed monthly fee totaling $310 per annum, adjustable  annually upon agreement of the Company and SPL. In  consideration of the services  provided  under the First and Second  Allocation  Agreements,  SPL charged  WebBank $100 per annum during the previous two fiscal  years.  The fees payable by WebBank  are  included in the fees  payable by the Company  under the
Management  Agreement.  The Company believes that the cost of obtaining the type and quality of services  rendered by SPL under the Management  Agreement and the
First and Second  Allocation  Agreements is no less  favorable  than the cost at which the Company and  WebBank,  respectively,  could  obtain from  unaffiliated entities.

            During  the fiscal  year ended  December  31,  2004,  SPL billed the
Company fees with respect to fiscal 2004 of $310 for services rendered under the
Management  Agreement.  Included  in these  fees was $100  paid by  WebBank  for services rendered under the First and Second Allocation  Agreements.  During the
fiscal year ended December 31, 2003, SPL billed the Company fees with respect to fiscal  2003 of $310 for  services  rendered  under  the  Management  Agreement.
Included in these fees was $100 paid by WebBank for services  rendered under the
First Allocation Agreement. The fees payable by WebBank are included in the fees payable by the Company under the Management Agreement.

            Pursuant  to a  sourcing  and  servicing  agreement  (the  "Rockland
Agreement")  between  WebBank and  Rockland  Credit  Finance  LLC  ("Rockland"),
Rockland  performed  both sourcing and servicing  functions on behalf of WebBank related to WebBank's accounts receivable factoring program.  John Fox, the owner of Rockland, is a former employee of WebBank.  Rockland earned $1,188 and $1,019 in total  management fees under the terms of the Rockland  Agreement during 2004 and 2003,  respectively,  under the terms of the Rockland Agreement.  Management fees were paid quarterly and accrued monthly by WebBank.  Notices of termination were issued with respect to the Rockland Agreement and other accounts receivable factoring and service arrangements. On December 30, 2004, Rockland exercised its option to  purchase  from  WebBank  a  portfolio  of  accounts  receivable  (the
"Receivables")  from WebBank in connection  with the termination of the Rockland
Agreement  between WebBank and Rockland.  The Receivables were purchased at book value from WebBank  pursuant to that certain Asset  Purchase and  Assignment and
Assumption  Agreement  for an  aggregate  purchase  price of $5,791,  subject to
certain  specified  adjustments.   Specifically,  Rockland  purchased  specified
factoring  accounts held by WebBank,  all of WebBank's right, title and interest under  specified  factoring  agreements and  participation  agreements and other agreements,  arrangements,  commitments and understandings related thereto or to the Receivables,  all of which were acquired by WebBank pursuant to the Rockland
Agreement (the "Contracts"). Rockland also assumed and agreed to pay and perform all  obligations  of WebBank under the Contracts and otherwise in respect of the purchased assets arising on and after the closing date.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.          CERTIFICATES OF DEPOSIT

            Certificates of deposit at December 31, 2004 and 2003 are summarized as follows:

                                                                 Weighted                        Weighted
                                                                  average                         average
                                                                   rate           2004             rate             2003
                                                                   ----           ----             ----             ----

               Certificates of deposit greater than $100          1.96%         $8,722             1.96%          $11,364
               Other certificates of deposit                        --              --               --                --

                                                                  1.96%         $8,722             1.96%          $11,364
                                                                                 =====                            =======

            Maturities of certificates of deposit as of December 31, 2004 are as follows:

        Year ending December 31,
                  2005                     $      8,722

8.          SHORT-TERM BORROWINGS

            In April  2002,  WebBank  obtained a secured  federal  funds line of credit (the "line of credit") for $500 with a commercial bank. The interest rate approximated  the federal  funds  rate.  The  security  consisted  of  WebBank's investment  portfolio of mortgage backed securities.  In March 2003, the secured line of credit was replaced by an  unsecured  line of credit for the same amount with the same bank. In May 2004,  the unsecured  line of credit was increased to
$1,000.  The line of credit was  utilized a total of 12 days  during  2004.  The maximum  utilization  on any day was $310, and the maximum number of consecutive days  the line of  credit  was  utilized  was 4 days.  Neither  the  secured  or unsecured lines of credit were used in 2003.

9.          PREMISES AND EQUIPMENT

            Premises  and  equipment  balances at December 31, 2004 and 2003 are summarized as follows:

                                                                     2004            2003
                                                                     ----            ----
                 Leasehold improvements                             $  39            $  39
                 Furniture and equipment                               92               69
                                                                    ----------------------
                                                                      131              108
                 Less accumulated depreciation and amortization      (110)             (93)
                                                                    -----------------------

                                                                    $  21            $  15
                                                                    =======================

10.         INCOME PER SHARE

            The  following  data was used in computing  income  (loss) per share shown in the Consolidated  Statements of Earnings.  The number of shares used in the  computation  of basic and  diluted  income  (loss)  per share  reflect  the retroactive  effect of the  reverse  stock  split  described  in Note 21 for the entirety of both years presented (amounts in thousands except share data):

                                                                       Year ended
                                                                       ----------
                                                                    2004             2003
                                                                    ----             ----
             Income (loss) available to common shareholders    $     (930)       $   2,109
                                                               =============================
                                 Basic
                                 -----
             Shares
                 Common shares outstanding entire period        1,091,717        1,091,717
                 Weighted average common shares:
                 Issued during period                             403,785               --
                 Canceled during period                                --               --
                                                                ---------------------------
                 Weighted average common shares outstanding
                      during period - basic                     1,495,502        1,091,717
                                                                ===========================
                 Income (loss) per share - basic               $     (.62)      $     1.93
                                                                ===========================

                                 Diluted
                                 -------
             Shares
                 Weighted average common shares outstanding
                      during period - basic                      1,495,502        1,091,717
                 Dilutive effect on in the money stock options          --              324
                                                                ---------------------------
                 Weighted average common share outstanding
                      during period - diluted                    1,495,502        1,092,041
                                                                ===========================
                 Income (loss) per common share - diluted      $      (.62)     $      1.93
                                                                ===========================

            The following table shows the computation of income (loss) per share without the  retroactive  effect of the reverse stock split described in Note 21
(amounts in thousands except share data):

                                                                       Year ended
                                                                       ----------
                                                                    2004             2003
                                                                    ----             ----
             Income (loss) available to common shareholders     $     (930)      $     2,109
                                                                ============================
                                 Basic
                                 -----
             Shares
                 Common shares outstanding entire period         4,366,866        4,366,866
                 Weighted average common shares:
                    Issued during period                         1,615,142               --
                    Canceled during period                              --               --
                                                                ---------------------------
             Weighted average common shares outstanding
                   during period - basic                         5,982,008        4,366,866
                                                                ===========================
             Income (loss) per share - basic                    $     (.16)      $      .48
                                                                ===========================

                                 Diluted
                                 -------
             Shares
             Weighted average common shares outstanding
                  during period - basic                          5,982,008        4,366,866
             Dilutive effect on in the money stock options              --            1,299
                                                               ----------------------------

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Weighted average common share outstanding
                  during period - diluted                        5,982,008        4,368,165
                                                               ============================
             Income (loss) per common share - diluted          $      (.16)      $      .48
                                                               ============================

11.         STOCK OPTIONS AND WARRANTS

            The Board of Directors  of the Company,  at its meeting on September
2, 1998,  approved the merger of all previous stock incentive plans into the new stock option plan (the Merged  Plan).  At the annual  meeting  held  November 4,
1998, the shareholders  approved the merger and certain amendments to the Merged
Plan.  Approved  were the grants of  certain  stock-based  incentives  and other equity  interests  to  employees,  directors,  and  consultants.  A  maximum  of
1,000,000  shares may be issued  under the Merged  Plan.  The options are vested according to varied  schedules,  exercisable when vested,  and expire five years from the date of  issuance.  At December 31,  2004,  there were 902,774  options remaining in the Merged Plan available for granting.

The following table summarizes stock option activity:

                                                         Year ended December 31,                 Year ended December 31,
                                                         -----------------------                 -----------------------
                                                                  2004                                    2003
                                                                 -----                                    ----
                                                        Number of          Weighted           Number of             Weighted
                                                         shares            average             shares                average
                                                       (1,000's)        exercise price        (1,000's)           exercise price
                                                       ---------        --------------        ---------           --------------

          Options outstanding at
            beginning of year                             93                  $ 4.48            468                  $ 3.98

          Options granted                                 --                      --             --                      --

          Options cancelled                              (45)                 $ 6.17           (375)                 $ 3.86

          Options exercised                               --                      --             --                      --

          Options outstanding at
            year end of year                              48                  $ 2.90             93                  $ 4.48

          Options exercisable at end
            of year                                       48                  $ 2.90             93                  $ 4.48

          Weighted average fair
            value of options
            granted during the year
            (all at market)                                                   $   --                                 $   --

The following table summarizes  information about stock options with fixed terms outstanding at December 31, 2004:

                                   Options outstanding                                  Options exercisable
                                   -------------------                                  -------------------
                                Number of           Weighted                      Number of
                               outstanding           average         Weighted    exercisable       Weighted
                                (000's) at          remaining         average     (000's) at        average
           Range of Exercise    December 31,       contractual        exercise    December 31,      exercise
                Prices              2004          life in years       price ($)      2004           price ($)
                ------             -----          -------------       --------       ----          ----------
          $1.500 to 2.549             13               2.6              1.97            13             1.97
           2.550 to 3.440             35                .8              3.28            35             3.25
                                 -------                                          --------
                                      48                                                48
                                 =======                                          ========

12.         EMPLOYEE BENEFIT PLAN AND INCENTIVE PROGRAM

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            WebBank has a 401(k)  profit  sharing plan,  covering  employees who meet age and service requirements.  Plan participants vest ratably and are fully vested after five years of service. WebBank matches employee contributions up to five percent of covered  compensation  at two hundred  percent of the employee's contribution.  Contributions to the plan amounted to  approximately  $47 and $22 for the years ended December 31, 2004 and 2003, respectively.

13.         INCOME TAXES

            Income taxes (benefit) expense consisted of the following:

                                          2004             2003
                                          ----             ----
                         Current         $   37           $   1
                         Deferred           454            (757)
                                         -----------------------
                                         $  491           $(756)
                                         =======================

            A reconciliation  of income taxes (benefit)  expense computed at the federal statutory rate of 34% is as follows:

                                                            2004             2003
                                                            ----             ----
                   Federal income taxes                   $ (171)         $   496
                   State income taxes                        (17)              48
                   Change in valuation allowance             142           (1,302)
                   Alternative tax 2003 and 2004              37               --
                   Write off of goodwill                     514               --
                   Other                                     (14)               2
                                                          -----------------------
                                                          $  491          $  (756)
                                                          =======================

The tax effects of temporary  differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

                                                       December 31, 2004            December 31, 2003
                                                       -----------------            -----------------
            Deferred tax assets
              Net operating loss carry forward          $     14,475                       $ 14,559
              Accrued vacation                                     8                             17
              Allowance for loan losses                          289                            486
              Premises and equipment                               6                             33
                                                     -----------------------------------------------
                 Total deferred tax assets                    14,778                         15,095
                 Less valuation allowance                    (14,475)                       (14,338)
                                                     -----------------------------------------------
            Net deferred tax assets                     $        303                         $  757
                                                     ==============================================

            The net change in the total  valuation  allowance for the year ended
December 31, 2004 was an increase of $142.

            At December  31,  2004,  the Company  had net  operating  loss carry forwards of approximately $38,807 that are scheduled to expire from 2009 through
2021. The Company has treated such net operating  losses incurred prior to April
28, 1995, when there was a material change in ownership of a 5% shareholder,  in accordance  with Section  382(l)(5) of the Internal  Revenue  Code. As a result, there is  approximately  $19,000 in net operating losses incurred prior to April
28, 1995 as well as $19,807  incurred  subsequent to April 28, 1995 available as carryovers.  All net operating  losses may be subject to certain  limitations on utilization.

14.         DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The following methods and assumptions were used to estimate the fair value of each class of  financial  instruments  for which it is  practicable  to estimate that value:

CASH AND CASH EQUIVALENTS

            For those cash  equivalents,  the  carrying  amount is a  reasonable estimate of fair value.

INVESTMENT SECURITIES

            For marketable equity securities held for investment purposes,  fair values are based on quoted market prices or dealer quotes.  For other securities held as investments,  fair value equals quoted market price, if available.  If a quoted  market  price is not  available,  fair value is  estimated  using quoted market prices for similar securities. Securities shown as other assets (see Note
16) are not included in this analysis because of the absence of active markets.

LOANS AND PURCHASED RECEIVABLES

            The fair value of loans and  purchased  receivables  is estimated by discounting the future cash flows using the current rates at which similar loans would  be made  to  borrowers  with  similar  credit  ratings  and for the  same remaining maturities.

DEPOSITS

            The fair  value of  demand,  NOW,  and MMMA  deposits  is the amount payable  on demand  at the  reporting  date.  The fair  value of  fixed-maturity certificates  of deposit is  estimated  using the rates  currently  offered  for deposits of similar remaining maturities.

The estimated fair values of the Company's financial instruments are as follows:

                                                  2004                           2003
                                                  ----                           ----

                                   Carrying Amount     Fair Value   Carrying Amount   Fair Value
                                   ---------------     ----------   ---------------   ----------
Financial assets:
   Cash and short-term investments        $ 22,181      $ 22,181           $  7,245     $  7,245

   Investment securities                     2,712         2,712                372          373

   Loans and purchased receivables           5,950                           16,439

   Less:  allowance for credit losses         (321)                          (1,302)

   Total loans, net of allowance             5,629         6,699             15,137       15,647

Financial liabilities:

   Deposits                                  8,772         8,695             11,917       11,808

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.         COMMITMENTS AND CONTINGENCIES

LEASES

            The Company  leased  office  space in one  building in 2004 and 2003 under  operating lease  agreements.  Rental expense for the years ended December
31,  2004 and 2003  were  $109 and  $107,  respectively.  Future  minimum  lease payments by year are as follows:

                   Year ending December 31,
                             2005                         $     27
                             Thereafter                         --
                                                          --------
                                                          $     27
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

            At December 31, 2004 and 2003, the Company's undisbursed  commercial loan  commitments  totaled $0. For the same periods,  the Company's  undisbursed consumer  credit card loan  commitments  totaled $0. For the same  periods,  the
Company's   undisbursed  accounts  receivable   factoring   commitments  totaled
approximately $0 and $8,138, respectively.

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
such payment is required.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            The Order,  as described in Note 2, requires  WebBank to develop and adopt  a plan  to  meet  and  thereafter  maintain  minimum  risk-based  capital requirements as described in FDIC Rules and Regulations. However, the Order does not  prescribe a specific  minimum level of capital that the Bank needs to meet.
As stated above,  minimum  requirements are subject to qualitative  judgments by the  regulators  and can be applied  on a bank by bank  basis.  While  under the
Order,  the Bank is not  considered  well  capitalized  under Prompt  Corrective
Action Guidelines.

            Capital  amounts and ratios of WebBank as of the dates indicated are summarized  as follows,  along with  standard  regulatory  guidelines  for banks having the same risk weighted and average asset levels as WebBank on those dates
(dollars in thousands):

                                                                           To Be Well                    To Be Adequately
                                                                       Capitalized Under                 Capitalized Under
                                                                       Prompt Corrective                 Prompt Corrective
                                                     Actual            Action Guidelines                 Action Guidelines
                                                     ------            -----------------                 ------------------
                                              Amount         Ratio      Amount        Ratio            Amount         Ratio
                                              ------         -----      ------        -----            ------         -----
   As of December 31, 2004:
   ------------------------
   Total Capital (Tier 1 + Tier 2) to risk
      weighted assets                         $ 6,125         83.3%       $ 734       >  10.0%      $ 588        > 8.0%
                                                                                      -                             -
   Tier I Capital to risk weighted assets       6,026         82.0%         441       >   6.0%        294        > 4.0%
                                                                                      -                             -
   Tier I Capital to average assets
      (Leverage Ratio)                          6,026         36.5%         838       >   5.0%        670         >4.0%
                                                                                      -                              -

   As of December 31, 2003:
   ------------------------
   Total capital (Tier 1 + Tier 2) to risk
      weighted assets                           5,774         30.9%       1,867        > 10.0%      1,494        > 8.0%
                                                                                       -                            -
   Tier I Capital to risk weighted assets       5,529         29.6%       1,120        >  6.0%        747        > 4.0%
                                                                                       -                            -
   Tier I Capital to average assets
      (Leverage Ratio)                          5,529         31.9%         867        >  5.0%        694        > 4.0%
                                                                                       -                            -

17.         OTHER ASSETS

            In  connection  with certain  businesses  in which the Company sells originated  or purchased  loans with  servicing  retained,  servicing  assets or liabilities  are  recorded  based on the  relative  fair value of the  servicing rights on the date the loans are sold.  Servicing  assets  and  liabilities  are amortized in proportion to and over the period of estimated net servicing income and expense.  At December 31, 2004 and 2003,  net  servicing  assets,  which are included in other assets, were $13 and $31,  respectively.  Servicing assets are periodically  evaluated for impairment  based on the fair value of those assets.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2004 and 2003, the Company recorded no additional  servicing assets,  and recorded $18 and $45 of amortization, respectively.

            The Company owned two  investments  as of December 31, 2004 and 2003 that are not  subject to SFAS No. 115.  One of these,  an  investment  in equity securities, was outstanding in the amount of $100 at December 31, 2004 and 2003.
Normally,  this  investment  would  have been  classified  as  held-to-maturity.
However,  because the equity  securities  have no maturity,  the  investment was classified as an other asset. The other, an equity security,  was outstanding in the amount of $1,000 as of December 31, 2004.  Normally this  security  would be classified  as  available-for-sale.  However,  because  the  stock  is  not  yet registered and is restricted  under Rule 144 of the  Securities  Exchange Act of
1934, as amended,  the  investment has been  classified as an other asset.  Both securities are recorded at cost.

18.         MISCELLANEOUS INCOME

            Miscellaneous  income for the year ended  December 31, is summarized as follows:

                                                  2004            2003
                                                  ----            ----
                     Loan servicing fees        $  848           $ 221
                     Other                          54              54
                                                ----------------------
                                                $  902           $ 275
                                                ======================

19.         OPERATING SEGMENT INFORMATION

            Operating segments represent components of an enterprise about which separate financial  information is available that is evaluated  regularly by the chief  operating  decision  maker in deciding how to allocate  resources  and in assessing performance.

            The Company evaluates segment performance  internally based on lines of business  and the  operating  segments  are so defined.  Until the  purchased receivables  portfolio was sold on December 30, 2004, the Company recognized two operating  segments.  The first was the accounts  receivable  factoring  program operated by WebBank.  The second  operating  segment,  termed "other," and which continues to exist subsequent to December 30, 2004, includes commercial lending, fee for services, and investment  activities.  Income generated from investments in factoring  receivables by Company  entities other than WebBank is included in the "other" operating  segment.  For the years ended December 31, 2004 and 2003, factoring  income  earned  by  entities  other  than  WebBank  was $6 and  $216, respectively.

            The following is a summary of selected operating segment information for the years ended  December  31,  2004 and 2003.  The  information  represents operating  results as if the  segments  were  operated on a stand  alone  basis.
However,  the  results do not  reflect a full  allocation  of costs based on the current structure of the entities,  and thus the results might not be comparable to like information from other companies.

                                                               Accounts
                                                               Receivable                      Consolidated
                                                               Factoring          Other          Company
                                                               ---------          -----         --------
                    2004
                    ----
Income Statement Information (Annual):
Net interest income after provision for credit losses          $ 1,921          $  1,289         $  3,210
Noninterest income                                                 649               656            1,305
Noninterest expense                                              1,208             3,810            5,018
                                                               ------------------------------------------
Operating income                                                 1,362            (1,865)            (503)
Income taxes (benefit)                                              --               491              491
(Income) loss attributable to minority interest                     --                64               64
                                                               ------------------------------------------
Net income                                                     $ 1,362          $ (2,292)        $   (930)
                                                               -------------------------------------------

Balance Sheet Information (As of December 31):
Total assets                                                   $   --           $ 33,010         $ 33,010
Net loans and leases                                           $   --           $  5,629         $  5,629
Deposits                                                       $   --           $  8,722         $  8,722

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    2003
                    ----
Income Statement Information (Annual):
Net interest income after provision for credit losses         $ 2,178           $ 1,325          $  3,503
Noninterest income                                                 20             1,560             1,580
Noninterest expense                                             1,110             2,513             3,623
Operating income                                                1,088               372             1,460
Income taxes (benefit)                                             --              (756)             (756)
(Income) loss attributable to minority interest                    --              (107)             (107)
Net income                                                   $  1,088            $1,021         $   2,109

20.         QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                   Quarter Ended
                                                                                   -------------
                                                         March 31,         June 30,             September 30,           December 31,
                                                         ---------         --------             -------------           ------------
                2004
         ------------------
         $(000) except per share
         Net interest income after provisions for
           credit losses                                  $  920           $   969                $  (421)                $  1,742
         Noninterest income                                  215               321                    297                      472
         Noninterest expenses                              1,213               920                    281                    2,604
         Net income (loss)                                  (175)              239                   (255)                    (739)
         Net income (loss) per share - basic and
           diluted                                          (.16)              .22                   (.16)                    (.34)

                2003
         -------------------
         $(000) except per share
         Net interest income after provisions for
           credit losses                                  $  876          $  1,070                $ 1,133                   $  424
         Noninterest income                                  235               399                    128                      818
         Noninterest expenses                                879               887                  1,320                      537
         Net income (loss)                                   214               564                    (79)                   1,410
         Net income (loss) per share - basic and
           diluted                                           .20               .52                   (.07)                    1.29

21.         SUBSEQUENT EVENTS

            On January 21, 2005,  the third party  sourcing  company  engaged to source and service  private  label credit cards on behalf of WebBank  terminated the Loan Sale Agreement and Loan Program Agreement between the two parties.  The pretax  income  generated by the  terminated  private  label credit card program generated revenue of $175 and $173 for the years 2004 and 2003, respectively.

            At the 2004 annual meeting of stockholders on December 15, 2004, the
Company's  stockholders  approved a reverse split of the Company's  common stock and a  reduction  of the  Company's  authorized  number of shares of common  and

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

preferred stock. At that time, neither the final amounts nor the effective dates were determined for the approved actions.  On March 9, 2005, the Company's Board of Directors  approved a  one-for-four  reverse stock split,  a reduction of the
Company's  authorized  number  of  shares of common  stock  from  50,000,000  to
5,000,000 shares,  and a reduction of the Company's  authorized number of shares of preferred stock from 10,000,000 to 500,000 shares.  The reverse split will be effective on April 5, 2005 as to  shareholders  of record on April 4, 2005.  The reductions of authorized  number of shares of common and preferred stock will be effective on April 5, 2005. After giving effect to the reverse split, there will be approximately 2,183,433 common shares issued and outstanding. See Note 10 for the effect of the reverse split on income (loss) per share.

22.         GOODWILL

            WebBank  was  purchased  by Rose's  International  Inc.  from  Block
Financial  Corporation  on August 31, 1998. The  acquisition  was made using the purchase method of accounting which reflects an allocation of the purchase price to the assets  acquired  and  liabilities  assumed  (net  assets).  Because  the purchase price at the time was more than the value of the net assets  purchased, goodwill was recorded to reflect the excess.

            The accounting for goodwill at the time of the WebBank  purchase was governed by APB 17, which became effective in 1970. APB 17 assumed that goodwill was a wasting asset with a finite life and should be amortized over a period not to exceed 40 years.  APB 17 was  superseded  by SFAS 142,  which was  adopted by
WebBank on January 1, 2002.

            SFAS 142 presumed  that  goodwill is not a wasting  asset and has an indefinite life. Therefore, the requirement to amortize goodwill was eliminated.
However,  amortization  was  replaced by the  requirement  to test  annually for impairment  of the  goodwill  asset.  If for some  reason  the book value of the goodwill could not be supported,  the impairment  would be recognized by writing the goodwill down to its fair value.

            WebBank determined that goodwill was not impaired as of December 31,
2002 and 2003 in  accordance  with SFAS 142. At December 31, 2004, a third party valuation test was performed, also in accordance with SFAS 142. The absence of a market proxy for the value of WebBank resulted in reliance on an income approach for the  valuation.  However,  the  sale of the  accounts  receivable  factoring portfolio  combined with WebBank's Order to Cease and Desist (see Note 20 of the
Notes to Consolidated  Financial  Statements) caused  uncertainty  regarding the timing and nature of replacing  that product  line.  Therefore,  projections  of future cash flows could not  support  the value of  goodwill  and the  remaining
$1,380,000 of goodwill was written off as of December 31, 2004.

