Form 10QSB
period 2005-03-31
WEBFINANCIAL CORP
filed 2005-05-16
CIK 85149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

/X/  Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

           For the transition period from              to
                                          ------------    -----------

                          Commission file number 0-631

                            WEBFINANCIAL CORPORATION
         ---------------------------------------------------------------
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

                       Yes [ X ]   No [   ]

     Shares of Issuer's Common Stock Outstanding at May 13, 2005: 2,183,433

     Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                                      INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NUMBER
------------------------------                                       -----------

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Statements of Financial
         Condition as of March 31, 2005 (unaudited)
         and December 31, 2004..........................................  3

         Condensed Consolidated Statements of Income
         and Comprehensive Income Three Months Ended
         March 31, 2005 and 2004 (unaudited)............................  5

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2005 and 2004 (unaudited).........  7

         Notes to Condensed Consolidated

PART II - OTHER INFORMATION
---------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands except per share data)

                                                                             MARCH 31, 2005     DECEMBER 31, 2004
                                                                             --------------     -----------------
                                                                               (unaudited)
                                          ASSETS
   Cash and due from banks                                                       $     3           $    4
   Interest bearing deposits in other banks                                       18,811           22,177
                                                                             -------------------------------
            Total cash and cash equivalents                                       18,814           22,181

   Investment securities
      Held-to-maturity (estimated fair value $45 at March 31,
      2005 and $46 at December 31, 2004)                                              45               46
      Available-for-sale                                                           3,396            2,666
                                                                             -------------------------------
            Total investment securities                                            3,441            2,712

   Loans, net                                                                      5,829            5,950
      Allowance for credit losses                                                   (312)            (321)
                                                                             -------------------------------
            Total loans, net                                                       5,517            5,629

   Foreclosed assets                                                                 100              100
   Premises and equipment, net                                                        17               21
   Accrued interest receivable                                                        51               40
   Deferred tax asset                                                                301              303
   Other assets                                                                    1,994            2,024
                                                                             ===============================
                                                                                 $30,235         $ 33,010
                                  (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
                  (Amounts in thousands except per share data)

                                                                             MARCH 31, 2005     DECEMBER 31, 2004
                                                                             --------------     -----------------
                                                                               (unaudited)

       LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
      Certificates of deposit                                                   $  5,512          $ 8,722
                                                                             -------------------------------
            Total deposits                                                         5,512            8,722

   Other liabilities                                                                 468              480
                                                                             -------------------------------
   Total liabilities before minority interest                                      5,970            9,202

   Minority interest                                                                 388              399

   Commitments and contingencies                                                      --               --

   Stockholders' Equity
      Preferred stock, 500,000 shares authorized, none issued
      at March 31, 2005 and 10,000,000 shares authorized, none
      issued at December 31, 2004                                                     --               --
      Common stock 5,000,000 shares authorized, $.001 par
      value, 2,183,433 shares issued and outstanding at March 31,
      2005 and 50,000,000 shares authorized, $.001 par value,
      2,183,433 shares issued and outstanding at December 31, 2004                     2                2
      Paid-in-capital                                                             47,648           47,648
      Accumulated  deficit                                                      (25,684)         (25,369)
      Accumulated other comprehensive income                                       1,901            1,128
                                                                             -------------------------------
            Total stockholders' equity                                            23,877           23,409
                                                                             -------------------------------
                                                                                $ 30,235         $ 33,010
                                                                             ===============================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
                               INCOME (UNAUDITED)
                 (Amounts in thousands except per share amounts)

                                                                                FOR THE THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                                2005             2004
                                                                                ----             ----

    Interest income
       Loans, including fees                                                   $ 129            $ 193
       Purchased receivables
          Accounts receivable factoring                                           --              730
          Other                                                                   --                5
       Interest bearing deposits in other banks                                   96                9
       Federal funds sold                                                         --                4
       Investment securities                                                      23               27
                                                                          --------------  -------------
          Total interest income                                                  248              968

    Interest expense                                                              42               73
                                                                          --------------  -------------
            Net interest income before credit for
            credit losses                                                        206              895

    Credit for credit losses                                                      (9)             (25)
                                                                          --------------  -------------
            Net interest income after credit for
            credit losses                                                        215              920

    Noninterest income
       Gain on sale of assets                                                     41               --
       Fee income                                                                 58               71
       Miscellaneous income, net                                                  19              144
                                                                          --------------  -------------
            Total noninterest income                                             118              215

    Noninterest expenses
       Salaries, wages, and benefits                                              78              269
       Professional and legal fees                                               242              294
       Accounts receivable factoring management and broker fees                   --              352
       Other management fees - related party                                      69               69
       Unrealized loss on trading liabilities                                     53               --
       Other general and administrative                                          212              229
                                                                          --------------  -------------
            Total noninterest expenses                                           654            1,213
                                                                          --------------  -------------
               Loss before income taxes and minority interest                   (321)             (78)

    Income taxes                                                                   5               89
                                                                          --------------  -------------
       Loss before minority interest                                            (326)            (167)

    (Income)/loss attributable to minority interest                               11               (8)
                                                                          --------------  -------------
       Net loss                                                                 (315)            (175)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
                          INCOME (UNAUDITED)(continued)
                 (Amounts in thousands except per share amounts)

                                                                                FOR THE THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                                2005             2004
                                                                                ----             ----

    Other comprehensive income
       Unrealized gains on available-for-sale securities arising in
            period                                                               773               35
       Income tax expense on other comprehensive income                           --               --
                                                                          --------------  -------------
            Total other comprehensive income, net of tax                         773               35
                                                                          --------------  -------------

    Comprehensive income (loss)                                                $ 458           $ (140)
                                                                          ==============  =============
    Net loss per common share, basic and diluted                               $(.14)          $ (.16)
    Weighted average number of common shares:
       Basic                                                               2,183,433        1,091,717
       Diluted                                                             2,183,433        1,091,717

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                              FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                              2005          2004
                                                                              ----          ----

   Cash flows from operating activities:
   Net loss from operations                                              $     (315)      $  (175)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
     Minority interest                                                          (11)            8
     Depreciation                                                                 4             3
     Credit for credit losses                                                    (9)          (25)
     Accretion of loan income and fees, net                                      (1)          (20)
     Amortization of servicing assets                                             4             4
     Amortization of other assets                                                --             1
     Write down of foreclosed assets                                             --            20
     Gain on sale of other assets                                                (1)           --
     Gain on sale of AFS securities                                             (40)           (1)
     Unrealized loss on trading liabilities                                      53            --
   Changes in operating assets and liabilities:
     Accrued interest receivable                                                (11)          (19)
     Deferred tax asset                                                           2            68
     Other assets                                                                27            96
     Interest payable                                                            (3)           (8)
     Other liabilities                                                          (62)          (66)
                                                                         ------------  -------------
           Net cash used in operating activities                               (363)         (114)

  Cash flows from investing activities:
     Principal payments received on investment securities held-
     to-maturity                                                                  1            --
     Purchase of investment securities available-for-sale                       (86)           --
     Sale of investment securities available-for-sale                           135             2
     Principal payments received on investment securities
     available-for-sale                                                          34             9
     Purchase of premises and equipment                                          --           (10)
     Loans originated, receivables purchased, and principal
     collections, net                                                           122           680
                                                                         ------------  -------------
           Net cash provided by investing activities                            206           681

  Cash flows from financing activities:
     Net increase in noninterest bearing deposits                                --            239
     Net decrease in NOW/MMA deposits                                            --           (301)
     Net decrease  in certificates of deposit                                (3,210)          (549)
                                                                         ------------  -------------
           Net cash used in financing activities                             (3,210)          (611)

   Net decrease in cash and cash equivalents                                 (3,367)           (44)

     Cash and cash equivalents at beginning of period                        22,181          7,245
                                                                         ------------  -------------
     Cash and cash equivalents at end of period                          $   18,814        $ 7,201
                                                                         ============  =============

                                  (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(continued)
                             (Amounts in thousands)

                                                                              FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                              2005          2004
                                                                              ----          ----

   Supplemental disclosure of cash flow information:
     Cash paid for interest                                                      21             81
     Cash paid for income taxes                                                   3             21

   Supplemental disclosure of additional non-cash activities:

At March 31,  2005,  the  Company  had a balance  of net  unrealized  gains from available-for-sale  securities  of $1,901.  The balance at December 31, 2004 was
$1,128.  Net unrealized  gains and losses on  available-for-sale  securities are shown as "accumulated other comprehensive income" on the Condensed  Consolidated
Statements  of  Financial  Condition.  The  change  in net  unrealized  gains on available-for-sale  securities  between  the  two  periods  resulted  in a  $773 increase in accumulated other comprehensive income in the first quarter of 2005.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (All numbers except shares and per share data in thousands)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of  Presentation--The  accompanying  interim  condensed  consolidated financial  statements of  WebFinancial  Corporation  and its  subsidiaries  (the
"Company")  are  unaudited  and  have  been  prepared  in  conformity  with  the requirements of Regulation S-X promulgated under the Securities  Exchange Act of
1934, as amended (the "Exchange Act"),  particularly  Rule 10-01 thereof,  which governs the presentation of interim financial statements.  Accordingly,  they do not  include  all  of the  information  and  footnotes  required  by  accounting principles  generally accepted in the United States of America. The accompanying
interim  condensed   consolidated   financial   statements  should  be  read  in
conjunction with the Company's  significant  accounting policies as set forth in
Note 1 to the consolidated  financial  statements in the Company's Annual Report on Form 10-KSB for the year ended  December  31, 2004 (the "2004  10-KSB").  The
Condensed Consolidated Statement of Financial Condition at December 31, 2004 was
extracted from the Company's audited consolidated financial statements contained in the 2004 10-KSB, and does not include all disclosures  required by accounting principles  generally  accepted  in the  United  States of  America  for  annual consolidated financial statements.

     In the opinion of  management,  all  adjustments  are  comprised  of normal recurring  accruals necessary for the fair presentation of the interim financial statements.  Operating results for the three months ended March 31, 2005 are not necessarily  indicative  of the results that may be expected for the year ending
December 31, 2005.

2.   ORGANIZATION AND RELATIONSHIPS

     The consolidated  financial  statements include the financial statements of
WebFinancial Corporation and its subsidiaries: WebFinancial Holding Corporation,
WebBank,  Praxis Investment  Advisers,  Inc.,  WebFinancial  Government Lending,
Inc., and Web Film  Financial,  Inc.,  collectively  referred to as the Company.
WebBank is a  Utah-chartered  industrial  bank, and is subject to  comprehensive regulation,  examination,  and  supervision  by the  Federal  Deposit  Insurance
Corporation   ("FDIC"),   and  the  State  of  Utah   Department   of  Financial
Institutions.   WebBank  provides  commercial  and  consumer  specialty  finance services.  All intercompany  accounts and  transactions  have been eliminated in consolidation.

3.    ACCUMULATED OTHER COMPREHENSIVE INCOME

     Other  comprehensive  income is defined  as the  change in equity  during a period from transactions and other events not included in net income,  excluding changes resulting from investments by owners (e.g.,  supplement stock offerings)
and distributions to owners (e.g., dividends).

     As of March 31, 2005,  accumulated other comprehensive  income consisted of the following:

        Balance at December 31, 2004                     $  1,128
        Net change during the period related to
        unrealized holding gains on AFS securities
        arising during the period                             773
                                                         --------
            Balance at March 31, 2005                    $  1,901
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

     For the first quarter of 2005,  the Company  recognized  only one operating segment.  This  segment  included  commercial  lending,  fee for  services,  and investment activities and is labeled "other" in the table below. On December 30,

2004,  WebBank sold its entire portfolio of factored  accounts  receivable.  The factored accounts  receivable program previously  constituted a second operating segment,  termed "accounts receivable  factoring" in the table below. During the first quarter of 2004, the Company recognized both of these operating segments.

     The following is a summary of selected  operating  segment  information for the quarters ended March 31, 2005 and 2004. For 2004 the information  represents operating  results as if the two segments  were operated on a stand alone basis.
However,  the  results do not  reflect a full  allocation  of costs based on the current structure of the entities,  and thus the results might not be comparable to like information from other companies.

                                                                     Accounts
                                                                   Receivable                             Consolidated
                                                                    Factoring              Other             Company
                                                                    ---------              -----             -------
THREE MONTHS ENDED MARCH 31, 2005:
Statement of Operations Information (Quarter):
Net interest income after credit for credit losses                    $   --            $    215           $    215
Noninterest income                                                        --                 118                118
Noninterest expense                                                       --                 654                654
                                                                    -------------------------------------------------
Income (loss) before income taxes and minority interest                   --                (321)              (321)
Income taxes                                                              --                   5                  5
Loss attributable to minority interest                                    --                  11                 11
                                                                    -------------------------------------------------
Net income (loss)                                                         --                (315)              (315)

Statement of Financial Condition Information (As of
  March 31, 2005):
Total assets                                                              --            $ 30,235           $ 30,235
Net loans and leases                                                      --            $  5,517           $  5,517
Deposits                                                                  --            $  5,512           $  5,512

THREE MONTHS ENDED MARCH 31, 2004:
Statement of Operations Information (Quarter):
Net interest income after credit  for credit losses                   $    671          $    249           $    920
Noninterest income                                                          81               134                215
Noninterest expense                                                        401               812              1,213
                                                                    -------------------------------------------------
Income (loss) before income taxes and minority interest                    351              (429)               (78)
Income taxes                                                              --                  89                 89
Income attributable to minority interest                                  --                  (8)                (8)
                                                                    -------------------------------------------------
Net income (loss)                                                     $    351          $   (526)          $   (175)

Statement of Financial Condition Information (As of
  March 31, 2004):
Total assets                                                          $  8,630          $ 17,002           $ 25,632
Net loans and leases                                                  $  6,523          $  7,979           $ 14,502
Deposits                                                              $  7,334          $  3,972           $ 11,306

5.   REGULATORY MATTERS

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

6.   SUBSEQUENT EVENT

     At the 2004 annual  meeting of  stockholders  on  December  15,  2004,  the
Company's  stockholders  approved a reverse split of the Company's  common stock and a  reduction  of the  Company's  authorized  number of shares of common  and preferred stock. At that time, neither the final amounts nor the effective dates were determined for the approved actions.  On March 9, 2005, the Company's Board of Directors  approved a  one-for-four  reverse stock split,  a reduction of the
Company's  authorized  number  of  shares of common  stock  from  50,000,000  to
5,000,000 shares,  and a reduction of the Company's  authorized number of shares of preferred  stock from  10,000,000  to 500,000  shares.  The reverse split was effective on April 5, 2005 as to  stockholders  of record on April 4, 2005.  The reductions  of authorized  number of shares of common and  preferred  stock were effective on April 5, 2005. After giving effect to the reverse split, there were
2,183,433  common shares issued and  outstanding.  The computations of basic and diluted  loss per  common  share were  adjusted  retroactively  for all  periods presented to reflect the effect of the reverse split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated  unaudited  interim  financial  statements  as of and for the three month period ended March 31, 2005 of the Company and the notes thereto presented elsewhere herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

     The net loss for the quarter ended March 31, 2005 was  $(315,000) or $(.14)
per share  compared to a net loss of $(175,000) or $(.16) per share for the same period in 2004.  The change  between  quarters  represented an increased loss of
$140,000. The decreased loss in earnings per share of $.02, despite an increased
quarterly  net  loss  of  nearly  80%,   reflects  the  Company's  common  stock
subscription  rights offering  concluded in August 2004 which doubled the number of common shares outstanding at that time.

     The Company's net interest income before credit for credit losses increased by $689,000 from quarter to quarter.  Interest  income from accounts  receivable factoring  decreased  by $730,000  due to the sale of the  portfolio in December
2004. Interest income from interest bearing deposits in other banks increased by
$87,000 because the proceeds from the sale of the accounts receivable  factoring portfolio were invested  primarily in these  instruments.  Interest  income from loans decreased by $64,000. The average balance of the commercial loan portfolio for the first quarter of 2005 was approximately $2,900,000 less than the average for the first quarter of 2004.  The Company  discontinued  new  originations  of commercial loans in 2001.  Interest expense decreased by $31,000 due to a nearly
$3,500,000 decrease in average certificates of deposit.

     The following  table shows an analysis of net interest income before credit for credit losses for the three-month periods ended March 31, 2005 and 2004:

                                                                                   Average
                                                       Average       Interest       Annual
                                                        Amount        Earned       Yield/Rate
                                                        ------        ------       ----------
      QUARTER ENDED MARCH 31, 2005

INTEREST EARNING ASSETS
Interest bearing deposits in other banks             $ 20,966        $  96         1.83%
Federal funds sold                                         --           --            --
Investment securities                                   3,440           23         2.67%
Loans                                                   5,798          129         8.90%
Purchased receivables
   Accounts receivable factoring                           --           --            --
   Other                                                   --           --            --
                                                  -------------------------
  TOTAL INTEREST EARNING ASSETS                      $ 30,204        $ 248         3.28%
                                                  =========================

INTEREST BEARING LIABILITIES
NOW/MMA deposits                                        $   1        $  --            --
Certificates of deposit                                 7,534           42         2.23%
                                                  -------------------------
   TOTAL INTEREST BEARING LIABILITIES                  $7,535        $  42         2.23%
                                                  =========================

NET INTEREST INCOME                                                  $ 206
                                                                ===========
NET INTEREST MARGIN                                                                2.73%

                                                                                   Average
                                                       Average       Interest       Annual
                                                        Amount        Earned       Yield/rate
                                                        ------        ------       ----------
      QUARTER ENDED MARCH 31, 2004

INTEREST EARNING ASSETS
Interest bearing deposits in other banks              $ 5,839        $   9         0.62%
Federal funds sold                                      1,441            4         1.11%
Investment securities                                     402           27        26.87%
Loans                                                   8,701          193         8.87%
Purchased receivables
   Accounts receivable factoring                        7,021          730        41.59%
   Other                                                  236            5         8.47%
                                                  -------------------------
  TOTAL INTEREST EARNING ASSETS                       $23,640        $ 968        16.38%
                                                  =========================
INTEREST BEARING LIABILITIES
NOW/MMA deposits                                       $  399        $   1         1.00%
Certificates of deposit                                11,032           72         2.61%
                                                  -------------------------
   TOTAL INTEREST BEARING LIABILITIES                 $11,431        $  73         2.55%
                                                  =========================
NET INTEREST INCOME                                                  $ 895
                                                                ===========
NET INTEREST MARGIN                                                               15.14%

     The following  table  represents  the effect of changes in volume  (average balances)  and  interest  rates on  interest  income,  interest  expense and net interest income when comparing the first quarter of 2005 to the first quarter of
2004.  The  effect of a change in volume has been  determined  by  applying  the highest  average  rate to the change in the  average  balances  between  the two periods.  The  effect of a change in the  average  rate has been  determined  by applying the highest  average balance to the change in average rates between the two  periods.  Changes  resulting  from  a mix  of  volume/rate  variances  were distributed proportionately between volume and rate based on the relative values of the volume and rate variances to the total mix variance.

                                                            QUARTER ENDED MARCH 31, 2005
                                                                  COMPARED TO 2004
                                                                  ----------------
                                                           Due to      Due to       Total
                                                           Volume       Rate        Change
                                                           ------       ----        ------
INCREASE (DECREASE) IN INTEREST INCOME
Interest bearing deposits in other banks                   $   49      $  38      $   87
Federal funds sold                                             (4)        --          (4)
Investment securities                                          20        (24)         (4)
Loans                                                         (64)        --         (64)
Purchased receivables
   Accounts receivable factoring                             (730)        --        (730)
   Other                                                       (5)        --          (5)
                                                           -------      -----     -------
   TOTAL INTEREST INCOME                                   $ (734)      $ 14      $ (720)
                                                           =======      =====     =======

NOW/MMA deposits                                           $   (1)      $ --      $   (1)
Certificates of deposit                                       (22)        (8)        (30)
                                                           -------      -----     -------
   TOTAL INTEREST EXPENSE                                  $  (23)      $ (8)     $  (31)
                                                           =======      =====     =======
     The credit for credit  losses  decreased  by  $16,000.  A credit for credit losses  rather than a provision  for credit  losses was the result of  principal reductions  and risk grade  changes  within  the  discontinued  commercial  loan portfolio at WebBank.  The allowance for credit losses is  established as losses are estimated to have occurred  through a provision for credit losses charged to earnings.  Credit  losses are charged  against  the  allowance  when  management believes the  uncollectibility  of a loan or  receivable  balance is  confirmed.
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

     The allowance for purchased  receivable losses, which was included with the allowance  for credit  losses in the first  quarter of 2004,  was  increased  by charges to income and  decreased by charge offs (net  recoveries).  Management's periodic  evaluation of the adequacy of the allowance was based on the Company's past  purchased  receivables  loss  experience,  known and inherent risks in the portfolio, adverse situations that may affect the debtor's ability to repay, the estimated value of any underlying  collateral and current  economic  conditions.
Purchased receivables were charged off when they were 90 days contractually past due, at which time the Company could  enforce the recourse  agreement to collect from the customer the remaining outstanding balances.

     The following table shows an analysis of the Company's allowance for credit losses for the quarters ended March 31, 2005 and 2004 :

                                                      QUARTER ENDED MARCH 31,
                                                      -----------------------
                                                         2005         2004
                                                         ----         ----

  Balance at beginning of year                          $ 321      $ 1,302

  Charge-offs by category:
     Commercial, financial and agricultural                --           --
     Installment loans to individuals                      --            3

                                                      QUARTER ENDED MARCH 31,
                                                      -----------------------
                                                         2005         2004
                                                         ----         ----

     Purchased receivables
        Accounts receivable factoring                      --           46
        Other                                              --           --
                                                       ----------------------
           Total charge-offs                               --           49

  Recoveries by category:
     Commercial, financial and agricultural                --           --
     Installment loans to individuals                      --           --
     Purchased receivables
        Accounts receivable factoring                      --           --
        Other                                              --           --
                                                       ----------------------
           Total recoveries                                --           --
                                                       ----------------------

  Net charge-offs                                          --           49

  Credit for credit losses                                (9)         (25)
                                                       ----------------------
  Balance at end of quarter                             $ 312      $ 1,228
                                                       ======================

  Ratio of net charge-offs to average loans
     outstanding during the quarter                     0.00%        0.31%
                                                       ======================

     The following  table shows the allocation  between  categories of loans for the allowance for credit losses as of March 31, 2005 and 2004:

                                                                     March 31,
                                                                     ---------
                                                      2005                                 2004
                                                      ----                                 ----
                                             Amount of     % of Loans in      Amount of         % of Loans in
                                             allowance      category to      allowance by        category to
BALANCE AT END OF QUARTER APPLICABLE TO:    by Category     total Loans       by Category        total Loans
                                            -----------     -----------       -----------        -----------
Commercial, financial and agricultural        $ 312           100.00%           $ 1,087            53.11%
Installment loans to individuals                 --                --                 1             0.54%
Purchased receivables
   Accounts receivable factoring                 --                --               135            44.72%
   Other                                         --                --                 5             1.63%
Unallocated                                      --                --                --                --
                                            ----------------------------------------------------------------
   Totals                                     $ 312           100.00%           $ 1,228           100.00%
                                            ================================================================

     Noninterest  income  for the  Company  decreased  by  $97,000.  Fee  income decreased  by  $13,000,  primarily  because  of  a  decline  in  the  number  of
fee-for-services   partners  at  WebBank.   Miscellaneous  income  decreased  by
$125,000,  primarily  because of the sale of the accounts  receivable  factoring portfolio and the  consequent  elimination  of servicing  income from  factoring participations  at WebBank.  Partially  offsetting these decreases,  the Company recognized  gains of $41,000 on the sale of  securities  in the first quarter of
2005.

     The Company's  noninterest  expenses decreased by $559,000,  comparatively, between  the two  quarters.  The  primary  reason  for the change was a $352,000 decrease in accounts receivable  factoring management and broker fees related to the discontinued  factoring  program.  Salaries,  wages,  and benefits  expenses decreased by $191,000 due to a reduction of staff and  discontinuance of a bonus accrual at WebBank.  The Company recognized a $53,000 unrealized loss on a short sale of securities in 2005.

     Income tax  expense  decreased  by $84,000  between  quarters.  The Company established a valuation  reserve to cover its net  operating  loss at the end of
2004.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31,  2005 and  December  31,  2004,  the  Company's  cash and cash equivalents totaled $18,814,000 and $22,181,000, respectively. The cash and cash equivalent  balances at those dates included  proceeds from the Company's common stock subscription rights offering in August 2004 and the December 30, 2004 sale of the accounts receivable  factoring  portfolio.  The approximately  $3,400,000 decrease in cash and cash  equivalent  balances  between  December  31, 2004 and
March 31,  2005  reflects  the  maturities  of  nearly  $3,300,000  of  brokered certificates of deposit.  Until the Company establishes new lines of business to replace the factoring  program,  the Company  intends to use additional cash and cash equivalent balances to reduce remaining outstanding certificates of deposit as they mature.

     Funding for WebBank is obtained  primarily  from brokered  certificates  of deposit obtained through brokers and from a $1,000,000  unsecured line of credit with a local correspondent bank. The Order,  described in Note 5 of the Notes to
Condensed  Consolidated  Financial Statements,  restricts the amount of brokered certificates  of  deposits  that  WebBank  is  allowed  to issue  to the  amount outstanding on the effective date of the Order, which is $7,465,000.

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

     The Company's exposure to credit loss in the event of nonperformance by the other party to the  financial  instrument  for  commitments  to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policy in making commitments and conditional  obligations as it does for on-balance sheet  instruments.  At March 31, 2005 and December 31, 2004, the
Company's had no undisbursed loan commitments.

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

     As of December 31, 2004, the Company  determined that the lack of new lines of business to replace the accounts  receivable  factoring line of business made it "more  likely than not" that the net  operating  loss portion of the deferred
tax  asset  would  not  be  realized.   Therefore,  a  valuation  allowance  was
established to cover the portion of WebBank's deferred tax assets related to its remaining net operating  loss portion,  leaving a net deferred tax asset balance of $303,000.  The deferred tax asset balance  increased to $310,000 at March 31,
2005.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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
TRADING PRICE OF THE COMPANY'S COMMON STOCK MAY BE SUBJECT TO WIDE  FLUCTUATIONS
IN RESPONSE TO  QUARTERLY  VARIATIONS  IN OPERATING  RESULTS AND OTHER  FACTORS,
INCLUDING THOSE  DISCUSSED IN THIS QUARTERLY  REPORT ON FORM 10-QSB AND THE RISK
FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB.

ITEM 3.  CONTROLS AND PROCEDURES

     Disclosure  controls are procedures that are designed with the objective of ensuring  that  information  required to be disclosed in the  Company's  reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this Form 10-QSB,  is reported in accordance with the rules of the Securities and Exchange Commission ("SEC").  Disclosure controls are also designed with the objective of ensuring that such  information is accumulated and  communicated to management, including the Chief Executive Officer and Chief Financial Officer as
appropriate to allow timely decisions regarding required disclosure.

In connection with the Company's  evaluation of the  effectiveness of the design and operation of the Company's  disclosure  controls and procedures  pursuant to
Securities  Exchange Act Rules  13a-15(e) and  15d-15(e) for the Company's  2004
Form 10-KSB, the Company's  independent  auditors discovered a material weakness in internal  controls.  A material  weakness is a  significant  deficiency  that results in more than a remote  likelihood  that a material  misstatement  of the annual or interim  financial  statements will not be prevented or detected.  The material  weakness  discovered  involved a segregation  of duties  regarding the general ledger and financial applications data processing system (the "System").
Shortly after the material  weakness was  discovered,  the Company  conducted an examination,  with the  assistance of another  outside  accounting  firm, of all
System  maintenance  activities  for  each  day of the  year  2004  and  for the year-to-date  2005. Such examination  indicated no inappropriate or unauthorized maintenance  activity during the periods reviewed.  Temporary  arrangements were made to  segregate  the system  administrator  from user duties and for periodic testing of the system maintenance records until sufficient permanent staffing is hired by the Company. The Company believes that it has taken sufficient steps to address this  weakness,  however,  the new controls have not been in place for a sufficient  period of time and  therefore not  sufficiently  tested to  conclude whether such controls are designed effectively or operating effectively.

     As of the end of the  period  covered  by this  Form  10-QSB,  the  Company carried out an evaluation  under the  supervision  of the Company's  management, including the Company's Chief Executive Officer and Chief Financial Officer,  of
the  effectiveness  of the  design and  operation  of the  Company's  disclosure controls and procedures  pursuant to Securities Exchange Act Rules 13a-15(e) and
15d-15(e).  Based upon that  evaluation,  prior  period  testing and  corrective actions taken, the Chief Executive  Officer and Chief Financial  Officer believe that the Company's disclosure controls and procedures are effective,  subject to passage of  sufficient  time and  sufficient  testing to  conclude  that the new controls are sufficient to insure that  information  required to be disclosed in the  reports  that  the  Company  files  under  the  Exchange  Act is  recorded, processed,  summarized  and reported  within the time  periods  specified by the
SEC's rules and regulations. Other than the issue discussed above, there were no significant  changes in the Company's internal controls or in other factors that could  significantly  affect  these  controls  subsequent  to the  date of their evaluation.

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

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     As  discussed  in  more  detail  in  Note  5  of  the  Notes  to  Condensed
Consolidated  Financial  Statements,  WebBank  was  issued an Order to Cease and
Desist (the "Order") on January 31, 2005 in connection  with alleged  violations of certain banking  regulations.  WebBank consented to the issuance of the Order without  admitting  or denying  the alleged  charges.  As a result of the Order,
WebBank is required by the FDIC and the State of Utah  Department  of  Financial
Institutions to complete a number of actions within  specified  periods of time.
For example, WebBank must develop and submit a written three-year strategic plan within 120 days of the effective  date of the Order.  Although the Company feels that WebBank will comply with the Order on a timely  basis,  it is possible that unforeseen  circumstances  could  delay  submissions  beyond  due dates or cause responses to be unacceptable to the regulators.

ITEM 6.   EXHIBITS

          Exhibits

              *31.1   Certification  of  Chief  Executive  Officer  pursuant  to
                      Section 302 of The Sarbanes-Oxley Act of 2002.

              *31.2   Certification  of  Chief  Financial  Officer  pursuant  to
                      Section 302 of The Sarbanes-Oxley Act of 2002.

              *32.2   Certification  of  Chief  Executive  Officer  pursuant  to
                      Section 906 of The Sarbanes-Oxley Act of 2002.

              *32.2   Certification  of  Chief  Financial  Officer  pursuant  to
                      Section 906 to The Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 16, 2005                   WEBFINANCIAL CORPORATION

                                      By:  /s/ Warren G. Lichtenstein
                                           -------------------------------
                                      Name:  Warren G. Lichtenstein
                                      Title: President and Chief Executive
                                             Officer

                                      By:  /s/ Glen M. Kassan
                                           --------------------------------
                                      Name:  Glen M. Kassan
                                      Title: Vice President and Chief
                                             Financial Officer

