Form 10QSB
period 2005-06-30
WEBFINANCIAL CORP
filed 2005-08-15
CIK 85149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

     /X/    Quarterly  report  under  Section  13 or  15(d)  of  the  Securities
            Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

     /_/    Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from ____________ to _____________

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

                                  212-520-2300
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
                                Yes [ X ]  No [ ]

            Shares of Issuer's  Common  Stock  Outstanding  at August 12,  2005:
2,183,366

            Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                                      INDEX

PART I - FINANCIAL INFORMATION                                               PAGE NUMBER
------------------------------                                               -----------

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Financial Condition as of
            June 30, 2005 (unaudited) and December 31, 2004.......................2

            Condensed Consolidated Statements of Operations and Comprehensive
            Income (Loss) for the Three Months Ended June 30, 2005 and 2004
            (unaudited)...........................................................4

            Condensed Consolidated Statements of Operations and Comprehensive
            Income (Loss) for the Six Months Ended June 30, 2005 and 2004
            (unaudited)...........................................................6

            Condensed Consolidated Statements of Cash Flows

PART II - OTHER INFORMATION
---------------------------

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in thousands except share data)

                            ASSETS                              JUNE 30, 2005      DECEMBER 31,
                                                               --------------      ------------
                                                                 (unaudited)           2004
                                                                                       ----

Cash and due from banks                                           $      3         $      4
Interest bearing deposits in other banks                            15,227           22,177
                                                                  --------         --------
             Total cash and cash equivalents                        15,230           22,181

 Investment securities
       Held-to-maturity (estimated fair value $45 at June 30,
          2005 and $46 at December 31, 2004)                            45               46
       Available-for-sale                                            3,113            2,666
                                                                  --------         --------
             Total investment securities                             3,158            2,712

Loans, net                                                           5,577            5,950
       Allowance for credit losses                                    (477)            (321)
                                                                  --------         --------
            Total loans, net                                         5,100            5,629

Foreclosed assets                                                      100              100
Premises and equipment, net                                             16               21
Accrued interest receivable                                             49               40
Deferred tax assets                                                    361              303
Other assets                                                         2,010            2,024
                                                                  --------         --------
                                                                  $ 26,024         $ 33,010
                                                                  ========         ========

                                   (Continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
                    (Amounts in thousands except share data)

                                                                            JUNE 30, 2005         DECEMBER 31,
                                                                            -------------         ------------
                                                                             (unaudited)              2004
                                                                                                      ----
        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
       NOW/MMA accounts                                                      $    250               $      -
       Certificates of deposit                                                  2,013                  8,722
                                                                             --------               --------
             Total deposits                                                     2,263                  8,722

Other liabilities                                                                 234                    480
                                                                             --------               --------
       Total liabilities before minority interest                               2,497                  9,202

Minority interest                                                                 369                    399

Commitments and contingencies                                                       -                      -

Stockholders' Equity
       Preferred stock, 500,000 shares authorized, none issued
         at June 30, 2005 and 10,000,000 shares authorized,
         none issued at December 31, 2004                                           -                      -
       Common stock, 5,000,000 shares authorized, $.001 par
         value, 2,183,366 shares issued and outstanding at June
         30, 2005 and 50,000,000 shares authorized, $.001 par
         value,  2,183,433 shares issued and outstanding at
         December 31, 2004                                                          2                      2
       Paid-in-capital                                                         47,647                 47,648
       Accumulated  deficit                                                   (25,970)               (25,369)
       Accumulated other comprehensive income                                   1,479                  1,128
                                                                             --------               --------
             Total stockholders' equity                                        23,158                 23,409
                                                                             --------               --------
                                                                             $ 26,024               $ 33,010
                                                                             ========               ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            WEBFINANCIAL CORPORATION AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                         (Amounts in thousands except per share amounts)

                                                                    FOR THE THREE MONTHS
                                                                        ENDED JUNE 30,
                                                                     2005           2004
                                                                     ----           ----
Interest income
      Loans, including fees                                         $ 129           $ 195
      Purchased receivables
            Accounts receivable factoring                               -             677
            Other                                                       -               4
      Interest bearing deposits in other banks                        101               6
      Federal funds sold                                                -               3
      Investment securities                                            12              22
                                                                    ---------------------
            Total interest income                                     242             907

Interest expense                                                       23              61
                                                                    ---------------------

            Net interest income before credit for credit losses       219             846

Provision (credit) for credit losses                                  165            (123)
                                                                    ---------------------

            Net interest income after credit for credit losses         54             969

Noninterest income
      Gain on sale of assets                                            1               -
      Fee income                                                      103              63
      Accounts receivable factoring servicing revenue                   -             180
      Miscellaneous income, net                                        10              78
                                                                    ---------------------
            Total noninterest income                                  114             321

Noninterest expenses
      Salaries, wages, and benefits                                   122             220
      Professional and legal fees                                     142              36
      Accounts receivable factoring management and broker fees          -             422
      Other management fees - related party                            76              78
      Unrealized gain on trading liabilities                          (23)              -
      Realized loss on trading liabilities                             35               -
      Other general and administrative                                181             164
                                                                    ---------------------
            Total noninterest expenses                                533             920
                                                                    ---------------------
               Operating income (loss)                               (365)            370

Income tax provision (benefit)                                        (60)            115
                                                                    ---------------------

      Income (loss) before minority interest                         (305)            255

      (Income) loss attributable to minority interest                  19             (16)
                                                                    ---------------------

            Net income (loss)                                        (286)            239

                                           (Continued)

                           WEBFINANCIAL CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                             INCOME (LOSS) (UNAUDITED) (CONTINUED)
                         (Amounts in thousands except per share amounts)

                                                                                     FOR THE THREE MONTHS
                                                                                        ENDED JUNE 30,
                                                                                  2005                2004
                                                                                  ----                ----
Other comprehensive income (loss)
      Unrealized gains (losses) on available-for-sale securities                    (422)                  140
      Income tax expense on other comprehensive income                                 -                     -
                                                                             -----------           -----------
            Total other comprehensive income (loss), net of tax                     (422)                  140
                                                                             -----------           -----------

Comprehensive income (loss)                                                  $      (708)          $       379
                                                                             ===========           ===========

Net income (loss) per common share, basic and diluted                        $      (.13)          $       .22
Weighted average number of common shares:
      Basic                                                                    2,183,366             1,091,650
      Diluted                                                                  2,183,366             1,092,454

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            WEBFINANCIAL CORPORATION AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                         (Amounts in thousands except per share amounts)

                                                                            FOR THE SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                            2005          2004
                                                                            ----          ----
Interest income
       Loans, including fees                                               $   258      $   388
       Purchased receivables
             Accounts receivable factoring                                       -        1,407
             Other                                                               -            9
       Interest bearing deposits in other banks                                197           15
       Federal funds sold                                                        -            7
       Investment securities                                                    35           49
                                                                           --------------------
             Total interest income                                             490        1,875

Interest expense                                                                65          134
                                                                           --------------------

                   Net interest income before credit for credit losses         425        1,741

Provision (credit) for credit losses                                           156         (148)
                                                                           --------------------

                   Net interest income after credit for credit losses          269        1,889

Noninterest income
       Gain on sale of assets                                                   42            1
       Fee income                                                              161          134
       Accounts receivable factoring servicing revenue                           -          261
       Miscellaneous income, net                                                29          140
                                                                           --------------------
             Total noninterest income                                          232          536

Noninterest expenses
       Salaries, wages, and benefits                                           200          489
       Professional and legal fees                                             384          330
       Accounts receivable factoring management and broker fees                  -          774
       Other management fees - related party                                   145          147
       Unrealized loss on trading liabilities                                   30            -
       Realized loss on trading liabilities                                     35            -
       Other general and administrative                                        393          393
                                                                           --------------------
             Total noninterest expenses                                      1,187        2,133
                                                                           --------------------
                   Operating income (loss)                                    (686)         292

Income tax provision (benefit)                                                 (55)         204
                                                                           --------------------

       Income (loss) before minority interest                                 (631)          88

(Income) loss attributable to minority interest                                 30          (24)
                                                                           --------------------

       Net income (loss)                                                      (601)          64

                                   (Continued)

                            WEBFINANCIAL CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                              INCOME (LOSS) (UNAUDITED) (CONTINUED)
                         (Amounts in thousands except per share amounts)

                                                                       FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                    2005                2004
                                                                    ----                ----
Other comprehensive income
      Unrealized gains on available-for-sale securities              351                 175
      Income tax expense on other comprehensive income                 -                   -
                                                             -------------------------------
            Total other comprehensive income, net of tax             351                 175
                                                             -------------------------------

Comprehensive income (loss)                                  $      (250)        $       239
                                                             ===============================

Net income (loss) per common share, basic and diluted        $      (.28)        $       .06
Weighted average number of common shares:
      Basic                                                    2,183,366           1,091,650
      Diluted                                                  2,183,366           1,092,426

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     (Amounts in thousands)

                                                                              FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,
                                                                               2005        2004
                                                                               ----        ----
Cash flows from operating activities:
Net income (loss) from operations                                          $   (601)   $     64
Adjustments to reconcile net income to net cash used in operating activities:
            Minority interest                                                   (30)         24
            Depreciation                                                          6           8
            Provision (credit) for credit losses                                156        (148)
            Accretion of loan income and fees, net                               (2)        (40)
            Amortization of servicing assets                                      9           8
            Amortization of other assets                                          1           1
            Write down of foreclosed assets                                       -          25
            Unrealized loss on trading liabilities                               30           -
            Gain on sale of AFS securities                                      (40)         (1)
Changes in operating assets and liabilities:
            Accrued interest receivable                                          (9)        (40)
            Deferred tax assets                                                  22         182
            Other assets                                                          4      (1,162)
            Interest payable                                                     (9)         (7)
            Other liabilities                                                  (267)        132
                                                                           --------------------
                     Net cash used in operating activities                     (810)       (954)

Cash flows from investing activities:
            Principal payments received on investment securities held-
              to-maturity                                                         1           1
            Purchase of investment securities available-for-sale               (227)     (1,106)
            Sale of investment securities available-for-sale                    135           2
            Principal payments received on investment securities
              available-for-sale                                                 36          15
            Purchase of premises and equipment                                   (1)        (22)
            Loans originated, receivables purchased, and principal
              collections, net                                                  375        (879)
                                                                           --------------------
                     Net cash provided (used) in investing activities           319      (1,989)

Cash flows from financing activities:
            Increase in noninterest bearing deposits                              -         224
            Increase (decrease) in NOW/MMA deposits                             250         (18)
            Decrease  in certificates of deposit                             (6,709)     (1,272)
            Cash in lieu of fractional shares for reverse stock split            (1)          -
                                                                           --------------------
                     Net cash used in financing activities                   (6,460)     (1,066)

Net decrease in cash and cash equivalents                                    (6,951)     (4,009)

            Cash and cash equivalents at beginning of period                 22,181       7,245
                                                                           --------------------
            Cash and cash equivalents at end of period                     $ 15,230    $  3,236
                                                                           ====================

                                           (Continued)

                            WEBFINANCIAL CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                                     (Amounts in thousands)

                                                                         FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,

                                                                       2005                2004
                                                                       ----                ----
 Supplemental disclosure of cash flow information:
             Cash paid for interest                                    $  50              $ 141
             Cash paid for income taxes                                $   3              $  21

Supplemental disclosure of additional non-cash activities:

At June 30,  2005,  the  Company  had a balance  of net  unrealized  gains  from available-for-sale  securities  of $1,479.  The balance at December 31, 2004 was
$1,128.  Net unrealized  gains and losses on  available-for-sale  securities are shown as "accumulated other comprehensive income" on the Condensed  Consolidated
Statements  of  Financial  Condition.  The  change  in net  unrealized  gains on available-for-sale  securities  between  the  two  periods  resulted  in a  $351 increase in accumulated  other  comprehensive  income in the first six months of
2005.

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

            In the opinion of  management,  all  adjustments  are  comprised  of normal  recurring  accruals  necessary for the fair  presentation of the interim financial  statements.  Operating  results  for the three  months and six months ended June 30, 2005 are not  necessarily  indicative  of the results that may be expected for the year ending December 31, 2005.

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

            As  of  June  30,  2005,   accumulated  other  comprehensive  income
consisted of the following:

                   Balance at December 31, 2004                       $1,128
                   Net change during the period related
                      to unrealized holding gains on
                      available-for-sale securities arising
                      during the period.                                 351
                                                                     -------
                   Balance at June 30, 2005                           $1,479
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

            For the first six months of 2005,  the Company  recognized  only one operating segment.  This segment included commercial lending,  fee for services, and investment  activities and is labeled "other" in the table below. During the first six months of 2004,  the Company  recognized  two operating  segments.  In addition to the "other" segment described above,  WebBank's accounts  receivable program  constituted a second operating  segment,  termed  "accounts  receivable factoring"  in the table below.  On December  30, 2004,  WebBank sold its entire portfolio  of factored  accounts  receivable  and  discontinued  that  operating segment.

The following is a summary of selected  operating  segment  information  for the three  months  and six  months  ended June 30,  2005 and 2004.  The  information represents  operating  results as if the segments were operated on a stand alone basis.  However,  the results do not reflect a full allocation of costs based on the  current  structure  of the  entities,  and thus the  results  might  not be comparable to like information from other companies.

                                                                       Accounts
                                                                      Receivable                            Consolidated
                                                                       Factoring            Other              Company
                                                                       ---------            -----              -------
THREE MONTHS ENDED JUNE 30, 2005:
Statement of Operations Information (Quarter):
   Net interest income after provision for credit
          losses                                                    $     -            $      54              $     54
   Noninterest income                                                     -                  114                   114
   Noninterest expense                                                    -                  533                   533
                                                                   ------------------------------------------------------
   Operating loss                                                         -                (365)                  (365)
   Income taxes                                                           -                 (60)                   (60)
   Loss attributable to minority interest                                 -                  19                     19
                                                                   ------------------------------------------------------
      Net loss                                                      $     -            $   (286)              $   (286)
                                                                   ======================================================
Statement of Financial Condition Information
     (As of June 30, 2005):
   Total assets                                                     $     -            $ 26,024               $ 26,024
   Net loans and purchased receivables                              $     -            $  5,100               $  5,100
   Deposits                                                         $     -            $  2,263               $  2,263

THREE MONTHS ENDED JUNE 30, 2004:
Statement of Operations Information (Quarter):
   Net interest income after credit  for credit losses              $   612            $    357               $    969
   Noninterest income                                                   180                 141                    321
   Noninterest expense                                                  425                 495                    920
                                                                   ------------------------------------------------------
   Operating income                                                     367                   3                    370
   Income taxes                                                           -                 115                    115
   (Income) attributable to minority interest                             -                 (16)                   (16)
                                                                   ------------------------------------------------------
      Net income (loss)                                             $   367            $   (128)              $    239
                                                                   ======================================================
Statement of Financial Condition Information
     (As of June 30, 2004):
   Total assets                                                     $ 8,573            $ 17,198               $ 25,771
   Net loans and purchased receivables                              $ 6,943            $  9,261               $ 16,204
   Deposits                                                         $ 7,201            $  3,650               $ 10,851

                                                           Accounts
                                                          Receivable                 Consolidated
                                                           Factoring     Other          Company
                                                           ---------     -----          -------
SIX MONTHS ENDED JUNE 30, 2005:
Statement of Operations Information (Period):
   Net interest income after credit for credit losses      $      -     $    269      $    269
   Noninterest income                                             -          232           232
   Noninterest expense                                            -        1,187         1,187
                                                           -----------------------------------
   Operating loss                                                 -         (686)         (686)
   Income taxes                                                   -          (55)          (55)
   Loss attributable to minority interest                         -           30            30
                                                           -----------------------------------
      Net loss                                             $      -     $   (601)     $   (601)
                                                           ===================================
Statement of Financial Condition Information
    (As of June 30, 2005):
   Total assets                                            $      -     $ 26,024      $ 26,024
   Net loans and purchased receivables                     $      -     $  5,100      $  5,100
   Deposits                                                $      -     $  2,263      $  2,263

SIX MONTHS ENDED JUNE 30, 2004:
Statement of Operations Information (Period):
   Net interest income after credit  for credit losses     $  1,283     $    606      $  1,889
   Noninterest income                                           261          275           536
   Noninterest expense                                          826        1,307         2,133
                                                           -----------------------------------
   Operating income (loss)                                      718         (426)          292
   Income taxes                                                   -          204           204
   (Income) attributable to minority interest                     -          (24)          (24)
                                                           -----------------------------------
      Net income (loss)                                    $    718     $   (654)     $     64
                                                           ===================================
Statement of Financial Condition Information
    (As of June 30, 2004):
   Total assets                                            $  8,573     $ 17,198      $ 25,771
   Net loans and purchased receivables                     $  6,943     $  9,261      $ 16,204
   Deposits                                                $  7,201     $  3,650      $ 10,851

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

            The Order required  WebBank to comply with a number of  requirements which  included,  but were not limited to,  increasing  the number of directors,
increasing  board  involvement,   hiring  new  executive  officers,  creating  a
three-year  strategic plan, charging off or collecting certain classified loans, revising and adopting  various  policies,  developing and adopting a budget plan and a capital plan designed to maintain an adequate level of capital  protection for the kind of and quality of assets  held by the bank,  and  establishing  and implementing procedures for affiliate  transactions.  The Order also immediately prohibited certain actions such as purchasing factored accounts receivable until proper  procedures  and policies are in place,  extending  additional  credit to substandard borrowers,  and paying cash dividends.  The Order further prohibited
WebBank from issuing  brokered  certificates  of deposit in an aggregate  amount greater than the amount  outstanding on the effective  date of the Order,  which was  $7,465,000.  The effective date of the Order was February 10, 2005, and the due  dates  for the  requirements  ranged  from 10 days  to 360  days  from  the effective date with the majority to be achieved within 120 days of the Order.

            WebBank  believes  that during the period  since the issuance of the
Order, it has provided all  information  required by the Order on a timely basis with the requirements of the Order. However, WebBank's compliance with the Order will not be fully  reviewed  by the FDIC and the Utah  Department  of  Financial
Institutions  until the next annual Safety and Soundness  examination  scheduled for September  2005. It is possible that regulators  could  determine  WebBank's submissions  to be  unacceptable.  The provisions of the Order will be in effect and enforceable until such provisions have been modified, terminated, suspended, or set aside by the FDIC and the  Department of Financial  Institutions  for the
State of Utah.  If WebBank does not comply with the terms of the Order,  WebBank and/or its Board of Directors could be subject to regulatory  fines,  additional regulatory  restrictions  and the  Company  could  be  forced  to sell or  close
WebBank.  The consolidated  financial  statements do not include any adjustments that might result from the outcome of this uncertainty.

            On July 27,  2005,  the FDIC and the Utah  Department  of  Financial
Institutions  granted WebBank a waiver from restrictions imposed on the issuance of brokered  certificates of deposit. The waiver allows WebBank to hold brokered deposits up to an aggregate of $20,000,000 through January 1, 2007. At that time the waiver will expire, and WebBank expects to submit a new request for approval of the use of brokered deposits.

6.          REVERSE STOCK SPLIT

            On March 9,  2005,  the  Company's  Board of  Directors  approved  a one-for-four reverse stock split, a reduction of the Company's authorized number of shares of common stock from 50,000,000 to 5,000,000  shares,  and a reduction of the Company's  authorized number of shares of preferred stock from 10,000,000 to  500,000  shares.  The  reverse  split was  effective  on April 5, 2005 as to stockholders of record on April 4, 2005. The reductions of authorized  number of shares of common and  preferred  stock were  effective  on April 5, 2005.  After giving effect to the reverse split and cash issued in lieu of fractional shares, there were 2,183,366 common shares issued and  outstanding.  The computations of basic and diluted income/(loss) per common share were adjusted retroactively for all periods presented to reflect the effect of the reverse split.

7.          EARNINGS (LOSS) PER SHARE

            Basic  earnings  (loss) per share are based on the weighted  average number of shares outstanding for each period.  Diluted earnings per common share are based on shares  outstanding  (computed  under  basic  EPS) and  potentially dilutive  shares.  Shares included in dilutive  earnings per share  calculations include  stock  options  granted  that  are in the  money  but have not yet been exercised.  In the money stock  options are adjusted  using the  Treasury  Stock method.  The Treasury Stock method assumes that proceeds from options  exercised are used to purchase  Treasury Stock at market prices.  The net number of shares
(option shares issued less Treasury  Stock  purchased) is the number of dilutive shares.

            The following tables show the computation of basic and fully diluted earnings per share for the three months and six months ended June 30, 2005.  The
2005 earnings per share calculation includes the results of the Company's common stock  subscription  rights offering concluded in August 2004, which doubled the number of common  shares  outstanding  at that time.  The earnings per share for both 2005 and 2004 reflect the effect of a one-for-four  reverse split effective in April 2005.

                                                                            FOR THE THREE MONTHS
                                                                               ENDED JUNE 30,

                                                                            2005         2004
                                                                            ----         ----
Income (loss) available to common shareholders                          $    (286)    $      239

BASIC EARNINGS PER SHARE

Computation of EPS shares - basic:
   Common shares outstanding entire period                              2,183,366      1,091,650
   Weighted average common shares issued or cancelled during period             -              -
                                                                        ------------------------
         Weighted average common shares outstanding during period -
           basic                                                        2,183,366      1,091,650
                                                                        ========================

Net income (loss) per common share - basic                              $    (.13)    $      .22
                                                                        ========================

DILUTED EARNINGS PER SHARE

Computation of EPS shares - fully diluted:
   Weighted average common shares outstanding during period - basic     2,183,366      1,091,650
   Dilutive effect of stock options                                             -            804
                                                                        ------------------------
         Weighted average common shares outstanding during
           period - diluted                                             2,183,366      1,092,454
                                                                        ========================

Net income (loss) per common share - diluted                            $    (.13)    $      .22
                                                                        ========================

Potentially dilutive shares not used in diluted EPS:
   Outstanding stock options not in the money                               2,462         69,106
   Outstanding stock options in the money but antidilutive
      because of a net loss for the period                                  3,282              -

                                                                            FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                           2005           2004
                                                                           ----           ----
Income (loss) available to common shareholders                         $    (601)     $       64

BASIC EARNINGS PER SHARE

Computation of EPS shares - basic:
   Common shares outstanding entire period                             2,183,366       1,091,650
   Weighted average common shares issued or cancelled during
     period                                                                    -               -
                                                                       -------------------------
        Weighted average common shares outstanding during
          period basic                                                 2,183,366       1,091,650
                                                                       =========================

Net income (loss) per common share - basic                            $    (.28)      $      .06
                                                                       =========================

DILUTED EARNINGS (LOSS) PER SHARE

Computation of EPS shares - fully diluted:
   Weighted average common shares outstanding during period -
     basic                                                             2,183,366       1,091,650
   Dilutive effect of stock options                                            -             776
                                                                       -------------------------
         Weighted average common shares outstanding during
          period - diluted                                             2,183,366       1,092,426
                                                                       =========================

Net income (loss) per common share - diluted                          $     (.28)     $      .06
                                                                      ==========================

Potentially dilutive shares not used in diluted EPS:
   Outstanding stock options not in the money                              2,462          69,106
   Outstanding stock options in the money but antidilutive
     because of a net loss for the period                                  3,282               -

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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
TRADING PRICE OF THE COMPANY'S COMMON STOCK MAY BE SUBJECT TO WIDE  FLUCTUATIONS
IN RESPONSE TO  QUARTERLY  VARIATIONS  IN OPERATING  RESULTS AND OTHER  FACTORS,
INCLUDING THOSE  DISCUSSED IN THIS QUARTERLY  REPORT ON FORM 10-QSB AND THE RISK
FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB.

            The  following  discussion  should be read in  conjunction  with the condensed  consolidated unaudited interim financial statements as of and for the three  month and six month  periods  ended June 30,  2005 of the Company and the notes thereto presented elsewhere herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

            The net loss for the quarter  ended June 30, 2005 was  $(286,000) or
$(.13) per share  compared  to net income of  $239,000 or $.22 per share for the same  period in 2004,  a  decrease  of  $525,000.  The 2005  earnings  per share calculation  includes the results of the  Company's  common  stock  subscription rights  offering  concluded in August 2004,  which  doubled the number of common shares  outstanding  at that time. The earnings per share for both 2005 and 2004 reflect the effect of a  one-for-four  reverse  split that became  effective  in
April 2005.

            The  Company's  net interest  income before credit for credit losses decreased  by  $627,000.  Interest  income from  accounts  receivable  factoring decreased  by  $677,000  due to the sale of the  accounts  receivable  factoring portfolio in December 2004.  Interest income from interest  bearing  deposits in other banks  increased  by $95,000  because the proceeds  from the  subscription rights offering and the sale of the accounts receivable factoring portfolio were invested primarily in these instruments. Interest income from loans decreased by
$66,000 due to reductions in commercial  loan balances.  The average  balance of the commercial loan portfolio for the second quarter of 2005 was $4,065,000 less than the average for the second  quarter of 2004. The Company  discontinued  new originations of commercial loans in 2001, and the portfolio has been running off since  that  time.  Interest  expense  decreased  by  $38,000  due  to a  nearly
$6,400,000 decrease in average certificates of deposit.

            The following  table shows an analysis of net interest income before provision (credit) for credit losses for the three-month  periods ended June 30,
2005 and 2004 (amounts in thousands):

                                                      Average     Interest    Ave. Annual
                                                       Amount      Earned      Yield/Rate
                                                       ------      ------     -----------
        QUARTER ENDED JUNE 30, 2005

INTEREST EARNING ASSETS
Interest bearing deposits in other banks              $16,935      $   101        2.39%
Federal funds sold                                          -            -            -
Investment securities                                   3,159           12        1.52%
Loans, net                                              5,880          129        8.78%
Purchased receivables
   Accounts receivable factoring                            -            -            -
   Other                                                    -            -            -
                                                      --------------------
   TOTAL INTEREST EARNING ASSETS                      $25,974      $   242        3.73%
                                                      ====================

INTEREST BEARING LIABILITIES
NOW/MMA deposits                                      $    48      $     -        2.50%
Certificates of deposit                                 3,886           23        2.37%
                                                      --------------------
   TOTAL INTEREST BEARING LIABILITIES                 $ 3,934      $    23        2.37%
                                                      ====================

NET INTEREST INCOME                                                $   219
                                                                   =======
NET INTEREST MARGIN                                                               3.37%

                                                      Average      Interest     Ave. Annual
                                                      Amount        Earned       Yield/Rate
                                                      ------        ------       ----------
        QUARTER ENDED JUNE 30, 2004

INTEREST EARNING ASSETS
Interest bearing deposits in other banks              $ 1,987      $     6         1.21%
Federal funds sold                                      1,008            3         1.19%
Investment securities                                   1,640           22         5.37%
Loans, net                                              9,945          195         7.84%
Purchased receivables
   Accounts receivable factoring                        7,325          677        36.97%
   Other                                                  179            4         8.94%
                                                      --------------------
   TOTAL INTEREST EARNING ASSETS                      $22,084      $   907        16.43%
                                                      ====================

INTEREST BEARING LIABILITIES
NOW/MMA deposits                                      $    82      $     3         4.26%
Certificates of deposit                                10,234           58         2.27%
                                                      --------------------
   TOTAL INTEREST BEARING LIABILITIES                 $10,516      $    61         2.31%
                                                      ====================

NET INTEREST INCOME                                                $   846
                                                                   =======
NET INTEREST MARGIN                                                               15.32%

            The  following  table  represents  the  effect of  changes in volume
(average  balances) and interest rates on interest income,  interest expense and net  interest  income when  comparing  the second  quarter of 2005 to the second quarter  of 2004.  The  effect  of a change  in volume  has been  determined  by applying the highest average rate to the change in the average  balances between the two periods.  The effect of a change in the average rate has been determined by applying the highest  average  balance to the change in average rates between the two periods.  Changes  resulting  from a mix of  volume/rate  variances were distributed proportionately between volume and rate based on the relative values of the volume and rate variances to the total mix variance.

                                           QUARTER ENDED JUNE 30, 2005 COMPARED TO 2004
                                           --------------------------------------------
                                                   (amounts in thousands)
                                             Due to
                                             Volume    Due to Rate    Total Change
                                             ------    -----------    ------------
INCREASE (DECREASE) IN INTEREST INCOME
Interest bearing deposits in other banks     $  84       $  11        $  95
Federal funds sold                              (3)          -           (3)
Investment securities                            6         (16)         (10)
Loans, net                                     (80)         14          (66)
Purchased receivables
   Accounts receivable factoring              (677)          -         (677)
   Other                                        (4)          -           (4)
                                             ------------------------------
   TOTAL INTEREST INCOME                     $(674)      $   9        $(665)
                                             ==============================

INCREASE (DECREASE) IN INTEREST EXPENSE
NOW/MMA deposits                             $  (2)      $   -         $ (2)
Certificates of deposit                        (37)          1          (36)
                                             -----------------------------
   TOTAL INTEREST EXPENSE                    $ (39)      $   1         $(38)
                                             =============================

            The  provision  (credit) for credit  losses  changed by $288,000.  A credit for credit  losses in 2004 rather than a provision  for credit losses was
the  result  of  principal   reductions   and  risk  grade  changes  within  the
discontinued  commercial  loan  portfolio at WebBank.  The  allowance for credit losses is  established  as  losses  are  estimated  to have  occurred  through a provision  for credit  losses  charged to  earnings.  Credit  losses are charged against the allowance when management believes the uncollectibility of a loan or receivable balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The Company had no  charge-offs or recoveries  during the second quarter of 2005,  however,  a potential  loss on a commercial  loan  resulted in additional loan loss provision during that period.

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

            The following table shows an analysis of the Company's allowance for credit  losses  for the  quarters  ended  June 30,  2005 and  2004  (amounts  in thousands):

                                                            QUARTER ENDED JUNE 30,
                                                              2005         2004
                                                              ----         ----

Balance at beginning of period                              $   312      $ 1,228

Charge-offs by category:
    Commercial, financial and agricultural                        -            -
    Installment loans to individuals                              -            3
    Purchased receivables
         Accounts receivable factoring                            -           32
         Other                                                    -            -
                                                            --------------------
             Total charge-offs                                    -           35

Recoveries by category:
    Commercial, financial and agricultural                        -            -
    Installment loans to individuals                              -            -
    Purchased receivables
         Accounts receivable factoring                            -            -
         Other                                                    -            -
                                                            --------------------
             Total recoveries                                     -            -
                                                            --------------------

Net charge-offs                                                   -           35

Provision (credit) for credit losses                            165         (123)
                                                            --------------------

Balance at end of period                                    $   477      $ 1,070
                                                            ====================

Ratio of net charge offs to average loans
  outstanding during the quarter                               0.00%        0.20%
                                                            ====================

            The following table shows the allocation between categories of loans for the  allowance  for credit  losses as of June 30, 2005 and 2004  (amounts in thousands):

                                                               JUNE 30,
                                                   2005                         2004
                                                   ----                         ----

                                           Amount of   % of loans in   Amount of    % of loans in
                                          allowance     category to    allowance     category to
Balance at End of Quarter Applicable to:   category     total loans    by category   total loans
                                          ----------   ------------    -----------  -------------

Commercial, financial and agricultural     $  468        100.00%       $  929         57.72%
Installment loans to individuals                -          0.00%            1          0.36%
Purchased receivables
   Accounts receivable factoring                -          0.00%          135         41.02%
   Other                                        -          0.00%            5           .91%
Unallocated                                     9            N/A            -            N/A
                                           -------------------------------------------------
   Totals                                  $  477        100.00%       $1,070        100.00%
                                           =================================================

            Noninterest income for the Company decreased by $207,000. Fee income
increased   by  $40,000,   primarily   because  of   additional   revenue   from
fee-for-services  partners at WebBank.  Accounts receivable  factoring servicing revenue  decreased by $180,000  because of the sale of the  accounts  receivable factoring portfolio in December 2004.  Miscellaneous income decreased by $68,000
because  2004  included  servicing  fees  for  accounts   receivable   factoring
participations which were eliminated after the sale of the factoring portfolio.

            The   Company's   noninterest   expenses   decreased   by  $387,000,
comparatively, between the two quarters. The primary reason for the change was a
$422,000 decrease in accounts  receivable  factoring  management and broker fees related to the discontinued  factoring  program.  Salaries,  wages, and benefits expenses  decreased by $98,000 due to a reduction of staff and discontinuance of a bonus accrual at WebBank.  Professional  and legal fees  increased by $106,000 due to compliance efforts related to the Order. The Company recognized a $35,000 realized loss on a short sale of  unregistered  securities in the second quarter of 2005  which was  partially  offset by a $23,000  unrealized  gain on the same short position.

            Income tax expense decreased by $175,000.  The Company established a valuation reserve to cover its net operating loss at the end of 2004.

            Other  comprehensive  income decreased by $562,000 due to changes in the market value of securities available-for-sale.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

            The net loss for the six months  ended June 30, 2005 was  $(601,000)
or $(.28) per share  compared to net income of $64,000 or $.06 per share for the same  period in 2004.  The 2005  earnings  per share  calculation  includes  the results of the Company's common stock subscription  rights offering concluded in
August 2004 which doubled the number of common shares  outstanding at that time.
The  earnings  per  share  for both  2005  and  2004  reflect  the  effect  of a one-for-four reverse split that became effective in April 2005.

            The Company's  net interest  income  before  provision  (credit) for credit losses decreased by $1,316,000.  Interest income from accounts receivable factoring  decreased by  $1,407,000  due to the sale of the accounts  receivable factoring  portfolio in December  2004.  Interest  income from interest  bearing deposits in other banks  increased  by $182,000  because the  proceeds  from the subscription rights offering and the sale of the accounts  receivable  factoring portfolio were invested  primarily in these  instruments.  Interest  income from loans decreased by $130,000 due to reductions in commercial  loan balances.  The average  balance of the  commercial  loan  portfolio for the first six months of
2005 was approximately $3,500,000 less than the average for the first six months of 2004. The Company  discontinued new originations of commercial loans in 2001.
Interest  expense  decreased by $69,000 due to a nearly  $5,000,000  decrease in average certificates of deposit.

            The following  table shows an analysis of net interest income before credit for credit  losses for the six month periods ended June 30, 2005 and 2004
(amounts in thousands):

                                                    Average    Interest       Ave. Annual
                                                     Amount     Earned        Yield/Rate
                                                    -------    -------        -----------

      SIX MONTHS ENDED JUNE 30, 2005

INTEREST EARNING ASSETS
Interest bearing deposits in other banks           $18,951      $   197        2.08%
Federal funds sold                                       -            -            -
Investment securities                                3,300           35        2.12%
Loans                                                5,839          258        8.84%
Purchased receivables
   Accounts receivable factoring                         -            -            -
   Other                                                 -            -            -
                                                   --------------------
  TOTAL INTEREST EARNING ASSETS                    $28,090      $   490        3.49%
                                                   ====================

INTEREST BEARING LIABILITIES
NOW/MMA deposits                                   $    25      $     -        2.40%
Certificates of deposit                              5,710           65        2.27%
                                                   --------------------
   TOTAL INTEREST BEARING LIABILITIES              $ 5,735      $    65        2.27%
                                                   ====================

NET INTEREST INCOME                                             $   425
                                                               ========
NET INTEREST MARGIN                                                            3.03%

                                                    Average    Interest       Ave. Annual
                                                     Amount     Earned        Yield/Rate
                                                    -------    -------        -----------

      SIX MONTHS ENDED JUNE 30, 2004

INTEREST EARNING ASSETS
Interest bearing deposits in other banks           $ 3,913      $    15         0.77%
Federal funds sold                                   1,224            7         1.14%
Investment securities                                1,021           49         9.60%
Loans                                                9,392          388         8.26%
Purchased receivables
   Accounts receivable factoring                     7,173        1,407        39.23%
   Other                                               208            9         8.65%
                                                   --------------------
  TOTAL INTEREST EARNING ASSETS                    $22,931      $ 1,875        16.35%
                                                   ====================

INTEREST BEARING LIABILITIES
NOW/MMA deposits                                   $   340      $     4         2.35%
Certificates of deposit                             10,705          130         2.45%
                                                   ---------------------
   TOTAL INTEREST BEARING LIABILITIES              $11,045      $   134         2.44%
                                                   =====================

NET INTEREST INCOME                                             $ 1,741
                                                                ========
NET INTEREST MARGIN                                                            15.18%

            The  following  table  represents  the  effect of  changes in volume
(average  balances) and interest rates on interest income,  interest expense and net interest income when comparing the first six months of 2005 to the first six months of 2004. The effect of a change in volume has been determined by applying the highest average rate to the change in the average  balances  between the two periods.  The  effect of a change in the  average  rate has been  determined  by applying the highest  average balance to the change in average rates between the two  periods.  Changes  resulting  from  a mix  of  volume/rate  variances  were distributed proportionately between volume and rate based on the relative values of the volume and rate variances to the total mix variance.

                                          SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO 2004
                                          ----------------------------------------------
                                                   (amounts in thousands)
                                                Due         Due to       Total
                                             to Volume       Rate       Change

INCREASE (DECREASE) IN INTEREST INCOME
Interest bearing deposits in other banks     $   126      $    56      $   182
Federal funds sold                                (7)           -           (7)
Investment securities                             24          (38)         (14)
Loans                                           (147)          17         (130)
Purchased receivables
   Accounts receivable factoring              (1,407)           -       (1,407)
   Other                                          (9)           -           (9)
                                             ---------------------------------
   TOTAL INTEREST INCOME                     $(1,420)     $    35      $(1,385)
                                             =================================

INCREASE (DECREASE) IN INTEREST EXPENSE
NOW/MMA deposits                             $    (4)     $     -      $    (4)
Certificates of deposit                          (60)          (5)         (65)
                                             ----------------------------------
   TOTAL INTEREST EXPENSE                    $   (64)     $    (5)     $   (69)
                                             =================================

            The  provision  (credit) for credit  losses  changed by $304,000.  A credit for credit  losses in 2004 rather than a provision  for credit losses was
the  result  of  principal   reductions   and  risk  grade  changes  within  the
discontinued  commercial  loan  portfolio at WebBank.  The  allowance for credit losses is  established  as  losses  are  estimated  to have  occurred  through a provision  for credit  losses  charged to  earnings.  Credit  losses are charged against the allowance when management believes the uncollectibility of a loan or receivable balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. The Company had no charge-offs or recoveries during the first six months of 2005,  however,  a potential  loss on a  commercial  loan  resulted in additional loan loss provision during that period.

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

            The following table shows an analysis of the Company's allowance for credit  losses  for the six  months  ended June 30,  2005 and 2004  (amounts  in thousands):

                                                         SIX MONTHS ENDED JUNE 30,
                                                         -------------------------
                                                            2005          2004
                                                            ----          ----

Balance at beginning of year                              $   321      $ 1,302

Charge-offs by category:
      Commercial, financial and agricultural                    -            -
      Installment loans to individuals                          -            6
      Purchased receivables
          Accounts receivable factoring                         -           78
          Other                                                 -            -
                                                          -------      -------
                Total charge-offs                               -           84

Recoveries by category:
      Commercial, financial and agricultural                    -            -
      Installment loans to individuals                          -            -
      Purchased receivables
          Accounts receivable factoring                         -            -

          Other                                                 -            -
                                                          -------      -------
                Total recoveries                                -            -
                                                          -------      -------

Net charge-offs                                                 -           84

Provision (credit) for credit losses                          156         (148)
                                                          -------      -------

Balance at end of period                                  $   477      $ 1,070
                                                          =======      =======

Ratio of net charge-offs to average loans outstanding
during the period                                            0.00%        0.50%
                                                          =======      =======

            The following table shows the allocation between categories of loans for the  allowance  for credit  losses as of June 30, 2005 and 2004  (amounts in thousands):

                                                                         JUNE 30,
                                                          2005                             2004
                                                          ----                             ----

                                                Amount of      % of loans in    Amount of       % of loans in
                                               allowance by     category to     allowance        category to
Balance at End of Period Applicable to:         category        total loans    by category       total loans
                                               ------------    -------------   -----------      ------------

Commercial, financial and agricultural          $ 468             100.00%         $  929           57.72%
Installment loans to individuals                    -                   -              1            0.36%
Purchased receivables
   Accounts receivable factoring                    -                   -            135           41.02%
   Other                                            -                   -              5             .91%
Unallocated                                         9                 N/A              -              N/A
                                             -------------------------------------------------------------
   Totals                                       $ 477             100.00%         $1,070          100.00%
                                             =============================================================

            Noninterest  income  for the  Company  decreased  by  $304,000.  The
Company  recognized  gains of  $41,000  on the sale of  securities  in the first quarter  of  2005.  Fee  income  increased  by  $27,000,  primarily  because  of
additional  revenue  from   fee-for-services   partners  at  WebBank.   Accounts
receivable factoring servicing revenue decreased by $261,000 because of the sale of the accounts receivable  factoring portfolio in December 2004.  Miscellaneous income decreased by $111,000  because 2004 included  servicing fees for accounts receivable factoring  participations which were eliminated after the sale of the factoring portfolio.

            The  Company's  noninterest  expenses  decreased  by  $946,000.  The primary  reason for the change was a $774,000  decrease in  accounts  receivable factoring  management  and broker  fees  related to the  discontinued  factoring program.  Salaries,  wages, and benefits expenses decreased by $289,000 due to a reduction of staff and discontinuance of a bonus accrual at WebBank. The Company recognized a total of $65,000 of realized and unrealized loss on a short sale of unregistered securities in 2005.

            Income tax expense  decreased  by  $259,000  between  quarters.  The
Company  established a valuation  reserve to cover its net operating loss at the end of 2004.

            Other  comprehensive  income increased by $176,000 due to changes in the market value of securities available- for-sale.

LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 2005 and December 31, 2004,  the Company's cash and cash equivalents totaled $15,230,000 and $22,181,000, respectively. The cash and cash equivalent  balances at those dates included  proceeds from the Company's common stock subscription rights offering in August 2004 and the December 30, 2004 sale of the accounts receivable  factoring  portfolio.  The approximately  $7,000,000 decrease in cash and cash equivalent balances between December 31, 2004 and June
30, 2005 reflects the maturities of nearly  $6,700,000 of brokered  certificates of deposit.  Until the Company  establishes new lines of business to replace the accounts  receivable  factoring  program,  the Company  anticipates that it will continue  to use its cash and  cash  equivalent  balances  to  reduce  remaining outstanding certificates of deposit as they mature.

            Funding for WebBank is obtained primarily from brokered certificates of deposit  obtained  through  brokers and from a $1,000,000  unsecured  line of credit with a local  correspondent  bank. The Order,  described in Note 5 of the
Notes to Condensed Consolidated  Financial Statements,  restricted the amount of brokered  certificates  of  deposits  that  WebBank  was allowed to issue to the amount  outstanding  on the effective date of the Order,  which was  $7,465,000.
Further,  because  WebBank is subject to the Order,  WebBank is considered  only
"adequately  capitalized"  and must  obtain a waiver to issue  any new  brokered certificates  of deposit.  On July 27, 2005, the FDIC and the Utah Department of
Financial Institutions granted WebBank a waiver from restrictions imposed on the issuance of brokered  certificates of deposit. The waiver allows WebBank to hold brokered deposits up to an aggregate of $20,000,000  through January 1, 2007. At that time the waiver will  expire,  and WebBank  expects to submit a new request for approval of the use of brokered deposits

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

            The Company's exposure to credit loss in the event of nonperformance by the other party to the financial  instrument for commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policy in making  commitments and conditional  obligations as it does for on-balance sheet  instruments.  At June 30, 2005 and December 31, 2004, the Company's had no undisbursed loan commitments.

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

            As of December 31, 2004, the Company determined that the lack of new lines of business to replace the accounts receivable  factoring line of business made it "more  likely  than  not" that the net  operating  loss  portion  of the deferred tax asset would not be realized.  Therefore,  a valuation allowance was established to cover the portion of WebBank's deferred tax assets related to its remaining net operating  loss portion,  leaving a net deferred tax asset balance of $303,000. The deferred tax asset balance was $361,000 at June 30, 2005.

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

            In connection with the Company's  evaluation of the effectiveness of the design and operation of the  Company's  disclosure  controls and  procedures pursuant to  Securities  Exchange  Act Rules  13a-15(e)  and  15d-15(e)  for the
Company's  2004 Form 10-KSB,  the Company's  independent  auditors  discovered a material  weakness in internal  controls.  A material  weakness is a significant deficiency  that  results  in more  than a  remote  likelihood  that a  material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weakness  discovered involved a segregation of duties regarding the general ledger and financial  applications  data processing system
(the "System").  Shortly after the material weakness was discovered, the Company conducted an  examination,  with the  assistance of another  outside  accounting firm, of all System maintenance activities for each day of the year 2004 and for
the  year-to-date   2005.  Such   examination   indicated  no  inappropriate  or
unauthorized maintenance activity during the periods reviewed. Subsequent to the examination, an independent staff member reviews system maintenance records on a daily basis. During the second quarter of 2005, permanent arrangements were made to  segregate  the system  administrator  from user  duties.  Based on the above actions taken to date, the Company  believes that it has taken  sufficient steps to address this weakness.

            As of the end of the period covered by this Form 10-QSB, the Company carried out an evaluation  under the  supervision  of the Company's  management, including the Company's Chief Executive Officer and Chief Financial Officer,  of
the  effectiveness  of the  design and  operation  of the  Company's  disclosure controls and procedures  pursuant to Securities Exchange Act Rules 13a-15(e) and
15d-15(e).  Based upon that  evaluation,  prior  period  testing and  corrective actions taken, the Chief Executive  Officer and Chief Financial  Officer believe that  the  Company's  disclosure  controls  and  procedures  are  effective  and sufficient  to insure that  information  required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and  reported  within  the  time  periods  specified  by  the  SEC's  rules  and regulations.  Other than the issue  discussed  above,  there were no significant changes  in the  Company's  internal  controls  or in other  factors  that could significantly affect these controls subsequent to the date of their evaluation.

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
For example, WebBank developed and submitted a written three-year strategic plan within  120  days of the  effective  date of the  Order.  Although  the  Company believes that WebBank will comply fully with the Order on a timely basis,  it is possible that unforeseen  circumstances could cause responses to be unacceptable to the regulators.

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

Date:  August 15, 2005                 WEBFINANCIAL CORPORATION

                                       By: /s/ James R. Henderson
                                       --------------------------
                                       James R. Henderson
                                       President and Chief Executive Officer

                                       By: /s/ Glen M. Kassan
                                       ----------------------
                                       Glen M. Kassan
                                       Vice President and Chief Financial Officer

