Form 10QSB
period 2005-09-30
WEBFINANCIAL CORP
filed 2005-11-21
CIK 85149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

     /X/    Quarterly  report  under  Section  13 or  15(d)  of  the  Securities
            Exchange Act of 1934

                  For the quarterly period ended September 30, 2005

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

                                Yes [ X ] No [ ]

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the  Exchange  Act)

                                Yes [ ] No [ X ]

            Shares of Issuer's  Common Stock  Outstanding  at November 14, 2005:
2,183,366

            Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                                                         INDEX

PART I - FINANCIAL INFORMATION                                                                     PAGE NUMBER
------------------------------                                                                     -----------

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Statements of Financial Condition as of
         September 30, 2005 (unaudited) and December 31, 2004..........................................2

         Condensed Consolidated Statements of Operations and Comprehensive Income
         (Loss) for the Three Months Ended September 30, 2005 and 2004 (unaudited).....................4

         Condensed Consolidated Statements of Operations and Comprehensive Income
         (Loss) for the Nine Months Ended September 30, 2005 and 2004 (unaudited)......................6

         Condensed Consolidated Statements of Cash Flows

PART II - OTHER INFORMATION

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (Amounts in thousands except share data)

                                        ASSETS                            SEPTEMBER 30,    DECEMBER 31,
                                                                             2005            2004
                                                                          ------------     -----------
                                                                          (unaudited)

Cash and due from banks                                                    $      3         $      4
Interest bearing deposits in other banks                                      8,096           22,177
                                                                           --------         --------
           Total cash and cash equivalents                                    8,099           22,181

 Investment securities
      Held-to-maturity (estimated fair value $45 at September 30, 2005
        and $46 at December 31, 2004)                                            45               46
      Available-for-sale                                                      3,079            2,666
                                                                           --------         --------
           Total investment securities                                        3,124            2,712

Loans                                                                         6,735            5,950
      Allowance for credit losses                                              (181)            (321)
                                                                           --------         --------
          Total loans, net                                                    6,554            5,629

Foreclosed assets                                                               100              100
Premises and equipment, net                                                      16               21
Accrued interest receivable                                                      85               40
Deferred tax assets                                                              78              303
Investments                                                                   4,396            1,000
Other assets                                                                  1,055            1,024
                                                                           --------         --------
Total                                                                      $ 23,507         $ 33,010
                                                                           ========         ========

                                         (Continued)

                                WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
                                (Amounts in thousands except share data)

                                                                                            SEPTEMBER 30,   DECEMBER 31
                                                                                                2005          2004
                                                                                            -----------     ----------
                              LIABILITIES AND STOCKHOLDERS' EQUITY                           (unaudited)

          Deposits
                NOW/MMA accounts                                                               $    252      $     --
                Certificates of deposit                                                              --         8,722
                                                                                               --------      --------
                     Total deposits                                                                 252         8,722

          Other liabilities                                                                         371           480
                                                                                               --------      --------
                Total liabilities before minority interest                                          623         9,202

          Minority interest                                                                         336           399

          Commitments and contingencies (See Footnote 5)                                             --            --

          Stockholders' Equity
                Preferred stock,  500,000 shares authorized,  none issued at September 30,
                   2005 and 10,000,000 shares authorized, none issued
                   at December 31, 2004                                                              --            --
                Common stock, 5,000,000 shares authorized, $.001 par value,
                   2,183,366 shares issued and outstanding at September 30, 2005 and 50,000,000 shares authorized, $.001 par value, 2,183,433
                   shares issued and outstanding at December 31, 2004                                 2             2
                Paid-in-capital                                                                  47,647        47,648
                Accumulated  deficit                                                            (26,380)      (25,369)
                Accumulated other comprehensive income                                            1,279         1,128
                                                                                               --------      --------
                     Total stockholders' equity                                                  22,548        23,409
                                                                                               --------      --------
                                                                                               $ 23,507      $ 33,010
                                                                                               ========      ========

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                   WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                                          INCOME (LOSS) (UNAUDITED)
                                (Amounts in thousands except per share amounts)

                                                                             FOR THE THREE MONTHS
                                                                               ENDED SEPTEMBER 30,

                                                                               2005         2004
                                                                            ---------    ---------
Interest income
      Loans, including fees                                                 $   181      $   257
      Purchased receivables
           Accounts receivable factoring                                         --          490
           Other                                                                 --            3
      Interest bearing deposits in other banks                                   87           11
      Federal funds sold                                                         --            3
      Investment securities                                                      14           23
                                                                            -------      -------
           Total interest income                                                282          787

Interest expense                                                                  7           59
                                                                            -------      -------

           Net interest income before credit for credit losses                  275          728

Provision for credit losses                                                      16        1,149
                                                                            -------      -------

           Net interest income (loss) after provision for credit losses         259         (421)

Noninterest income
      Gain on sale of assets                                                     30           --
      Fee income                                                                 99           69
      Accounts receivable factoring servicing revenue                            --          170
      Miscellaneous income, net                                                   8           58
                                                                            -------      -------
           Total noninterest income                                             137          297

Noninterest expenses
      Salaries, wages, and benefits                                             172           68
      Professional and legal fees                                               145           60
      Accounts receivable factoring management and broker fees                   --          (83)
      Other management fees - related party                                      78           78
      Unrealized loss on trading liabilities                                     16           --
      Realized loss on trading liabilities                                       --           --
      Other general and administrative                                          145          158
                                                                            -------      -------
           Total noninterest expenses                                           556          281
                                                                            -------      -------
             Operating loss                                                    (160)        (405)

Income tax provision (benefit)                                                  283         (129)
                                                                            -------      -------

      Loss before minority interest                                            (443)        (276)

      (Income) loss attributable to minority interest                            33          (21)
                                                                            -------      -------
           Net loss                                                            (410)        (255)

                                        (Continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                       INCOME (LOSS) (UNAUDITED)(CONTINUED)
                              (Amounts in thousands
                            except per share amounts)

                                                                         FOR THE THREE MONTHS
                                                                          ENDED SEPTEMBER 30,

                                                                         2005            2004
                                                                     -----------      -----------
Other comprehensive income (loss)
      Unrealized gains (losses) on available-for-sale securities            (200)              16
      Income tax expense on other comprehensive income                        --               --
                                                                     -----------      -----------
           Total other comprehensive income (loss), net of tax              (200)              16
                                                                     -----------      -----------

Comprehensive loss                                                   $      (610)     $      (239)
                                                                     ===========      ===========

Net loss per common share, basic and diluted                         $      (.19)     $      (.16)
Weighted average number of common shares, basic and diluted            2,183,366        1,607,516

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                              WEBFINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                                     INCOME (LOSS) (UNAUDITED)
                           (Amounts in thousands except per share amounts)

                                                                          FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,

                                                                            2005        2004
                                                                          -------      -------
Interest income
      Loans, including fees                                               $   439      $   645
      Purchased receivables
           Accounts receivable factoring                                       --        1,897
           Other                                                               --           12
      Interest bearing deposits in other banks                                284           26
      Federal funds sold                                                       --           10
      Investment securities                                                    49           72
                                                                          -------      -------
           Total interest income                                              772        2,662

Interest expense                                                               72          193
                                                                          -------      -------

                Net interest income before credit for credit losses           700        2,469

Provision for credit losses                                                   172        1,001
                                                                          -------      -------

                Net interest income after provision for credit losses         528        1,468

Noninterest income
      Gain on sale of assets                                                   72           15
      Fee income                                                              260          203
      Accounts receivable factoring servicing revenue                          --          431
      Miscellaneous income, net                                                37          184
                                                                          -------      -------
           Total noninterest income                                           369          833

Noninterest expenses
      Salaries, wages, and benefits                                           372          557
      Professional and legal fees                                             529          390
      Accounts receivable factoring management and broker fees                 --          691
      Other management fees - related party                                   223          225
      Unrealized loss on trading liabilities                                   46           --
      Realized loss on trading liabilities                                     35           --
      Other general and administrative                                        538          551
                                                                          -------      -------
           Total noninterest expenses                                       1,743        2,414
                                                                          -------      -------
                Operating loss                                               (846)        (113)

Income tax provision                                                          228           75
                                                                          -------      -------

      Loss before minority interest                                        (1,074)        (188)

Loss attributable to minority interest                                         63            3
                                                                          -------      -------

      Net loss                                                             (1,011)        (191)

                                        (Continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                      INCOME (LOSS) (UNAUDITED) (CONTINUED)
                (Amounts in thousands except per share amounts)

                                                                  FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,

                                                                    2005             2004
                                                                -----------      -----------
Other comprehensive income
     Unrealized gains on available-for-sale securities                  151              191
     Income tax expense on other comprehensive income                    --               --
                                                                -----------      -----------
          Total other comprehensive income, net of tax                  151              191
                                                                -----------      -----------

Comprehensive loss                                              $      (860)     $        --
                                                                ===========      ===========

Net loss per common share, basic and diluted                    $      (.46)     $      (.15)
Weighted average number of common shares, basic and diluted       2,183,366        1,263,605

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (Amounts in thousands)

                                                                                      FOR THE NINE MONTHS
                                                                                      ENDED SEPTEMBER 30,
                                                                                        2005         2004
                                                                                     --------      --------
Cash flows from operating activities:
Net loss from operations                                                             $ (1,011)     $   (191)
Adjustments to reconcile net loss to net cash used in operating activities:
           Minority interest                                                              (63)            3
           Depreciation                                                                     9            12
           Provision  for credit losses                                                   172         1,001
           Accretion of loan income and fees, net                                          (5)          (70)
           Amortization of servicing assets                                                13            19
           Amortization of other assets                                                     1             2
           Write down of foreclosed assets                                                 --            25
           Unrealized loss on trading liabilities                                          46            --
           Gain on sale of AFS securities                                                 (40)           (1)
Changes in operating assets and liabilities:                                                             --
           Accrued interest receivable                                                    (45)          (39)
           Deferred tax assets                                                            225            42
           Other assets                                                                   (45)          (73)
           Interest payable                                                               (12)          (13)
           Other liabilities                                                             (143)          108
                                                                                     --------      --------
                  Net cash used in operating activities                                  (898)         (825)

Cash flows from investing activities:
           Principal payments received on investment securities held-to-maturity            1             2
           Purchase of investment securities available-for-sale                          (394)       (1,165)
           Sale of investment securities available-for-sale                               135             2
           Principal payments received on investment securities
             available-for-sale                                                            37            21
           Purchase of premises and equipment                                              (4)          (21)
           Loans originated, receivables purchased, and principal collections,
             net                                                                       (1,092)       (1,118)
           Purchase of investment in real estate limited partnership                   (3,396)       (1,000)
                                                                                     --------      --------
                  Net cash used in investing activities                                (4,713)       (3,279)

Cash flows from financing activities:
           Decrease in noninterest bearing deposits                                        --            (4)
           Increase (decrease) in NOW/MMA deposits                                        252          (316)
           Decrease  in certificates of deposit                                        (8,722)       (2,373)
           Cash in lieu of fractional shares for reverse stock split                       (1)           --
           Net proceeds from stock rights offering                                         --         9,575
                                                                                     --------      --------
                  Net cash provided (used) in financing activities                     (8,471)        7,141

Net increase (decrease) in cash and cash equivalents                                  (14,082)        4,687

           Cash and cash equivalents at beginning of period                            22,181         7,245
                                                                                     --------      --------
           Cash and cash equivalents at end of period                                $  8,099      $ 11,932
                                                                                     ========      ========

                                        (Continued)

                         WEBFINANCIAL CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                                  (Amounts in thousands)

                                                                                      FOR THE NINE MONTHS
                                                                                       ENDED SEPTEMBER 30,
                                                                                       2005          2004
                                                                                     --------      --------
 Supplemental disclosure of cash flow information:
           Cash paid for interest                                                    $     60      $    206
           Cash paid for income taxes                                                $      3      $     33

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

            In the opinion of  management,  all  adjustments  are  comprised  of normal  recurring  accruals  necessary for the fair  presentation of the interim financial  statements.  Operating  results for the three  months and nine months ended September 30, 2005 are not necessarily  indicative of the results that may be expected for the year ending December 31, 2005.

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

            As of September 30, 2005,  accumulated  other  comprehensive  income consisted of the following:

     Balance at December 31, 2004                               $1,128
     Net change during the period related
       to unrealized holding gains on
       available-for-sale securities arising
       during the period.                                          151
                                                                -------
Balance at September 30, 2005                                   $1,279
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

           For the first nine months of 2005,  the Company  recognized  only one operating segment.  This segment included commercial lending,  fee for services, and investment  activities and is labeled "other" in the table below. During the first nine months of 2004,  the Company  recognized two operating  segments.  In addition to the "other"  segment  described  above,  in 2004 WebBank's  accounts receivable  program  constituted a second  operating  segment,  termed "accounts receivable factoring" in the table below. On December 30, 2004, WebBank sold its entire portfolio of factored accounts receivable and discontinued that operating segment.

The following is a summary of selected  operating  segment  information  for the three months and nine months ended  September 30, 2005 and 2004. The information represents  operating  results as if the segments were operated on a stand alone basis.  However,  the results do not reflect a full allocation of costs based on the  current  structure  of the  entities,  and thus the  results  might  not be comparable to like information from other companies.

                                                                             ACCOUNTS
                                                                            RECEIVABLE                CONSOLIDATED
                                                                             FACTORING       OTHER       COMPANY
                                                                             --------      --------      --------
THREE MONTHS ENDED SEPTEMBER 30, 2005:
Statement of Operations Information (Quarter):
  Net interest income after provision for credit
     losses                                                                  $     --      $    259      $    259
   Noninterest income                                                              --           137           137
   Noninterest expense                                                             --           556           556
                                                                             --------      --------      --------
   Operating loss                                                                  --          (160)         (160)
   Income taxes                                                                    --           283           283
   Loss attributable to minority interest                                          --            33            33
                                                                             --------      --------      --------
      Net loss                                                               $     --      $   (410)     $   (410)
                                                                             ========      ========      ========
Statement of Financial Condition Information
    (As of September 30, 2005):
   Total assets                                                              $     --      $ 23,507      $ 23,507
   Net loans and purchased receivables                                       $     --      $  6,554      $  6,554
   Deposits                                                                  $     --      $    252      $    252

THREE MONTHS ENDED SEPTEMBER 30, 2004:
Statement of Operations Information (Quarter):
   Net interest income (loss) after credit  for credit
     losses                                                                  $   (766)     $    345      $   (421)
   Noninterest income                                                             170           127           297
   Noninterest expense (credit)                                                   (81)          362           281
                                                                             --------      --------      --------
   Operating income (loss)                                                       (515)          110          (405)
   Income taxes                                                                    --          (129)         (129)
   (Income) attributable to minority interest                                      --           (21)          (21)
                                                                             --------      --------      --------
      Net income (loss)                                                      $   (515)     $    260      $   (255)
                                                                             ========      ========      ========
Statement of Financial Condition Information
    (As of September 30, 2004):
   Total assets                                                              $  8,004      $ 25,683      $ 33,687
   Net loans and purchased receivables                                       $  7,004      $  8,280      $ 15,324
   Deposits                                                                  $  6,481      $  2,743      $  9,224

                                                                             ACCOUNTS
                                                                            RECEIVABLE                 CONSOLIDATED
                                                                             FACTORING      OTHER        COMPANY
                                                                             --------      --------      --------
NINE MONTHS ENDED SEPTEMBER 30, 2005:
Statement of Operations Information (Period):
   Net interest income after credit for credit losses                        $     --      $    528      $    528
   Noninterest income                                                              --           369           369
   Noninterest expense                                                             --         1,743         1,743
                                                                             --------      --------      --------
   Operating loss                                                                  --          (846)         (846)
   Income taxes                                                                    --           228           228
   Loss attributable to minority interest                                          --            63            63
                                                                             --------      --------      --------
      Net loss                                                               $     --      $ (1,011)     $ (1,011)
                                                                             ========      ========      ========
Statement of Financial Condition Information
    (As of September 30, 2005):
   Total assets                                                              $     --      $ 23,507      $ 23,507
   Net loans and purchased receivables                                       $     --      $  6,554      $  6,554
   Deposits                                                                  $     --      $    252      $    252

NINE MONTHS ENDED SEPTEMBER 30, 2004:
Statement of Operations Information (Period):
   Net interest income after credit  for credit losses                       $    517      $    951      $  1,468
   Noninterest income                                                             431           402           833
   Noninterest expense                                                            745         1,669         2,414
                                                                             --------      --------      --------
   Operating income (loss)                                                        203          (316)         (113)
   Income taxes                                                                    --            75            75
   (Income) attributable to minority interest                                      --             3             3
                                                                             --------      --------      --------
      Net income (loss)                                                      $    203      $   (394)     $   (191)
                                                                             ========      ========      ========
Statement of Financial Condition Information
    (As of September 30, 2004):
   Total assets                                                              $  8,004      $ 25,683      $ 33,687
   Net loans and purchased receivables                                       $  7,044      $  8,280      $ 15,324
   Deposits                                                                  $  6,481      $  2,743      $  9,224

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

7. LOSS PER SHARE

            Loss per  share  are  based  on  dividing  net loss by the  weighted average  number of shares  outstanding  for each  period.  Diluted  earnings per common  share are based on shares  outstanding  (computed  under  basic EPS) and potentially  dilutive  shares.  Since the  Company  recorded  net losses for the three-month  and  nine-month  periods  ended  September  30, 2005 and 2004,  the diluted  EPS of common  stock is the same as the basic EPS,  as any  potentially dilutive  securities  would be  anti-dilutive.  If the  number of common  shares outstanding  increases  as a  result  of a stock  dividend  or  stock  split  or decreases as a result of a reverse stock split,  the  computations  of basic and diluted  income per common  share are  adjusted  retroactively  for all  periods presented  to reflect  that  change in capital  structure.  Shares  included  in dilutive earnings per share calculations  include stock options granted that are in the money but have not yet been  exercised.  In the money  stock  options are adjusted using the Treasury Stock method. The Treasury Stock method assumes that proceeds from options  exercised are used to purchase  Treasury  Stock at market prices.  The net number of shares  (option  shares  issued less  Treasury  Stock purchased) is the number of dilutive shares.

            The following tables show the computation of basic and fully diluted earnings  per share for the three  months and nine months  ended  September  30,
2005.  The 2005  earnings  per share  calculation  includes  the  results of the
Company's common stock  subscription  rights offering  concluded in August 2004, which doubled the number of common shares outstanding at that time. The earnings per share for both 2005 and 2004  reflect the effect of a  one-for-four  reverse split effective in April 2005.

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                          2005            2004
                                                                                      -----------      -----------
      Loss available to common shareholders                                           $      (410)     $      (255)

      BASIC AND DILUTIVE LOSS PER SHARE

      Computation of EPS shares - basic and dilutive:
         Common shares outstanding entire period                                        2,183,366        1,091,650
         Weighted average common shares issued during period                                   --          515,866
                                                                                      -----------      -----------
              Weighted average common shares outstanding during period -basic           2,183,366        1,607,516
                                                                                      ===========      ===========

      Loss per common share - basic and dilutive                                      $      (.19)     $      (.16)
                                                                                      ===========      ===========

      Potentially dilutive shares not used in diluted EPS:
         Outstanding stock options not in the money                                            --            8,712
         Outstanding stock options in the money but antidilutive because of a net
            loss for the period                                                             5,744            3,282

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                          2005           2004
                                                                                      ------------     ------------
      Loss available to common shareholders                                           $    (1,011)     $      (191)

      BASIC LOSS PER SHARE

      Computation of EPS shares - basic:
         Common shares outstanding entire period                                        2,183,366        1,091,650
         Weighted average common shares issued or cancelled during period                      --          171,955
                                                                                      -----------      -----------
              Weighted average common shares outstanding during period basic            2,183,366        1,263,605
                                                                                      ===========      ===========

      Loss per common share - basic                                                   $      (.46)     $      (.15)
                                                                                      ===========      ===========

      Potentially dilutive shares not used in diluted EPS:
         Outstanding stock options not in the money                                            --            8,712
         Outstanding stock options in the money but antidilutive because of a net
            loss for the period                                                             5,744            3,282

8.          RELATED PARTY TRANSACTIONS

            Pursuant to a management  agreement  (the  "Management  Agreement"), approved by a majority of the  Company's  disinterested  directors,  between the
Company and Steel Partners,  Ltd. ("SPL"), an entity controlled by the Company's
Chairman,  SPL provides  the Company  with office space and certain  management, consulting  and advisory  services.  The Management  Agreement is  automatically renewable on an annual basis unless  terminated by either party, for any reason, upon at least 60 days written  notice.  The  Management  Agreement also provides that the Company  shall  indemnify,  save and hold SPL harmless from and against any obligation, liability, cost or damage resulting from SPL's actions under the terms of the  Management  Agreement,  except to the extent  occasioned  by gross negligence or willful misconduct of SPL's officers, directors or employees.

            Pursuant to an Employee Allocation Agreement between WebBank and SPL
(the "Allocation Agreement"), James Henderson, an employee of SPL and a director and chief executive  officer of the Company,  performed  services in the area of management,  accounting and finances, and identified business opportunities, and such other services  reasonably  requested by WebBank.  In  consideration of the services  performed  by  Mr.  Henderson  under  the  Allocation  Agreement,  Mr.
Henderson's  salary and the cost of certain other benefits are allocated between
WebBank and SPL based on the  percentage  of time  devoted by Mr.  Henderson  to
WebBank matters. Unless agreed to by both parties in writing, the amount paid by
WebBank  to SPL under the  Allocation  Agreement  in any  calendar  year may not
exceed  $100,000.   The  Allocation  Agreement  will  continue  in  force  until terminated by either of the parties upon 30 days written notice.

            In  consideration  of the  services  rendered  under the  Management
Agreement,  SPL charges the Company a fixed  monthly fee  totaling  $310,000 per
annum,   adjustable   annually  upon  agreement  of  the  Company  and  SPL.  In consideration  of the services  provided  under the  Allocation  Agreement,  SPL charged  WebBank  $100,000 per annum during the previous two fiscal  years.  The fees payable by WebBank are  included in the fees  payable by the Company  under the Management  Agreement.  The Company  believes that the cost of obtaining the type and quality of services rendered by SPL under the Management  Agreement and the Allocation Agreement is no less favorable than the cost at which the Company and WebBank, respectively, could obtain from unaffiliated entities.

            During  the fiscal  year ended  December  31,  2004,  SPL billed the
Company fees with respect to fiscal 2004 of $310,000 for services rendered under the  Management  Agreement.  Included in these fees was $100,000 paid by WebBank for  services  rendered  under the  Allocation  Agreement.  The fees  payable by
WebBank are  included in the fees  payable by the Company  under the  Management
Agreement.

9.          INVESTMENTS

            During the quarter the Company made an investment of $3.396  million in a real estate master  limited  partnership.  The real estate  master  limited partnership  has invested in two leisure  hotels in Japan.  The market for these real estate investments is considered highly illiquid.

10.         PROVISION FOR CREDIT LOSSES

            An analysis of the Company's  allowance for credit losses and credit loss  experience is furnished in the following table for the year ended December
31, 2004 and the nine months ended September 30,2005 (in thousands):

                                 SEPTEMBER 30,  DECEMBER 31,
                                     2005         2004
                                 ------------   ------------
                                 (unaudited)

     Balance at beginning of period     $   321      $ 1,302
     Provision for credit losses            172           62
     Loans charged off                     (312)      (1,108)
     Recoveries                              --           65
                                        -------      -------
     Balance at end of period           $   181      $   321
                                        =======      =======

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
TRADING PRICE OF THE COMPANY'S COMMON STOCK MAY BE SUBJECT TO WIDE  FLUCTUATIONS
IN RESPONSE TO  QUARTERLY  VARIATIONS  IN OPERATING  RESULTS AND OTHER  FACTORS,
INCLUDING THOSE  DISCUSSED IN THIS QUARTERLY  REPORT ON FORM 10-QSB AND THE RISK
FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB.

            The  following  discussion  should be read in  conjunction  with the condensed  consolidated unaudited interim financial statements as of and for the three month and nine month periods  ended  September 30, 2005 of the Company and the notes thereto presented elsewhere herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED  SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED  SEPTEMBER
30, 2004

            The net loss for the quarter ended September 30, 2005 was $(410,000)
or $(.19) per share compared to a net loss of $(255,000) or $(.16) per share for the same period in 2004,  an increased  loss of  $(155,000) or $(.03) per share.
The 2005 loss per share calculation includes the results of the Company's common stock  subscription  rights offering concluded in August 2004, which doubled the number of common shares  outstanding  at that time.  The loss per share for both
2005 and 2004  reflect the effect of a  one-for-four  reverse  split that became effective in April 2005.

            The  Company's  net interest  income before credit for credit losses decreased  by  $453,000.  Interest  income from  accounts  receivable  factoring decreased  by  $490,000  due to the sale of the  accounts  receivable  factoring portfolio in December 2004.  Interest income from interest  bearing  deposits in other banks  increased  by $76,000  because the proceeds  from the  subscription rights offering and the sale of the accounts receivable factoring portfolio were invested primarily in these instruments. Interest income from loans decreased by
$76,000 due to reductions in commercial  loan balances.  The average  balance of the net  commercial  loan portfolio for the third quarter of 2005 was $1,355,000 less than the average for the third  quarter of 2004.  The Company  discontinued
new originations of commercial loans in 2001, and the portfolio has been running off since that time.  Interest expense  decreased by $52,000 due to a $5,602,000 decrease in average certificates of deposit.

            The following  table shows an analysis of net interest income before provision (credit) for credit losses for the three-month periods ended September
30, 2005 and 2004 (amounts in thousands):

                                                   AVERAGE       INTEREST     AVE. ANNUAL
                                                   AMOUNT         EARNED      YIELD/RATE
                                                   ------        --------     ----------

                  QUARTER ENDED SEPTEMBER 30, 2005

     INTEREST EARNING ASSETS
     Interest bearing deposits in other banks     $11,850      $    87         2.94%
     Federal funds sold                                --           --           --
     Investment securities                          3,126           14         1.79%
     Loans, net                                     7,430          181         9.74%
     Purchased receivables
        Accounts receivable factoring                  --           --           --
        Other                                          --           --           --
                                                  -------      -------       -------
        TOTAL INTEREST EARNING ASSETS             $22,406      $   282         5.03%
                                                  =======      =======

     INTEREST BEARING LIABILITIES
     NOW/MMA deposits                             $    48      $     2         3.46%
     Certificates of deposit                        3,866            5          .55%
                                                  -------      -------

        TOTAL INTEREST BEARING LIABILITIES        $ 3,934      $     7          .71%
                                                  =======      =======

     NET INTEREST INCOME                                       $   275
                                                               =======

     NET INTEREST MARGIN                                                       4.91%

                                                  AVERAGE       INTEREST     AVE. ANNUAL
                                                  AMOUNT         EARNED      YIELD/RATE
                                                  ------        ------       ----------

                  QUARTER ENDED SEPTEMBER 30, 2004

     INTEREST EARNING ASSETS
     Interest bearing deposits in other banks     $12,484      $    11          .35%
     Federal funds sold                               739            3         1.62%
     Investment securities                          1,710           23         5.38%
     Loans, net                                     8,785          257        11.70%
     Purchased receivables
        Accounts receivable factoring               7,501          490        26.13%
        Other                                         122            3         9.84%
                                                  -------      -------
        TOTAL INTEREST EARNING ASSETS             $31,341      $   787        10.04%
                                                  =======      =======

     INTEREST BEARING LIABILITIES
     NOW/MMA deposits                             $   473      $     3         2.54%
     Certificates of deposit                        9,468           56         2.37%
                                                  -------      -------
        TOTAL INTEREST BEARING LIABILITIES        $ 9,941      $    59         2.37%
                                                  =======      =======

     NET INTEREST INCOME                                       $   728
                                                               =======
     NET INTEREST MARGIN                                                       9.29%

            The  following  table  represents  the  effect of  changes in volume
(average  balances) and interest rates on interest income,  interest expense and net  interest  income  when  comparing  the third  quarter  of 2005 to the third quarter  of 2004.  The  effect  of a change  in volume  has been  determined  by applying the highest average rate to the change in the average  balances between the two periods.  The effect of a change in the average rate has been determined by applying the highest  average  balance to the change in average rates between the two periods.  Changes  resulting  from a mix of  volume/rate  variances were distributed proportionately between volume and rate based on the relative values of the volume and rate variances to the total mix variance.

                                                   QUARTER ENDED SEPTEMBER 30, 2005
                                                            COMPARED TO 2004
                                                         (amounts in thousands)
                                                 DUE TO
                                                 VOLUME       DUE TO RATE    TOTAL CHANGE
                                                 -------      -----------    ------------

       INCREASE (DECREASE) IN INTEREST INCOME
       Interest bearing deposits in other banks         $  (1)         $  77          $  76
       Federal funds sold                                  (3)            --             (3)
       Investment securities                                6            (15)            (9)
       Loans, net                                         (36)           (40)           (76)
       Purchased receivables
          Accounts receivable factoring                  (490)            --           (490)
          Other                                            (3)            --             (3)
                                                        -----          -----          -----
          TOTAL INTEREST INCOME                         $(527)         $  22          $(505)
                                                        =====          =====          =====

       INCREASE (DECREASE) IN INTEREST EXPENSE
       NOW/MMA deposits                                 $  (3)         $   1          $  (2)
       Certificates of deposit                            (15)           (35)           (50)
                                                        -----          -----          -----
          TOTAL INTEREST EXPENSE                        $ (18)         $ (34)         $ (52)
                                                        =====          =====          =====

            The provision for credit losses decreased by $1,133,000. Most of the provision taken in the third quarter of 2004 related to the accounts  receivable factoring  portfolio,  which was sold in December 2004. The allowance for credit losses is  established  as  losses  are  estimated  to have  occurred  through a provision  for credit  losses  charged to  earnings.  Credit  losses are charged against the allowance when management believes the uncollectibility of a loan or receivable balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The Company had $312,000 of charge-offs during the third quarter of  2005  related  to a  single  loan to a coal  mining  operation  that  ceased operations in that period.

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

            The following table shows an analysis of the Company's allowance for credit  losses for the quarters  ended  September  30, 2005 and 2004 (amounts in thousands):

                                                                            QUARTER ENDED SEPTEMBER 30,
                                                                                2005          2004
                                                                              -------        ------
                Balance at beginning of period                                $  477          $1,070

                                                                            QUARTER ENDED SEPTEMBER 30,
                                                                                2005          2004
                                                                              -------        ------

                Charge-offs by category:
                    Commercial, financial and agricultural                       312              --
                    Installment loans to individuals                              --               2
                    Purchased receivables
                        Accounts receivable factoring                             --             566
                        Other                                                     --              --
                                                                              ------          ------
                           Total charge-offs                                     312             568

                Recoveries by category:
                    Commercial, financial and agricultural                        --              --
                    Installment loans to individuals                              --              --
                    Purchased receivables
                        Accounts receivable factoring                             --              65
                        Other                                                     --              --
                                                                              ------          ------
                           Total recoveries                                       --              --
                                                                              ------          ------

                Net charge-offs                                                  312             503

                Provision (credit) for credit losses                              16           1,149
                                                                              ------          ------

                Balance at end of period                                      $  181          $1,716
                                                                              ======          ======

                Ratio of net charge offs to average loans outstanding
                during the quarter                                              4.20%           3.07%
                                                                              ======          ======

            The following table shows the allocation between categories of loans for the  allowance  for credit losses as of September 30, 2005 and 2004 (amounts
in thousands):

                                                                          SEPTEMBER 30,
                                                               2005                          2004
                                                               ----                          ----
                                                    AMOUNT OF     % OF LOANS IN    AMOUNT OF     % OF LOANS IN
                                                  ALLOWANCE BY     CATEGORY TO    ALLOWANCE BY     CATEGORY TO
    Balance at End of Quarter Applicable to:        CATEGORY       TOTAL LOANS     CATEGORY         TOTAL LOANS
                                                   ----------      -----------    -----------      -----------

    Commercial, financial and agricultural         $  167            100.00%      $  853             52.78%
    Installment loans to individuals                   --              0.00%          10              0.31%
    Purchased receivables
       Accounts receivable factoring                   --              0.00%         850             46.33%
       Other                                           --              0.00%           3               .58%
    Unallocated                                        14               N/A           --                N/A
                                                   ------             ------       ------            ------
       Totals                                      $  181            100.00%      $1,716            100.00%
                                                   ======            =======      ======            =======

            Non  interest  income for the Company  decreased  by  $160,000.  Fee income  increased  by $30,000,  primarily  because of  additional  revenue  from fee-for-services  partners at WebBank.  Accounts receivable  factoring servicing revenue  decreased by $170,000  because of the sale of the  accounts  receivable factoring portfolio in December 2004.  Miscellaneous income decreased by $50,000 primarily because 2004 included servicing fees for accounts receivable factoring participations which were eliminated after the sale of the factoring portfolio.

            The   Company's   noninterest   expenses   increased   by  $275,000,
comparatively,  between the two quarters. Salaries, wages, and benefits expenses increased by $104,000 due to an increase in staffing and related moving costs.

Professional  and legal fees  increased  by $85,000 due to  employee  recruiting costs and  compliance  efforts  related to the Order.  The Company  recognized a
$16,000 unrealized loss on a short sale of unregistered  securities in the third quarter of 2005.  The negative  expense of $83,000 shown in accounts  receivable factoring  management  and  broker  fees in 2004 was due to  charge-offs  in the accounts receivable  factoring  portfolio that, by contract,  allowed WebBank to reduce these fees by the full or partial amount of the charge-offs.

            Income tax expense  increased by $412,000  which  resulted  from the decline in loan  allowance  due to loans being  charged  off.  Accordingly,  the related deferred tax asset  associated with the loan allowance  reversed causing the income tax expense to increase.

            Other  comprehensive  income  (loss)  decreased  by $216,000  due to changes in the market value of securities available-for-sale.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
2004

            The net  loss for the  nine  months  ended  September  30,  2005 was
$(1,011,000)  or $(.46) per share compared to a net loss of $(191,000) or $(.15)
per share  for the same  period  in 2004.  The 2005  loss per share  calculation includes the results of the Company's common stock subscription  rights offering concluded in August 2004 which doubled the number of common  shares  outstanding at that time.  The  earnings per share for both 2005 and 2004 reflect the effect of a one-for-four reverse split that became effective in April 2005.

            The Company's net interest income before provision for credit losses decreased by  $1,769,000.  Interest  income from accounts  receivable  factoring decreased by  $1,897,000  due to the sale of the accounts  receivable  factoring portfolio in December 2004.  Interest income from interest  bearing  deposits in other banks  increased by $258,000  because the proceeds  from the  subscription rights offering and the sale of the accounts receivable factoring portfolio were invested primarily in these instruments. Interest income from loans decreased by
$206,000 due to reductions in commercial  loan balances.  The average balance of the  commercial  loan  portfolio for the first six months of 2005 was $2,891,000 less  than  the  average  for  the  first  nine  months  of  2004.  The  Company discontinued  new  originations of commercial  loans in 2001.  Interest  expense decreased by $121,000 due to a $6,109,000  decrease in average  certificates  of deposit.

           The following  table shows an analysis of net interest  income before credit for credit losses for the nine month periods ended September 30, 2005 and
2004 (amounts in thousands):

                                                       AVERAGE        INTEREST     AVE. ANNUAL
                                                       AMOUNT         EARNED       YIELD/RATE
                                                       ------         ------       ----------
            NINE MONTHS ENDED SEPTEMBER 30, 2005

      INTEREST EARNING ASSETS
      Interest bearing deposits in other banks         $15,675        $   284          2.42%
      Federal funds sold                                    --             --            --
      Investment securities                              3,241             49          2.02%
      Loans                                              6,252            439          9.36%
      Purchased receivables
         Accounts receivable factoring                      --             --            --
         Other                                              --             --            --
                                                       -------        -------
        TOTAL INTEREST EARNING ASSETS                  $25,168        $   772          4.09%
                                                       =======        =======

      INTEREST BEARING LIABILITIES
      NOW/MMA deposits                                 $   100        $     2          2.67%
      Certificates of deposit                            4,136             70          2.26%
                                                       -------        -------
         TOTAL INTEREST BEARING LIABILITIES            $ 4,236        $    72          2.27%
                                                       =======        =======

     NET INTEREST INCOME                                          $   700
                                                                  =======                                                                                  ====
     NET INTEREST MARGIN                                                              3.71%

                                                        AVERAGE         INTEREST     AVE. ANNUAL
                                                        AMOUNT          EARNED       YIELD/RATE
                                                        ------          ------       ----------
      NINE MONTHS ENDED SEPTEMBER 30, 2004

     INTEREST EARNING ASSETS
     Interest bearing deposits in other banks         $ 6,771         $    26             0.51%
     Federal funds sold                                 1,062              10             1.26%
     Investment securities                              1,251              72             7.67%
     Loans                                              9,143             645             9.41%
     Purchased receivables
        Accounts receivable factoring                   7,283           1,897            34.73%
        Other                                             179              12             8.94%
                                                      -------         -------
       TOTAL INTEREST EARNING ASSETS                  $25,689         $ 2,662            13.82%
                                                      =======         =======

     INTEREST BEARING LIABILITIES
     NOW/MMA deposits                                 $   384         $     7             2.43%
     Certificates of deposit                           10,245             186             2.42%
                                                      -------         -------
        TOTAL INTEREST BEARING LIABILITIES            $10,629         $   193             2.42%
                                                      =======         =======

     NET INTEREST INCOME                                              $ 2,469
                                                                      =======

     NET INTEREST MARGIN                                                                 12.81%

            The  following  table  represents  the  effect of  changes in volume
(average  balances) and interest rates on interest income,  interest expense and net interest  income when  comparing  the first nine months of 2005 to the first nine  months of 2004.  The effect of a change in volume has been  determined  by applying the highest average rate to the change in the average  balances between the two periods.  The effect of a change in the average rate has been determined by applying the highest  average  balance to the change in average rates between the two periods.  Changes  resulting  from a mix of  volume/rate  variances were distributed proportionately between volume and rate based on the relative values of the volume and rate variances to the total mix variance.

                                                         NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                                  COMPARED TO 2004
                                                                (amounts in thousands)
                                                    DUE TO VOLUME      DUE TO RATE     TOTAL CHANGE
                                                    -------------      -----------     ------------

     INCREASE (DECREASE) IN INTEREST INCOME
     Interest bearing deposits in other banks         $    67          $   191          $   258
     Federal funds sold                                   (10)              --              (10)
     Investment securities                                (43)              20              (23)
     Loans                                               (204)              (2)            (206)
     Purchased receivables
        Accounts receivable factoring                  (1,897)              --           (1,897)
        Other                                             (12)              --              (12)
                                                      -------          -------          -------
        TOTAL INTEREST INCOME                         $(2,099)         $   209          $(1,890)
                                                      =======          =======          =======

     INCREASE (DECREASE) IN INTEREST EXPENSE
     NOW/MMA deposits                                 $    (5)         $    --          $    (5)
     Certificates of deposit                             (111)              (5)            (116)
                                                      -------          -------          -------
        TOTAL INTEREST EXPENSE                        $  (116)         $    (5)         $  (121)
                                                      =======          =======          =======

            The provision for credit losses  decreased by $829,000.  Most of the provision  taken in the  first  nine  months  of 2004  related  to the  accounts receivable factoring  portfolio,  which was sold in December 2004. The allowance for credit  losses is  established  as losses  are  estimated  to have  occurred through a provision  for credit  losses  charged to earnings.  Credit losses are charged against the allowance when management believes the uncollectibility of a loan or receivable  balance is  confirmed.  Subsequent  recoveries,  if any, are credited to the allowance.  The Company had $312,000 of  charge-offs  during the first nine months of 2005  related to a single  loan to a coal mining  operation that ceased operations in the third quarter.

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

            The following table shows an analysis of the Company's allowance for credit losses for the nine months ended  September 30, 2005 and 2004 (amounts in thousands):

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                       2005           2004
                                                                                     ------          ------

                Balance at beginning of year                                         $  321          $1,302

                Charge-offs by category:
                     Commercial, financial and agricultural                             312              --
                     Installment loans to individuals                                    --               8
                     Purchased receivables
                         Accounts receivable factoring                                   --             644
                         Other                                                           --              --
                                                                                     ------          ------
                              Total charge-offs                                         312             652

                Recoveries by category:
                     Commercial, financial and agricultural                              --              --
                     Installment loans to individuals                                    --              --
                     Purchased receivables
                         Accounts receivable factoring                                   --              65
                         Other                                                           --              --
                                                                                     ------          ------
                              Total recoveries                                           --              65
                                                                                     ------          ------

                Net charge-offs                                                          --             587

                Provision (credit) for credit losses                                    172           1,001
                                                                                     ------          ------

                Balance at end of period                                             $  181          $1,716
                                                                                     ======          ======

                Ratio of net charge-offs to average loans outstanding during
                the period                                                             4.99%           3.54%
                                                                                     ======          ======

            The following table shows the allocation between categories of loans for the  allowance  for credit losses as of September 30, 2005 and 2004 (amounts
in thousands):

                                                                                  SEPTEMBER 30,
                                                                     2005                                2004
                                                                     ----                                ----
                                                          AMOUNT OF     % OF LOANS IN       AMOUNT OF       % OF LOANS IN
                                                        ALLOWANCE BY     CATEGORY TO       ALLOWANCE BY       CATEGORY TO
           Balance at End of Period Applicable to:        CATEGORY        TOTAL LOANS        CATEGORY         TOTAL LOANS
                                                        ------------     ------------      ------------       -----------

           Commercial, financial and agricultural         $  167             100.00%          $  853             57.78%
           Installment loans to individuals                   --               0.00%              10              0.31%
           Purchased receivables
              Accounts receivable factoring                   --               0.00%             850             46.33%
              Other                                                            0.00%               3               .58%
           Unallocated                                        14                N/A               --               N/A
                                                          ------              ------          ------             ------

              Totals                                      $  181             100.00%      $1,716                100.00%
                                                          ======             =======      ======                =======

            Noninterest  income  for the  Company  decreased  by  $464,000.  The
Company recognized gains of $40,000 on the sale of securities and $32,000 on the sale of foreclosed  assets in the nine months of 2005.  Fee income  increased by
$139,000, primarily because of additional revenue from fee-for-services partners at  WebBank.  Accounts  receivable  factoring  servicing  revenue  decreased  by
$431,000 because of the sale of the accounts  receivable  factoring portfolio in
December 2004. Miscellaneous income decreased by $147,000 primarily because 2004 included servicing fees for accounts receivable  factoring  participations which were eliminated after the sale of the factoring portfolio.

            The  Company's  noninterest  expenses  decreased  by  $671,000.  The primary  reason for the change was a $691,000  decrease in  accounts  receivable factoring  management  and broker  fees  related to the  discontinued  factoring program.  Salaries,  wages, and benefits expenses decreased by $185,000 due to a smaller staff  throughout the first half of 2005 and  discontinuance  of a bonus accrual  at  WebBank  in 2005.  The  Company  recognized  a total of  $71,000 of realized and unrealized loss on a short sale of unregistered securities in 2005.

            Income tax  provision  increased by $153,000  between  periods.  The increased income tax expense in 2005 resulted  primarily from the impact of loan charge-offs for tax purposes and the related  reversal of the deferred tax asset for the allowance for loan losses.

           Other comprehensive income decreased by $40,000 due to changes in the market value of securities available- for-sale.

LIQUIDITY AND CAPITAL RESOURCES

            At September 30, 2005 and December 31, 2004,  the Company's cash and cash equivalents totaled $8,099,000 and $22,181,000,  respectively. The cash and cash  equivalent  balances at those dates  included  proceeds from the Company's common stock  subscription  rights  offering in August 2004 and the December 30,
2004  sale of the  accounts  receivable  factoring  portfolio.  The  $14,082,000 decrease in cash and cash  equivalent  balances  between  December  31, 2004 and
September   30,  2005   reflects  the   maturities  of  $8,722,000  of  brokered
certificates  of deposit.

            During the  quarter,  the Company made an  investment,  as a limited partner,  of  $3.396  million  in a newly  formed  real  estate  master  limited partnership  (RELP).  The RELP can invest in certain Japanese real estate assets such as hotels,  social  buildings and other real estate  properties.  There are currently 4 investors in the RELP. The $3.396  million  invested by the Company, along  with  investments  from the  other  partners,  was used to  purchase  two
Japanese hotels.  One of those hotels requires  significant  renovations and the
RELP is  seeking  financing  for those  renovations  on behalf of the RELP.  The
Company  is  considering  increasing  its  investment  in the RELP to between $6 million and $7 million in total and the RELP has  currently  identified  another hotel  property to purchase.  The sourcing of the hotel  properties,  the direct oversight  of the  management  of the hotels as well as securing  any  necessary financing for the hotels owned by the RELP is being  performed by a professional
Japanese real estate  advisory  company.  The market for these types of Japanese real estate investments is considered highly illiquid.

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
Further,  because  WebBank is subject to the Order,  WebBank is considered  only
"adequately  capitalized"  and must  obtain a waiver to issue  any new  brokered certificates  of deposit.  On July 27, 2005, the FDIC and the Utah Department of
Financial Institutions granted WebBank a waiver from restrictions imposed on the issuance of brokered  certificates of deposit. The waiver allows WebBank to hold brokered deposits up to an aggregate of $20,000,000  through January 1, 2007. At that time the waiver will  expire,  and WebBank  expects to submit a new request for approval of the use of brokered deposits.  As of September 30, 2005, WebBank had no  remaining  outstanding  brokered  certificates  of  deposit.  As WebBank establishes new lines of business to replace the accounts  receivable  factoring program,  the Company  anticipates  that WebBank will fund itself  incrementally with brokered certificates of deposit.

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

            The Company's exposure to credit loss in the event of nonperformance by the other party to the financial  instrument for commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policy in making  commitments and conditional  obligations as it does for on-balance  sheet  instruments.  At September 30, 2005 and December 31,
2004, the Company had no undisbursed loan commitments.

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

            WebBank  believes  that during the period  since the issuance of the
Order, it has provided all information  required by the Order on a timely basis.
WebBank's  compliance  with  the  Order  was  reviewed  by the FDIC and the Utah
Department  of Financial  Institutions  during the annual  Safety and  Soundness examination in September  2005. The regulators  provided a report to the WebBank
Board of  Directors  on October 24,  2005.  No new issues were raised other than those previously  documented.  The provisions of the Order will be in effect and enforceable until such provisions have been modified, terminated,  suspended, or set aside by the FDIC and the Department of Financial Institutions for the State
of Utah. If WebBank does not comply with the terms of the Order,  WebBank and/or its  Board of  Directors  could  be  subject  to  regulatory  fines,  additional regulatory  restrictions  and the  Company  could  be  forced  to sell or  close
WebBank.  The consolidated  financial  statements do not include any adjustments that might result from the outcome of this uncertainty.

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

            As of December 31, 2004, the Company determined that the lack of new lines of business to replace the accounts receivable  factoring line of business made it "more  likely  than  not" that the net  operating  loss  portion  of the deferred tax asset would not be realized.  Therefore,  a valuation allowance was established to cover the portion of WebBank's deferred tax assets related to its remaining net operating  loss portion,  leaving a net deferred tax asset balance of $303,000. The deferred tax asset balance was $78,000 at September 30, 2005.

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

            In connection with the Company's  evaluation of the effectiveness of the design and operation of the  Company's  disclosure  controls and  procedures pursuant to  Securities  Exchange  Act Rules  13a-15(e)  and  15d-15(e)  for the
Company's  2004 Form 10-KSB,  the Company's  independent  auditors  discovered a material  weakness in internal  controls.  A material  weakness is a significant deficiency  that  results  in more  than a  remote  likelihood  that a  material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weakness  discovered involved a segregation of duties regarding the general ledger and financial  applications  data processing system
(the "System").  Shortly after the material weakness was discovered, the Company conducted an  examination,  with the  assistance of another  outside  accounting firm,  of all System  maintenance  activities  for each day of the year 2004 and
2005  through  March  18,  by which  time  temporary  arrangements  were made to segregate the system administrator from user duties. Such examination  indicated
no  inappropriate  or  unauthorized  maintenance  activity  during  the  periods reviewed.  Subsequent to the  examination,  an independent  staff member reviews system maintenance  records on a daily basis. During the second quarter of 2005,

permanent arrangements were made to segregate the system administrator from user duties.  Based on the above actions taken to date, the Company  believes that it has taken sufficient steps to address this weakness.

            As of the end of the period covered by this Form 10-QSB, the Company carried out an evaluation  under the  supervision  of the Company's  management, including the Company's Chief Executive Officer and Chief Financial Officer,  of
the  effectiveness  of the  design and  operation  of the  Company's  disclosure controls and procedures  pursuant to Securities Exchange Act Rules 13a-15(e) and
15d-15(e).  Based upon that  evaluation,  prior  period  testing and  corrective actions taken, the Chief Executive  Officer and Chief Financial  Officer believe that  the  Company's  disclosure  controls  and  procedures  are  effective  and sufficient  to insure that  information  required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and  reported  within  the  time  periods  specified  by  the  SEC's  rules  and regulations.  During the current quarter,  there were no significant  changes in the Company's internal controls.  On October 31, 2005, subsequent to the Company completing  all material  procedures  in  connection  with this Form 10-Q,  Dave
Fischer,  the chief  financial  officer of WebBank,  resigned in order to pursue another opportunity.  The Company is currently  considering various alternatives to perform the functions previously performed by Mr. Fischer.

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
For example, WebBank developed and submitted a written three-year strategic plan within  120  days of the  effective  date of the  Order.  Although  the  Company believes  that WebBank has  complied  fully with all  requirements  of the Order to-date on a timely basis,  it is possible that unforeseen  circumstances  could cause future compliance measures to be unsatisfactory to the regulators.

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

Date:  November 14, 2005               WEBFINANCIAL CORPORATION

                                       By: /s/ James R. Henderson
                                           -------------------------------------
                                           James R. Henderson
                                           President and Chief Executive Officer

                                       By: /s/ Glen M. Kassan
                                           -------------------------------------
                                           Glen M. Kassan
                                           Vice President and Chief Financial Officer

