Form 10KSB
period 2005-12-31
WEBFINANCIAL CORP
filed 2006-04-25
CIK 85149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

   [X]               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

                    Issuer's telephone number: (212) 520-2320

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

      Check  whether  the issuer is not  required  to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act.

                                 Yes |_| No |X|

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

      Indicate  by check mark  whether  the  registrant  is a shell  company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

            Issuer's revenues for its most recent fiscal year: $1,571,000

      Based upon the closing price of the registrant's  Common Stock,  $.001 par value (the "Common Stock") on April 21, 2006, the aggregate  market value of the
560,119  shares  of  Common  Stock  held by  non-affiliates  of the  issuer  was
$6,721,428.  Solely  for  the  purposes  of  this  calculation,  shares  held by directors,  officers and ten percent  stockholders  of the registrant  have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

      As of April 21, 2006,  2,183,366 shares of the  registrant's  Common Stock were issued and outstanding. All share ownership and share price information set forth in this Form 10-KSB has been  adjusted to reflect the reverse stock split, unless otherwise noted.

                    Documents incorporated by reference: None

    Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                TABLE OF CONTENTS

                                     PART I                                Page No.
                                                                           --------

Item 1.       Description of Business                                          2

Item 2.       Description of Property
                                                                               9

Item 3.       Legal Proceedings                                                9

Item 4.       Submission of Matters to a Vote of Security Holders             10

                                     PART II

Item 5.       Market for Common Equity, Related Stockholder Matters and
              Small Business Issuer Purchases of Equity Securities            11

Item 6.       Management's Discussion and Analysis or Plan of Operation       11

Item 7.       Financial Statements                                            24

Item 8.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        24

Item 8A.      Controls and Procedures                                         24

Item 8B.      Other Information                                               24

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act      25

Item 10.      Executive Compensation                                          28

Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                      29

Item 12.      Certain Relationships and Related Transactions                  31

Item 13.      Exhibits                                                        32

Item 14.      Principal Accountant Fees and Services                          32

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

      On August 31, 1998, the Company  acquired,  through  WebFinancial  Holding
Corporation  ("WebFinancial Holding"), a wholly-owned subsidiary of the Company,
90%  of the  outstanding  common  stock  of  WebBank,  a  Utah  industrial  loan corporation,  pursuant to an assignment  from Praxis  Investment  Advisers,  LLC
("PIA")  of  a  stock  purchase  agreement,  between  PIA  and  Block  Financial
Corporation ("Block"),  relating to the purchase by PIA of all of the issued and outstanding shares of common stock of WebBank.  Pursuant to the assignment,  the
Company paid Block $5,071,000  (including $288,000 of acquisition costs) for the shares of WebBank's common stock.

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

      On February 1, 2006, WebFinancial purchased from Andrew Winokur and Nicole
Cohen Winokur their shares of common stock of WebBank. As a result, WebFinancial now owns 100% of WebBank.

      The principal  executive offices of the Company are located at 590 Madison
Avenue,  32nd Floor, New York, New York 10022. The Company's telephone number is
(212) 520-2320.

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

      As discussed in Note 2 of the Notes to Consolidated  Financial Statements,
on January 31, 2005, the FDIC and the Department of Financial  Institutions  for
the State of Utah issued to WebBank an Order to Cease and Desist  (the  "Order")
in connection with alleged  violations of certain banking  regulations.  WebBank consented to the issuance of the Order without  admitting or denying the alleged charges.  The Order  required  WebBank to comply  with a number of  requirements which  include,  but is not  limited  to,  increasing  the number of  directors,
increasing  board  involvement,   hiring  new  executive  officers,  creating  a
three-year  strategic plan, charging off or collecting certain classified loans, revising and adopting  various  policies,  developing and adopting a budget plan and a capital  plan that is designed  to  maintain an adequate  level of Capital
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
the Order,  which was  $7,465,000.  The effective date of the Order was February
10, 2005, and the due dates for the requirements ranged from 10 days to 360 days from the effective date with the majority to be achieved  within 120 days of the
Order.  See "Risk  Factors-Our  failure  to  comply  with the Order to Cease and
Desist  issued  to  WebBank  would  have  a  negative   effect  on  our  ongoing
operations."

      WebBank  believes  that during the period since the issuance of the Order, it has  provided  all  information  required  by the  Order on a  timely  basis.
WebBank's  compliance with the Order was reviewed by the FDIC and the Department of  Financial  Institutions  for the State of Utah during the annual  Safety and
Soundness  examination  conducted in September  2005.  The examiners  noted in a letter  dated  February  2006 that  WebBank's  fourth  quarter  progress  report indicates the Bank has made  substantial  progress  towards  compliance with the
Order based on the results of the recent joint examination,  however, also noted
that management  properly  recognizes  there are several  remaining  issues that require  further  action,  including  the  successful  execution of a three-year business plan that was presented to and approved by the  regulators  during June
2005.  The  Order  will  remain  in  place  until  it is  modified,  terminated, suspended, or set aside by the FDIC and the Department of Financial Institutions
for the State of Utah. The time frame  remaining for the Order to be in place is not known at this time.

      On July 27, 2005, the FDIC and the Department of Financial Institutions of
the State of Utah  granted  WebBank a waiver  from  restrictions  imposed on the issuance of brokered  certificates of deposit. The waiver allows WebBank to hold brokered deposits up to an aggregate of $20,000,000  through January 1, 2007. At that time the waiver will  expire,  and WebBank  expects to submit a new request for approval of the use of brokered deposits.

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

      o     GOVERNMENT  GUARANTEED  LENDING.  There are two  different  types of
            Government Guaranteed Lending offered by WebBank:

            o     USDA BUSINESS AND INDUSTRY (B&I) LENDING. This is a commercial loan  product  of which 70% to 90% is  guaranteed  by the full faith and credit of the Federal  government.  The loan program is administered by the United States Department of Agriculture to assist  businesses  located in rural  areas  (under  50,000
                  population)  to  promote  industrial   modernization  and  job
                  creation.  WebBank had approximately $3,500,000 and $4,800,000 of B&I loans  outstanding  as of  December  31, 2005 and 2004, respectively,  and  continues to service loans in its existing portfolio and for several other investors.

            o     SMALL  BUSINESS  ADMINISTRATION  (SBA)  LENDING.  During 2005,
                  WebBank  formed a division  to source and  service  SBA loans.
                  These  commercial  loans are  guaranteed 75% by the full faith and credit of the Federal  government and are  administered by the Small  Business  Administration.  WebBank  started its SBA lending in the fourth quarter and had approximately $1,200,000 of SBA loans outstanding as of December 31, 2005.

      o     FEE  FOR  SERVICE  LENDING.  This is a form  of  unsecured  consumer lending that operates  under an  arrangement  between  WebBank and a third party. A third party company is engaged to source these loans.
            The loan is underwritten to WebBank's credit standards and is funded by  WebBank.  The third  party  purchases  each loan  shortly  after origination.  As of  December  31,  2005 and  2004  only one fee for service  arrangement was in place.  During 2004,  WebBank terminated another fee for service  arrangement  which represented less than 5%
            of the Company's  revenues in 2004. It is management's  intention to pursue strategic relationships that at a minimum provide monthly fee income, but more desirably result in generation of earning assets.

      o     ASSET BASED LENDING.  WebBank plans to enter this market during 2006 through a combination of leasing,  loan participations and potential acquisition  of a company  with  strong  management  and an existing track  record.  Areas of focus will include  financing of equipment, inventory and receivables.

      During 2004, the following line of business was suspended:

      o     ACCOUNTS  RECEIVABLE  FACTORING.  On December 30, 2004, WebBank sold its remaining accounts receivable  financing portfolio at book value with no gain or loss  recorded  on the sale.  See Item 12,  "Certain
            Relationships  and Related  Transactions"  for a description of this
            transaction.   From  early  2002  to  December  30,  2004,  accounts
            receivable  factoring   constituted   WebBank's  principal  line  of
            business. Factoring is a form of collateral-based commercial lending in which companies sell their  receivables to a lender,  principally to secure working capital.  The receivables are paid directly to the
            lender.   During  those  years,  WebBank  was  engaged  in  accounts receivable factoring utilizing two sourcing and servicing companies.
            One of the  two  accounts  receivable  programs  was  terminated  in
            February  2004,  and the other was  terminated on December 30, 2004,
            simultaneously  with  the  sale  of  the  portfolio.   The  accounts
            receivable  factoring  arrangement  that was  terminated in December
            2004 generated revenue and income in fiscal 2004 which accounted for
            (a)  substantially  all of the revenue and income  generated  by the accounts  receivable  factoring operating segment and (b) 64% of the consolidated revenues for the year ended December 31, 2004.

      The  Company  continues  to  evaluate  its  different  business  lines and consider various  alternatives to maximize the aggregate value of its businesses and increase  stockholder value,  including seeking  acquisitions  and/or merger transactions, as well as product line extensions, additions and/or divestitures.
WebBank's  acquisition  of any new business line as well as additional  factored accounts  receivable are subject to certain  limitations in the Order (See "Risk
Factors-  Our  failure to comply  with the Order to Cease and  Desist  issued to
WebBank would have a negative  effect on our ongoing  operations"  and Note 2 to the Consolidated Financial  Statements).  No firm commitments have been realized and no binding letters of intent have been signed at this time.  There can be no assurance that the Company will be able to accomplish any of these  alternatives and be profitable.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS EQUITY; INTEREST RATES AND
INTEREST DIFFERENTIAL

      The following is a presentation  of the Company's  average  balance sheets for the years ended December 31, 2005 and 2004 (in thousands):

                                                           Average Balances
                                                        Year Ended December 31,
                                                      -------------------------
                                                        2005             2004
                                                        ----             ----

ASSETS
Interest bearing deposits in other banks              $ 13,894         $  8,360
Federal funds sold                                          --            1,289
Investment securities                                    3,096            1,617
Loans                                                    6,476            8,641
Purchased receivables
   Accounts receivable factoring                            --            7,096
   Other                                                    --              146
                                                      -------------------------
     Total interest earning assets                      23,466           27,149

Allowance for credit losses                               (306)          (1,310)
Goodwill                                                    --            1,376
Investments                                              2,898              700
Other Assets                                             1,235            2,363
                                                      -------------------------

  Total assets                                        $ 27,293         $ 30,278
                                                      =========================

LIABILITIES
NOW/MMA deposits                                      $    137         $    316
Certificates of deposits                                 3,150            9,957
                                                      -------------------------
   Total interest bearing liabilities                    3,287           10,273

Non interest bearing demand deposits                         1              288
Other liabilities                                          533              417
                                                      -------------------------
   Total liabilities                                     3,821           10,978

Minority interests                                         372              478

EQUITY
Common stock and paid-in-capital                        47,649           42,130
Accumulated deficit                                    (25,357)         (23,706)
Accumulated other comprehensive income                     808              398
                                                      -------------------------
     Total Equity                                       23,100           18,822
                                                      -------------------------

     Total Liabilities and Equity                     $ 27,293         $ 30,278
                                                      =========================

      See  "Management's  Discussion  and Analysis or Plan of Operation"  for an
analysis of the Company's net interest margin with respect to yields on interest earning  assets and rates on interest  bearing  liabilities  for the years ended
December 31, 2005 and 2004.

INVESTMENTS

      The following table represents the book value of the Company's investments at December 31, 2005 and 2004 (in thousands):

                                                              December 31,
                                                              ------------
                                                          2005             2004
                                                          ----             ----
Obligations of states and political subdivisions        $    40          $    40
Mortgage backed securities                                   44               50
Equity securities                                         2,575            2,622
                                                        ------------------------
     Total                                              $ 2,659          $ 2,712
                                                        ========================

      The following  table  indicates  the  respective  maturities  and weighted average  yields of the  Company's  investment  portfolio  at  December  31, 2005
(dollars in thousands):

                                                                  Due in one year or less          Due after one year to five years
                                                                --------------------------         --------------------------------
                                                                Amount       Average yield            Amount        Average yield
                                                                ------       -------------            ------        -------------

Obligations of states and political subdivisions                 $ 40            2.25%                 $  --             0.00%
Mortgage backed securities                                         --              --                     --               --

                                                            Due after five years to ten years            Due after ten years
                                                            ---------------------------------         ---------------------------
                                                                 Amount      Average yield            Amount        Average yield
                                                                 ------      -------------            ------        -------------

Obligations of states and political subdivisions                 $  --             --                  $  --               --
Mortgage backed securities                                          --             --                     44             6.28%

LOAN PORTFOLIO

      The Company engages,  primarily through its WebBank subsidiary, in several lending  programs.  See  "Description of Business." The following table presents various  categories of loans  contained in the Company's  loan portfolio and the total amount of all loans, including nonaccruing loans, at December 31, 2005 and
2004 (in thousands):

                                                                December 31,
                                                                ------------
                                                           2005            2004
                                                           ----            ----
Commercial, financial and agricultural                    $7,663          $5,906
Installment loans to individuals                              --              44
                                                          ----------------------
     Totals                                               $7,663          $5,950
                                                          ======================

      The following table presents various  categories of loans contained in the
Company's loan  portfolio and the maturity and interest  sensitivity of loans at
December  31,  2005.  Commercial  revolving  credit  and  installment  loans  to individuals, which have no stated maturity, are shown as due in one year or less
(in thousands):

                                                       Due in one year or      Due after one year
                                                        less (Revolving)       through five years     Due after five years
                                                        ----------------       ------------------     --------------------

Commercial, financial and agricultural                      $ 3,050                   $ 79                 $ 4,534

      The following table presents various  categories of loans contained in the
Company's  loan  portfolio  by interest  sensitivity  at  December  31, 2005 (in thousands):

                                                     Loans with         Loans with floating or
                                                    predetermined            adjustable
                                                    interest rates          interest rates
                                                    --------------          --------------

Commercial, financial and agricultural                 $                        $ 4,613

      The  following   table  presents  risk  elements  in  the  loan  portfolio
represented by nonaccruing, past due and restructured loans at December 31, 2005 and 2004 (in thousands). There were no foreign loans in the portfolio.

                                                                  December 31,
                                                                  ------------
                                                                 2005       2004
                                                                 ----       ----
Nonaccrual loans                                                 $148       $600
Accruing loans past due 90 days or more                            --         --
Troubled debt restructurings not shown above                       --         --
                                                                 ---------------
     Total                                                       $148       $600
                                                                 ===============

Interest on nonaccrual loans above:
   Amount if interest had been accrued during period             $ 25       $107
   Amount of interest accrued during period                      $ --       $ --

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

      The  following  table  shows  the  average  amount  and  rate  on  deposit categories  in excess of 10% of  average  total  deposits  for the years  ending
December 31, 2005 and 2004 (in thousands).  The Company had no foreign  deposits during these periods.

                                                         Average Amount for Year
                                                           Ended December 31,
                                                           ------------------
                                                          2005             2004
                                                          ----             ----
Non interest bearing demand deposits                    $     1          $   288
NOW/MMA deposits                                            137              316
Certificates of deposit                                   3,150            9,957
                                                        ------------------------
     Total deposits                                     $ 3,288          $10,561
                                                        ========================

The following table indicates  amounts of time certificates of deposit and their respective maturities as of December 31, 2005 (in thousands):

                                                      Average Rate Paid for Year
                                                          Ended December 31,
                                                          ------------------
                                                        2005             2004
                                                        ----             ----
Non interest bearing demand deposits                     N/A              N/A
NOW/MMA deposits                                        1.46%            2.22%
Certificates of deposit                                 2.32%            2.38%
     Total deposits                                     2.28%            2.38%

             Remaining Term                                              Amount
             --------------                                              ------
Three months or less                                                    $     --
Over three months through six months                                         999
Over six months through twelve months                                         --
Over twelve months                                                            --
                                                                        --------
   Total                                                                $    999
                                                                        ========

RETURN ON EQUITY AND ASSETS

      Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2005 and 2004 were as follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                       2005               2004
                                                       ----               ----

Return on average assets                              (4.97)%            (3.07)%
Return on average equity                              (5.85)%            (4.94)%
Dividend payout                                        0.00%              0.00%
Average equity to average assets                      84.90%             62.17%

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

REGULATION

      WebBank is regulated by Federal and state banking  agencies  including the
FDIC and the State of Utah  Department of Financial  Institutions.  As a result,
WebBank is subject to various  regulatory capital  requirements  administered by the  Federal  and  state  banking  agencies.  Failure  to meet  minimum  capital requirements can result in the initiation of certain actions by regulators that, if  undertaken,  could  have a  direct  material  effect  on  WebBank's  and the
Company's  financial  statements.  Under  capital  adequacy  guidelines  and the regulatory  framework for prompt corrective  action,  WebBank must meet specific capital  guidelines  that involve  quantitative  measures of  WebBank's  assets, liabilities,  and certain off-balance sheet items as calculated under regulatory accounting  practices.  WebBank's  capital amounts and  classification  are also subject to  qualitative  judgments  by the  regulators  about  components,  risk weightings,  and other  factors.  Management  believes  that, as of December 31,
2005, WebBank met all capital adequacy requirements to which it is subject.

      As discussed in Note 2 of the Notes to Consolidated  Financial Statements,
on January 31, 2005, the FDIC and the Department of Financial Institutions for

the State of Utah issued to WebBank an Order to Cease and Desist  (the  "Order")
in connection with alleged  violations of certain banking  regulations.  WebBank consented to the issuance of the Order without  admitting or denying the alleged charges.  The Order  required  WebBank to comply  with a number of  requirements which  include,  but is not  limited  to,  increasing  the number of  directors,
increasing  board  involvement,   hiring  new  executive  officers,  creating  a
three-year  strategic plan, charging off or collecting certain classified loans, revising and adopting  various  policies,  developing and adopting a budget plan and a capital  plan that is designed  to  maintain an adequate  level of Capital
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
the Order,  which was  $7,465,000.  The effective date of the Order was February
10, 2005, and the due dates for the requirements ranged from 10 days to 360 days from the effective date with the majority to be achieved  within 120 days of the
Order.  See "Risk  Factors-Our  failure  to  comply  with the Order to Cease and
Desist  issued  to  WebBank  would  have  a  negative   effect  on  our  ongoing
operations."

      WebBank  believes  that during the period since the issuance of the Order, it has  provided  all  information  required  by the  Order on a  timely  basis.
WebBank's  compliance with the Order was reviewed by the FDIC and the Department of  Financial  Institutions  for the State of Utah during the annual  Safety and
Soundness  examination  conducted in September  2005.  The examiners  noted in a letter  dated  February  2006 that  WebBank's  fourth  quarter  progress  report indicates the Bank has made  substantial  progress  towards  compliance with the
Order based on the results of the recent joint examination,  however, also noted
that management  properly  recognizes  there are several  remaining  issues that require  further  action,  including  the  successful  execution of a three-year business plan that was presented to and approved by the  regulators  during June
2005.  The  Order  will  remain  in  place  until  it is  modified,  terminated, suspended, or set aside by the FDIC and the Department of Financial Institutions
for the State of Utah. The time frame  remaining for the Order to be in place is not known at this time.

      On July 27, 2005, the FDIC and the Department of Financial Institution for
the State of Utah  granted  WebBank a waiver  from  restrictions  imposed on the issuance of brokered  certificates of deposit. The waiver allows WebBank to hold brokered deposits up to an aggregate of $20,000,000  through January 1, 2007. At that time the waiver will  expire,  and WebBank  expects to submit a new request for approval of the use of brokered deposits.

EMPLOYMENT

      As of April 21,  2006,  the  Company  had 10  employees,  all of whom were full-time  employees.  The Company  believes  that its  employee  relations  are
satisfactory.   Steel  Partners,   Ltd.  ("SPL")  provides  certain  management,
consulting  and  advisory  services  to the  Company  pursuant  to a  Management
Agreement.  James  Henderson,  the Company's Chief Executive  Officer,  provides management, accounting and financial services to WebBank pursuant to an Employee
Allocation  Agreement  between  WebBank and SPL. In  addition,  certain  WebBank employees provide  accounting and lending services to the Company pursuant to an
Employee  Allocation  Agreement  between  WebBank and the Company.  See "Certain
Relationships and Related Transactions."

ITEM 2. DESCRIPTION OF PROPERTY

      The Company  occupies  office space  located at 590 Madison  Avenue,  32nd
Floor, New York, New York 10022 pursuant to a Management Agreement with SPL. See
"Certain   Relationships  and  Related   Transactions."   The  Company  has  the
non-exclusive  right to use the office  space along with SPL and  several  other entities.

      On March 20, 2000,  WebBank  entered into a lease for 4,630 square feet of headquarters office space in Salt Lake City, Utah. The term of the lease expired on March 19,  2005.  Since that date,  WebBank  has been  leasing the space on a month-to-month basis and will continue to do so until such time it enters into a new lease.

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

County  of Napa.  The  lawsuit  alleged  that  Praxis  breached  its  employment agreement with Mr. Winokur.  The lawsuit also asserted  claims for  interference with contract and unjust enrichment based upon his alleged wrongful termination.
The lawsuit  sought  damages of an  unspecified  amount and compliance by Praxis with the termination pay-out provisions in Mr. Winokur's employment agreement.

      On March 4, 2002,  the lawsuit was submitted to binding  arbitration.  The panel  found no breach of  contract  and no  intentional  interference  with Mr.
Winokur's  contractual  rights.  However,  the panel found that Mr.  Winokur was potentially  entitled to certain  amounts  under his  employment  agreement.  On
February 1, 2006,  WebFinancial  purchased  from Mr.  Winokur  and Nicole  Cohen
Winokur  their  shares of  common  stock of  WebBank.  In  connection  with this transaction,  the lawsuit was dismissed and the parties released each other from any  liability  of any kind and nature in  connection  with any  matter  arising through the date of the transaction,  including any actions under the employment agreement.  As a result  of this  transaction,  the  Company  now  owns  100% of
WebBank.

      As discussed in Note 2 of the Notes to Consolidated  Financial Statements,
on January 31, 2005, the FDIC and the Department of Financial  Institutions  for
the State of Utah  issued to WebBank an Order to Cease and Desist in  connection with alleged violations of certain banking regulations. WebBank consented to the issuance of the Order  without  admitting  or denying the alleged  charges.  The
Order required  WebBank to comply with a number of  requirements  which include, but is not limited to,  increasing  the number of  directors,  increasing  board involvement,  hiring new  executive  officers,  creating a three-year  strategic plan, charging off or collecting certain classified loans, revising and adopting various policies,  developing and adopting a budget plan and a capital plan that is designed to maintain an adequate level of Capital  protection for the kind of and  quality  of assets  held by the bank,  and  establishing  and  implementing procedures for affiliate  transactions.  The Order also  immediately  prohibited certain actions such as purchasing  factored  accounts  receivable  until proper procedures and policies are in place, extending additional credit to substandard borrowers,  and paying cash dividends. The Order further prohibited WebBank from issuing brokered certificates of deposit in an aggregate amount greater than the amount outstanding on the effective date of the Order, which was $7,465,000. The
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
WebBank's  compliance with the Order was reviewed by the FDIC and the Department of  Financial  Institutions  for the State of Utah during the annual  Safety and
Soundness  examination  conducted in September  2005.  The examiners  noted in a letter  dated  February  2006 that  WebBank's  fourth  quarter  progress  report indicates the Bank has made  substantial  progress  towards  compliance with the
Order based on the results of the recent joint examination,  however, also noted
that management  properly  recognizes  there are several  remaining  issues that require  further  action,  including  the  successful  execution of a three-year business plan that was presented to and approved by the  regulators  during June
2005.  The  Order  will  remain  in  place  until  it is  modified,  terminated, suspended, or set aside by the FDIC and the Department of Financial Institutions
for the State of Utah. The time frame  remaining for the Order to be in place is not known at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On  December  14,  2005,  the  Company  held its 2005  Annual  Meeting  of
Shareholders.  At the annual  meeting,  the  shareholders  (a) elected  five (5)
directors, and (b) ratified the appointment of Grant Thornton LLP as independent accountants of the Company for the fiscal year ended December 31, 2005. The vote on such matters was as follows:

        (a)  Election of Directors             For          Withheld
             ---------------------             ---          --------
             James R. Henderson              2,007,218          899
             Jack L. Howard                  2,006,857        1,260
             Howard Mileaf                   2,007,680          437
             Joseph L. Mullen                2,007,686          431
             Mark E. Schwarz                 2,007,416          701

                                                                                 For         Against     Abstain
                                                                                 ---         -------     -------

        (b)  Ratification of Appointment of Independent Accountants           2,007,837        -0-         280

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
        ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's  Common Stock is listed on the NASDAQ  SmallCap Market under the symbol  "WEFN." The table below sets forth the high and low sales  prices of the Common Stock for the periods  indicated on the NASDAQ SmallCap  Market.  The prices have been adjusted to reflect a 1-for-4  reverse stock split  effected by the Company on April 5, 2005.

                               Year Ended December 31,   Year Ended December 31,
                               -----------------------   -----------------------
                                        2005                     2004
                                        ----                     ----
                                  High         Low          High         Low
                                  ----         ---          ----         ---
1st Quarter                     $ 10.00      $  8.64       $13.88      $ 9.40
2nd Quarter                     $ 10.88      $  8.76       $11.76      $ 9.76
3rd Quarter                     $ 13.50      $ 11.13       $10.76      $ 9.08
4th Quarter                     $ 13.07      $ 12.00       $10.84      $ 8.88

      As of April 21,  2006,  there were 201 holders of record of the  Company's
Common Stock.

      On July 14, 2004, the Company issued to  stockholders of record as of July
9, 2004 (the  "Record  Date") one right for each share of Common  Stock owned on the Record Date (the "Offering").  Each right entitled shareholders of record to purchase  one share of the  Company's  Common Stock at a  subscription  price of
$9.00 per  share.  The  rights  expired on August  13,  2004.  All  rights  were exercised in the Offering.  Accordingly,  the Company raised  approximately $9.8 million,  before  expenses,  and an additional  1,091,716 shares of Common Stock were issued to shareholders who exercised their rights.

      At the 2004 annual meeting of shareholders  held on December 15, 2004, the
Company's  shareholders  approved a reverse split of the Company's  common stock and a  reduction  of the  Company's  authorized  number of shares of common  and preferred stock. At that time, neither the final amounts nor the effective dates were determined for the approved actions.  On March 9, 2005, the Company's Board of  Directors  approved  a 1-for-4  reverse  stock  split,  a  reduction  of the
Company's  authorized  number  of  shares of common  stock  from  50,000,000  to
5,000,000 shares,  and a reduction of the Company's  authorized number of shares of preferred stock from  10,000,000 to 500,000 shares.  The reverse split became effective on April 5, 2005 for  shareholders  of record on April 4, 2005.  After giving effect to the reverse split,  there were  approximately  2,183,433 common shares issued and outstanding.  The reductions of authorized number of shares of common and preferred  stock became  effective on April 5, 2005 but are reflected in the accompanying financial statements for all periods presented.

      The Company paid no cash dividends on its Common Stock during the last two fiscal  years.  The Company  intends to retain any future  earnings  for working capital needs and to finance  potential  future  acquisitions and presently does not intend to pay cash dividends on its Common Stock for the foreseeable future.
As discussed in more detail in Note 2 of the Notes to the Consolidated Financial
Statements, WebBank was issued an Order to Cease and Desist on January 31, 2005, which among other things,  prohibits  WebBank from paying cash dividends without the written  consent of the FDIC and the State of Utah  Department  of Financial
Institutions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004.

      The  Company  recorded  a net loss of  $(1,378,000),  or $(.63) per common share, for the year ended December 31, 2005, compared to net loss of $(930,000), or $(.62) per common share,  for the year ended  December 31, 2004. A summary of comparative  changes in the major  components  of the net loss  between  the two years is shown below:

      INTEREST  INCOME.  Interest income  decreased by $2,463,000,  or 70%, from
2004 to 2005. This decrease was primarily due to a $2,470,000, or 100%, decrease in interest and fees from purchased factoring receivables. On December 30, 2004,
WebBank sold its remaining purchased  factoring  receivables  portfolio.  During
2004,  the  average  balance  of  outstanding  purchased  factoring  receivables remained  fairly  constant  at  $7,096,000,  resulting  in  interest  income  of
$2,470,000.  Interest  income  on  interest  bearing  deposits  in  other  banks increased  by $298,000,  or 505%,  because the  proceeds  from the  subscription rights offering and the sale of the purchased  factoring  receivable  portfolio.
Interest  income on loans  decreased by $239,000,  or 27%, due to a reduction in the commercial loan balances.  All other  categories of interest income remained relatively stable between years.

      INTEREST  EXPENSE.  Interest expense  decreased by $169,000,  or 69%, from
2004 to 2005.  All of the  Company's  interest  expense was  incurred by WebBank during both years. WebBank's average deposits decreased from $10,273,000 in 2004 to $3,287,000  in 2005,  and the average  interest  rate paid on those  deposits decreased  from 2.38% to 2.28%.  WebBank did not renew  several of its  maturing certificates  of deposit.  The balances  outstanding on  certificates of deposit declined in 2005 and were  $8,722,000  and $999,000 for the years ended December
31, 2004 and 2005, respectively. NOW/MMA average balances declined between years due to the  termination  of a fee for service  program  related to student loans that required a certain amount of funds be maintained in a deposit account.

      The following is an analysis of the Company's net interest  margin for the years ended  December 31, 2005 and 2004 with  respect to each major  category of interest earning asset and interest bearing liability (dollars in thousands):

                                                                              Interest        Average
                                                         Average Amount    Income/Expense    Yield Rate
                                                         --------------    --------------    ----------
                    2005
                    ----
INTEREST EARNING ASSETS
Interest bearing deposits in other banks                     $ 13,894           $   357         2.57%
Investment securities                                           3,096                61         1.97%
Loans                                                           6,476               635         9.81%
                                                             --------------------------
  TOTAL INTEREST EARNING ASSETS                              $ 23,466           $ 1,053         4.49%
                                                             ==========================

INTEREST BEARING LIABILITIES
NOW/MMA deposits                                             $    137           $     2         1.46%
Certificates of deposit                                         3,150                73         2.32%
                                                             --------------------------
   TOTAL INTEREST BEARING LIABILITIES                        $  3,287           $    75         2.28%
                                                             ==========================

NET INTEREST INCOME                                                             $   978
                                                                                =======
NET INTEREST MARGIN                                                                             4.17%
                                                                                              ======

                                       12

                    2004
                    ----
INTEREST EARNING ASSETS
Interest bearing deposits in other banks                     $  8,360           $    59         0.71%
Federal funds sold                                              1,289                20         1.55%
Investment securities                                           1,617                81         5.01%
Loans                                                           8,641               874        10.11%
Purchased receivables
   Accounts receivable factoring                                7,096             2,470        34.81%
   Other                                                          146                12         8.22%
                                                             --------------------------
  TOTAL INTEREST EARNING ASSETS                              $ 27,149           $ 3,516        12.95%
                                                             ==========================

INTEREST BEARING LIABILITIES
NOW/MMA deposits                                                $ 316           $     7         2.22%
Certificates of deposit                                         9,957               237         2.38%
                                                             --------------------------
   TOTAL INTEREST BEARING LIABILITIES                        $ 10,273           $   244         2.38%
                                                             ==========================

NET INTEREST INCOME                                                             $ 3,272
                                                                                =======
NET INTEREST MARGIN                                                                            12.05%
                                                                                              ======

      The following  table  represents the effect of changes in volume  (average balances)  and  interest  rates on interest  income and  interest  expense  when comparing the year 2005 to the year 2004. The effect of the change in volume has been  determined  by applying  the  previous  year rate to the change in average balances  between  the two  periods.  The  effect of the change in rate has been determined  by applying the previous  year volume to the change in rates between the two periods.  Changes  resulting  from a mix of  volume/rate  variances were distributed proportionately between volume and rate based on the relative values of the volume and rate  variances to the total mix variance.  The results of the analysis are presented below (in thousands):

                                                            Year Ended December 31, 2005 Compared to 2004
                                                            ---------------------------------------------
                                                           Due to Volume     Due to Rate       Total Change
                                                           -------------     -----------       ------------

INCREASE (DECREASE) IN INTEREST INCOME                                                                  -
Interest bearing deposits in other banks                     $      60        $     238         $     298
Federal funds sold                                                 (20)               -               (20)
Investment securities                                               47              (67)              (20)
Loans                                                             (213)             (26)             (239)
Purchased receivables
   Accounts receivable factoring                                (2,470)               -            (2,470)
   Other                                                           (12)               -               (12)
                                                             --------------------------------------------
   TOTAL INTEREST INCOME                                     $  (2,608)       $     145         $  (2,463)
                                                             ============================================

INCREASE (DECREASE) IN INTEREST EXPENSE
NOW/MMA deposits                                             $      (3)       $      (2)        $      (5)
Certificates of deposit                                           (158)              (6)             (164)
                                                             --------------------------------------------
   TOTAL INTEREST EXPENSE                                    $    (161)       $      (8)        $    (169)
                                                             ============================================

      PROVISION FOR CREDIT  LOSSES.  The credit loss  provision  increased  from
$177,000 in 2004 to $290,000 in 2005.  The primary  reason for the  increase was related to an  adjustment of $62,000 in the specific  reserve on one  commercial loan and an additional  writedown of $115,000 to another  commercial  loan.  The
Company's  commercial loan portfolio increased from approximately  $5,950,000 at the end of 2004 to  $7,663,000  at the end of  2005.  Increase  in the  specific reserve and $427,000 in net charge-offs  resulted in a net $137,000  decrease in the allowance for credit losses.  As a result of the above  factors,  the credit loss provision increased between years.

      An analysis of the  Company's  allowance for credit losses and credit loss experience is furnished in the following  table for the years ended December 31,
2005 and 2004 (in thousands):

                                                        Year Ended December 31,
                                                        -----------------------
                                                          2005           2004
                                                          ----           ----
Balance at beginning of year                            $    321       $  1,302

Charge-offs by category
   Commercial, financial and agricultural                    427            454
   Installment loans to individuals                           --             11
   Purchased receivables                                      --             --
      Accounts receivable factoring                           --            643
                                                        -----------------------
         Total charge-offs                                   427          1,108

Recoveries by category
   Purchased receivables
      Accounts receivable factoring                           --             65
                                                        -----------------------
         Total recoveries                                     --             65
                                                        -----------------------

Net charge-offs                                              427          1,043

Provision charge to operations                               290             62
                                                        -----------------------

Balance at end of year                                  $    184       $    321
                                                        =======================

Ratio of net charge-offs to average loans
   outstanding during the year                              4.82%          6.57%
                                                        =======================

      At  December  31,  2005 and 2004,  the  allowance  for  credit  losses was allocated as follows (dollars in thousands):

                                                                December 31,                       December 31,
                                                                    2005                               2004
                                                                    ----                               ----
                                                            Amount of      % of loans in       Amount of      % of loans in
                                                          allowance by      category to      allowance by      category to
Balance at End of Year Applicable to:                       category        total loans        category        total loans
-------------------------------------                       --------        -----------        --------        -----------

Commercial, financial and agricultural                           $ 184             100%             $ 313           99.26%
Installment loans to individuals                                     -               0%                 8            0.74%
                                                          ---------------------------------------------------------------
   Totals                                                        $ 184          100.00%             $ 321          100.00%
                                                          ===============================================================

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

      NONINTEREST  INCOME.  Noninterest income decreased from $1,305,000 in 2004 to $518,000 in 2005, a change of $787,000, or 60%. The majority of the decrease, or $650,000,  was due to a reduction in  servicing  fees  generated in the prior year from  factoring  accounts  receivable.  This  revenue  was  generated  from servicing  fees charged to investors that  participated  with WebBank in several accounts receivable factoring  transactions.  On December 30, 2004, WebBank sold its  remaining  purchased  factoring  receivables  portfolio  and  therefore  no
Noninterest  Income was derived in 2005 from these  activities In January 2005 a program  that issued  private  labeled  credit  cards was ended,  resulting in a decrease of $157,000.  Fees  related to this  program were  $165,000 in 2004 and
$8,000 in 2005.

      NONINTEREST  EXPENSES.  Noninterest  expense  decreased from $5,018,000 in
2004 to $2,454,000 in 2005, a change of  $2,564,000,  or 51%.  WebBank booked an impairment  on goodwill of  $1,380,000  and $0 for the years ended  December 31,
2004 and  2005,  respectively.  The write  off was the  result of a third  party valuation  test  performed in accordance  with SFAS 142. The absence of a market proxy for the value of WebBank  resulted in reliance on an income  approach  for the valuation.  However, the sale of the accounts receivable factoring portfolio combined  with  WebBank's  Cease and  Desist  Order  (see Note 2 of the Notes to
Consolidated  Financial  Statements) caused uncertainty regarding the timing and nature of replacing  that product line.  Therefore,  projections  of future cash flows could not support the  remaining  book value of goodwill.  (See  "Critical
Accounting  Issues - Goodwill" for further details  regarding the goodwill write off).  WebBank's  Broker  Fees on  Factored  Accounts  Receivable  decreased  by
$1,150,000. WebBank sold its remaining purchased factoring receivables portfolio and  therefore no such expense was incurred in 2005.  WebBank  Salaries  expense decreased by $215,000 due to a reduction  in staff  during the  restructure  and
Professional  and Legal expenses  increased  $198,000  related  primarily to the
Order to Cease and Desist.

      INCOME  TAXES.  Income tax  expense of $218,000  was  recorded in 2005 and
$491,000  in 2004.  The income tax expense in 2005 was  primarily  the result of changes in the net  deferred  tax asset from 2004 to 2005.  The net deferred tax asset  decreased by $214,000  from 2004 to 2005.  The income tax expense in 2004 was  primarily  the  result  of the  nonductibility  of the  goodwill  write off discussed  in the  previous  section on  noninterest  expenses.  (See  "Critical
Accounting Issues - Deferred Taxes" for further details regarding changes in the valuation allowance for deferred taxes).

INTEREST RATE RISK

      Movements  in interest  rates can  significantly  impact the  interest the
Company  earns on  loans  and  investments  as well as the  interest  it pays on deposits and other borrowings.  The Company monitors the risk through the use of gap measurement.  Gap measurement  analyzes the difference between the amount of assets  that  reprice  during  specific  periods  of  time  and  the  amount  of liabilities that reprice during the same corresponding  periods. This provides a relative measure of the impact on net interest income from future changes in the direction  of interest  rates.  Using gap  measurement,  if the Company has more assets repricing or subject to change during a period of time than  liabilities, it is asset sensitive. If more liabilities reprice or are subject to change than assets,  it is  liability  sensitive.  As of December  31,  2005,  the  interest sensitivity of WebBank for the following periods was as follows:

                                                                       Over Three    Over One
                                                              Three     Through        Year
                                                              Months     Twelve      Through     Over Five  Non-Interest
                                                             or Less     Months     Five Years     Years      Bearing       Total
                                                             -------     ------     ----------     -----      -------       -----

                       ASSETS
Interest-bearing deposits in other financial institutions    $ 1,521          --           --          --          --      $ 1,521
Securities available for sale                                      6          18           16          --          --           40
Securities held to maturity                                       --          40            4          --          --           44
Loans, net                                                       102         405        1,755       2,198          --        4,460
Noninterest earning assets, net                                   --          --           --          --         755          755

                                                             ---------------------------------------------------------------------
 Total Assets                                                $ 1,629     $   463      $ 1,775     $ 2,198     $   755      $ 6,820
                                                             =====================================================================

         LIABILITIES AND SHAREHOLDERS EQUITY
Noninterest bearing deposits                                 $    --     $    --      $    --     $    --     $    --      $    --
Interest-bearing deposits                                         --         999           --          --          --          999
Other liabilities                                                 --          --           --          --         979          979
Shareholders' equity                                              --          --           --          --       4,958        4,958

                                                             ---------------------------------------------------------------------
Total liabilities and shareholders equity                    $    --     $   999      $    --     $    --     $ 5,937      $ 6,936
                                                             =====================================================================

Interest rate sensitivity gap                                $ 1,629     $  (536)     $ 1,775     $ 2,198     $(5,182)

Cumulative interest rate sensitivity gap                     $ 1,629     $ 1,093      $ 2,868     $ 5,066     $  (116)

Cumulative % of rate sensitive assets in repricing period      23.89%      30.67%       56.70%      88.93%     100.00%

Repricing gap % for repricing period                             N/A       46.35%         N/A         N/A       12.72%

      The  Cumulative  Repricing  GAP %'s above,  which are  greater  than 100%, indicate that WebBank is asset  sensitive for all cumulative  repricing  periods presented.  The Company's focus has been to remain asset sensitive in periods of historically  low interest rates.  This has been  accomplished by lending almost exclusively  on a  variable  rate  basis and  extending  the  maturities  of the
Company's  brokered  certificates of deposit as necessary to create the level of interest  sensitivity  the Company  desires.  As rates rise, the Company's loans will  reprice more quickly on average  than the deposit  base,  creating  larger interest  margins and higher interest  income.  If interest rates decrease,  the opposite  effect will occur,  however to a lesser degree.  Downside  protections include the fact that 77% of the loans in the  commercial  loan  portfolio  have interest rate floors.

MARKET RISK

      The Company  invests in securities  from time to time which expose it to a risk of loss arising from adverse  changes in prices of those  securities.  Some investments  are of a  fixed  income  variety  such  as  U.S.  Treasuries,  U.S.
Agencies, and municipal securities.  Other investments are of the equity variety such as securities of public companies that are publicly traded.  In both cases, the  securities  are accounted for under the guidelines of SFAS 115. The Company classifies its securities as either  "available for sale," which are recorded at fair value or "held to maturity,"  which are recorded at cost.  The Company does not  generally  engage in practices  that would  require  classification  of its
securities   as   "trading."   The   Company   recognized   gains  on  sales  of
available-for-sale  securities of $40,000 and $1,000 in the years 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity risk is the possibility  that the Company's cash flows might not be adequate to fund its ongoing  operations and meet its obligations in a timely and cost effective manner. The Company monitors liquidity risk primarily through
GAP  methodology,  that is, the  measurement  of how quickly  its assets  mature versus how quickly its liabilities mature. If more assets mature in a given time period  than  liabilities,  the  Company  is asset  sensitive.  The  more  asset sensitive  the Company is, the more  liquid it is because the  existing  funding sources are  available to replace any assets that run off. A sample of WebBank's liquidity  positions for the next six months and one year from December 31, 2005 are shown below:

                                                         Six Months     One Year
                                                         ----------     --------
Cumulative Total Assets Maturing ($000)                   $ 1,766       $ 2,088
Cumulative Total Liabilities Maturing ($000)              $   999       $   999
Cumulative Maturity GAP ($000)                            $   768       $ 1,090
Cumulative Maturity GAP (%)                                176.89%       209.18%

      The Cumulative Maturity GAP %'s for the next six and twelve months,  which are  greater  than 100%,  indicate  that  WebBank is asset  sensitive  for those periods.  The Bank has tried to be matched or slightly asset  sensitive in order to moderate liability risk. The Bank anticipates its assets will grow during the next year and it will  continue to be matched or slightly  asset  sensitive as a result of focusing on asset growth and matching or extending  the  maturities of the Company's brokered  certificates of deposit as necessary to create the level of liquidity  it desires,  taking into  consideration  the levels of other risks such as interest rate risk.

      At December 31, 2005 and 2004,  the  Company's  cash and cash  equivalents totaled $8,521,000 and $22,181,000  respectively.  The decrease in cash and cash equivalent  balances  between  periods  reflects  a)  reduction  in  outstanding certificates  of deposits of $7,723,000 b) increase in outstanding  loans net of principal  collected  of  $2,136,000  and c) and an increase in other  assets of
$3,518,000  due primarily to an investment of $3,396,000 in a real estate master limited partnership.

      The Company invests from time to time portions of its unallocated  cash to investments  which are not associated with WebBank and the Company  believes are prudent  and  provide  appropriate  risk/reward  opportunities.  Many  of  these investments  have been and currently  are illiquid.  During the third quarter of
2005, the Company made an investment,  as a limited partner,  of $3,396,000 in a newly formed real estate master limited  partnership (RELP). The RELP can invest in certain  Japanese  real estate  assets such as hotels,  social  buildings and other real estate  properties.  There are currently 4 investors in the RELP. The
$3,396,000  invested  by the  Company,  along  with  investments  from the other partners, was used to purchase two Japanese hotels. One of those hotels requires significant  renovations and the RELP is seeking financing for those renovations on behalf of the RELP.  The Company has  committed to invest up to $6,000,000 in the RELP.  The  sourcing of the hotel  properties,  the direct  oversight of the management  of the hotels as well as securing any  necessary  financing  for the hotels owned by the RELP is being  performed  by a  professional  Japanese  real estate  advisory  company.  The market for these types of  Japanese  real estate investments is considered highly illiquid.  In addition to the investment in the
RELP, the Company has three other investments totaling $1,200,000.  Two of these
are  equity   investments  in  a  limited   partnership  and  limited  liability
corporation  totaling  $200,000,  and are also considered to be highly illiquid.
Both of these  investments  represent a small  percentage  of  ownership  in the related entities and are accounted for under the cost method of accounting.  The third  investment  in ACDI.OB is  related to stock  purchased  through a private placement and subject to Rule 144 of the  Securities  Exchange Act of 1934 (Rule
144).  Furthermore,  the stock is  subject to a voting  restriction  that has no expiration  date.  In order to sell any  shares of this stock the  Company  must receive  written  approval  from the issuing  company.  Due to the voting  right restriction  the  Company  cannot  reasonably  expect to sell any shares of this stock in the upcoming year. As of December 31, 2005 the investment, or 4,000,000 shares, is recorded at a cost of $1,000,000 and considered to be illiquid due to registration  restrictions,  voting  restrictions  and limited trading  volumes.
Subsequent to year end, the Company  received  approval to have the voting right restriction removed on 800,000 shares in two separate transactions.  On February
14, 2006, the Company exercised warrants to purchase 76,320 restricted shares of the  investment  for $38. In February  2006,  the  Company  sold  300,000 of the restricted  shares for a gain of $741. On March 23, 2006, the Company  exercised warrants to purchase an additional  100,000  restricted shares of the investment for $50. During April of 2006, the Company sold 461,700 of the restricted shares for a gain of $1,327 and 38,300  shares  were used to cover a short  position on this same security in another  investment  account held by the Company.  Despite these  subsequent  events the  Company  cannot  reasonably  estimate if and when additional  voting right  restrictions  will be removed and it will  continue to account for this investment at cost. At December 31, 2005, the  unrestricted per share market price was $2.54.

      Funding for WebBank is obtained  primarily from brokered  certificates  of deposit obtained through brokers and from a $1,000,000  unsecured line of credit with a local  correspondent  bank.  The Order  restricts  the amount of brokered certificates  of  deposit  that  WebBank  is  allowed  to  issue  to the  amount outstanding on the effective date of the Order, which is $7,465,000. However, on
July  27,  2005,  the FDIC and the Utah  Department  of  Financial  Institutions
granted WebBank a waiver from  restrictions  imposed on the issuance of brokered certificates of deposit.  The waiver allows WebBank to hold brokered deposits up to an aggregate of $20,000,000  through January 1, 2007. At that time the waiver will expire, and WebBank expects to submit a new request for approval of the use of  brokered  deposits.  As of  December  31,  2005,  WebBank  had  $999,000  of
outstanding  brokered  certificates of deposit. See "Risk Factors-Our failure to comply  with the  Order to Cease  and  Desist  issued to  WebBank  would  have a negative  effect  on our  ongoing  operations"  and  Note 2 of the  Notes to the
Consolidated Financial Statements.

      Management  believes that the Company's  current cash and cash  equivalent balances and expected  operating  cash flows are adequate to meet the  Company's liquidity needs through at least the next 12 months.

      The Company and SPL, an entity controlled by the Company's former Chairman and Chief Executive Officer, devote significant time to exploration of potential acquisition and other business opportunities. There can be no assurance that the
Company will be able to acquire an  additional  business,  or that such business will be  profitable.  In order to finance an  acquisition,  the  Company  may be required to incur or assume indebtedness or issue securities.

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

      At December 31, 2005 and 2004, the Company's  undisbursed  commercial loan commitments totaled $0. For the same periods, the Company's undisbursed consumer credit card loan commitments totaled $0.

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

      o     The allowance for credit losses for non-impaired commercial loans is calculated  on a loan by loan basis at  origination  and  reaffirmed with each  periodic  review.  Each loan is assigned a grade  ranging from  1  (excellent)  to  7  (substandard).  Historical  losses  and expectations for probable losses by loan grade are used to determine the amount of allowance  assigned.  Where  historical  losses do not reflect  current  trends  or  are  skewed  due to  the  size  of the portfolio, other methods may be employed.

            The above  methodology  is used for  non-impaired  commercial  loans ranging from grade 1  (excellent)  to grade 7  (substandard).  Loans graded 8 (doubtful) or 9 (loss), are considered  impaired loans. The allowance for credit losses for impaired  loans is calculated  using the guidelines of SFAS 114, "Accounting for Creditors for Impairment
            of a Loan." A loan is considered impaired if it is probable that the
            Company   will  not  collect  all  amounts  due   according  to  the
            contractual  terms of the original  loan  agreement.  The  preferred
            methodology  for  calculating   impairment  under  SFAS  114  is  to
            calculate the present value of expected cash flows from the loan and subtract  that  from  the  current  book  value  of  the  loan.  The difference,  if positive,  requires additional  allowance for credit losses.  If the loan is collateral  dependent,  another  methodology used is to  determine  the  market  value  of the  collateral,  less selling  expenses,  and subtract that from the current book value of the loan. The difference, if positive, requires additional allowance for credit losses.

      o     The  allowance  for  credit  losses  for SBA  loans  is  based  on a percentage of  outstanding  loans which takes into  consideration  a
            combination  of  historical  loss  experience,   overall   portfolio
            performance, collateral, and current trends.

EQUITY SECURITIES AVAILABLE FOR SALE

      The  Company,  both  directly  and  through its  WebBank  subsidiary,  has investments in equity securities.  Available-for-sale securities are recorded at fair value. Unrealized holding gains or losses on available-for-sale  securities are excluded from earnings and reported,  until realized,  in accumulated  other comprehensive income (loss) as a separate component of stockholders' equity, net
of  tax.  A  decline  in  the  market   value  of  any   available-for-sale   or
held-to-maturity  security  below cost that is deemed "other than  temporary" is charged to earnings  resulting in the  establishment of a new cost basis for the security.  Determination  of  whether a decline  in market  value is other  than temporary may be  subjective  because it requires  significant  estimates of the projected financial condition of the issuer, of the industry in which the issuer operates, and of local,  regional, and national economies.  See Notes 1 and 3 of the  Notes  to  Consolidated  Financial  Statements  for a  description  of  the methodology  used by the Company to determine  the cost and fair value of equity securities available for sale.

GOODWILL

      At December 31,  2004,  a third party  valuation  test was  performed,  on goodwill in  accordance  with SFAS 142.  The  absence of a market  proxy for the value of WebBank  resulted in reliance on an income  approach for the valuation.
However,  the sale of the accounts receivable  factoring portfolio combined with
WebBank's  Order to Cease and  Desist  (see Note 2 of the Notes to  Consolidated
Financial  Statements)  caused  uncertainty  regarding  the timing and nature of replacing that product line.  Therefore,  projections of future cash flows could not support the value of goodwill,  and the remaining $1,380,000 of goodwill was written off as of December 31, 2004.

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

      As of December 31, 2004 and 2005, the Company  determined that the lack of new lines of business  to replace  the  accounts  receivable  factoring  line of business made it "more likely than not" that the net  operating  loss portion of the deferred tax asset would not be realized.  Therefore,  a valuation allowance was established to cover the portion of WebBank's deferred tax assets related to its  remaining  net  operating  loss  portion,  leaving a net deferred tax asset balance of $89,000 and $303,000 for the years ended  December 31, 2005 and 2004, respectively.  See  Notes  1 and  13 of  the  Notes  to  Consolidated  Financial
Statements for a further  description of the methodology  used by the Company to determine the deferred tax valuation allowance.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      SFAS  123R  is  a  revision  of  SFAS  123,  "Accounting  for  Stock-Based
Compensation" and supersedes APB 25, "Accounting for Stock Issued to Employees."
This  Statement  will  require  the  Company to  recognize  the cost of employee services received in share-based payment transactions based on the fair value of the shares awarded.  As stated in Note 1 of the Notes to Consolidated  Financial
Statements,  the Company currently  measures  compensation costs for stock-based payments as prescribed by APB 25. While APB 25 generally resulted in recognition of no  compensation  cost,  SFAS 123R will  typically  result in  recognition of compensation  cost.  The  Company  is  required  to  adopt  SFAS  123R as of the beginning of 2006. The Company does not expect the adoption of SFAS 123R to have a material  impact on its financial  condition or results of operations  for the year ending December 31, 2006.

      The  American   Institute  of  Certified  Public  Accountants  has  issued
Statement of Position 03-3, ("SOP 03-3"),  "Accounting for Certain Loans or Debt
Securities Acquired in a Transfer".  SOP 03-3 requires acquired loans, including debt  securities,  to be  recorded  at the  amount  of the  purchaser's  initial investment and prohibits carrying over valuation  allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination,  and it is probable all contractual cash flows on the loan will be unable to be  collected.  SOP 03-3 also  requires the excess of all undiscounted  cash  flows  expected  to be  collected  at  acquisition  over the purchaser's  initial  investment  to  be  recognized  as  interest  income  on a level-yield basis over the life of the loan.  Subsequent increases in cash flows expected to be collected are recognized  prospectively  through an adjustment of the  loan's  yield over its  remaining  life,  while  subsequent  decreases  are recognized as impairment.  Loans carried at fair value,  mortgage loans held for sale, and loans to borrowers in good standing under revolving credit  agreements are excluded  from the scope of SOP 03-3.  The  guidance is effective  for loans acquired in fiscal years  beginning  after  December 15,  2004.  Acquired  loans within  the scope of SOP 03-3 will be  recorded  at their  net fair  value.  The adoption of this accounting standard by the Company had no current effect on the financial statements.

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

OUR FAILURE TO COMPLY WITH THE ORDER TO CEASE AND DESIST ISSUED TO WEBBANK WOULD
HAVE A NEGATIVE EFFECT ON OUR ONGOING OPERATIONS.

      As discussed in Note 2 of the Notes to Consolidated  Financial Statements,
on January 31, 2005, the FDIC and the Department of Financial  Institutions  for
the State of Utah  issued to WebBank an Order to Cease and Desist in  connection with alleged violations of certain banking regulations. WebBank consented to the issuance of the Order  without  admitting  or denying the alleged  charges.  The
Order required  WebBank to comply with a number of  requirements  which include, but is not limited to,  increasing  the number of  directors,  increasing  board involvement,  hiring new  executive  officers,  creating a three-year  strategic plan, charging off or collecting certain classified loans, revising and adopting various policies,  developing and adopting a budget plan and a capital plan that is designed to maintain an adequate level of Capital  protection for the kind of and  quality  of assets  held by the bank,  and  establishing  and  implementing procedures for affiliate  transactions.  The Order also  immediately  prohibited certain actions such as purchasing  factored  accounts  receivable  until proper procedures and policies are in place, extending additional credit to substandard borrowers,  and paying cash dividends. The Order further prohibited WebBank from issuing brokered certificates of deposit in an aggregate amount greater than the amount outstanding on the effective date of the Order, which was $7,465,000. The effective  date of the Order was February  10,  2005,  and the due dates for the requirements  ranged from 10 days to 360 days from the  effective  date with the majority to be achieved within 120 days of the Order.

      WebBank  believes  that during the period since the issuance of the Order, it has  provided  all  information  required  by the  Order on a  timely  basis.
WebBank's  compliance  with  the  Order  was  reviewed  by the FDIC and the Utah
Department  of Financial  Institutions  during the annual  Safety and  Soundness examination  conducted in September  2005. The examiners noted in a letter dated
February 2006 that WebBank's  fourth quarter  progress report indicates the Bank has made  substantial  progress  towards  compliance with the Order based on the results of the recent joint  examination,  however,  also noted that  management properly  recognizes  there are several  remaining  issues that require  further action,  including the successful  execution of a three-year  business plan that was presented to and approved by the regulators during June 2005. The Order will remain in place until it is modified, terminated, suspended, or set aside by the
FDIC and the  Department of Financial  Institutions  for the State of Utah.  The
time frame  remaining for the Order to be in place is not known at this time. As long as WebBank is subject to the Order,  failure to comply with the Order would have a negative effect on our ongoing operations.

OUR  BUSINESS  COULD BE HARMED IF NEW LINES OF BUSINESS ARE NOT  IMPLEMENTED  TO
REPLACE THE FORMER ACCOUNTS RECEIVABLE FACTORING BUSINESS LINE.

      As discussed in the section  entitled  "Description of Business",  WebBank sold its remaining accounts receivable  factoring portfolio on December 30, 2004 and terminated its remaining accounts receivable factoring  arrangements.  Prior to that date, accounts receivable factoring constituted WebBank's principal line of business.  WebBank was engaged in accounts receivable factoring utilizing two sourcing and servicing  companies.  One of the two accounts receivable factoring programs  was  terminated  in February  2004,  and the other was  terminated  on
December  30, 2004.  The  accounts  receivable  factoring  arrangement  that was terminated in December 2004 accounted for  approximately 47% of our consolidated revenues for the year ended December 31, 2004.  During 2005 WebBank  focused its efforts on complying with the Order,  restructuring management, and developing a business plan for the future. The Bank added Small Business Administration Loans to its Government Lending Portfolio in the fourth quarter of 2005. The Bank will continue to  implement  the  business  plan it  developed  and add  products and services in 2006; however, future earnings are dependent on management's ability to successfully implement the business plan.

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
Depositors  that  invest in  brokered  certificates  of  deposit  are  generally interest  rate  sensitive  and  well  informed  about  alternative  markets  and investments. Consequently, funding with brokered certificates of deposit may not provide the same stability to a bank's deposit base as traditional  local retail deposit  relationships.  Because of our  dependence  on the market for  brokered certificates  of deposit (100% and 97% of WebBank's  total  deposits at December
31, 2005 and 2004,  respectively),  our liquidity may be negatively  impacted if that funding  source  experiences  supply  difficulties  due to loss of investor confidence  or a flight  to higher  quality  investments  such as U.S.  Treasury securities. In addition, only banks that are determined to be "well capitalized"
by their  regulatory  agencies are permitted to issue brokered  certificates  of deposit without  restriction.  Under the Order,  restrictions on the issuance of brokered  certificates  of deposit  have been placed on WebBank  which  prohibit
WebBank from issuing  brokered  certificates  of deposit in an aggregate  amount greater than the amount outstanding on the effective date of the Order, which is
$7,465,000.  The Bank has the ability to petition for an increase each year. The
Order discussed in Note 2 of the Notes to Consolidated  Financial Statements may
restrict the amount of brokered  certificates of deposit that WebBank is allowed to issue.

      On  July  27,  2005,  the  FDIC  and  the  Utah  Department  of  Financial
Institutions  granted WebBank a waiver from restrictions imposed on the issuance of brokered  certificates of deposit. The waiver allows WebBank to hold brokered deposits up to an  aggregate of  $20,000,000  through  January 1, 2007.  At that time,  the waiver will  expire and  WebBank  expects to submit a new request for approval of the use of brokered deposits.

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

SIGNIFICANT  NEW LAWS OR CHANGES IN EXISTING LAWS OR MONETARY  POLICY  EFFECTING
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
Since  certain of the  commitments  are expected to expire  without  being drawn upon, the total  commitment  amounts do not  necessarily  represent  future cash
requirements.   We  use  the  same  credit  policy  in  making  commitments  and conditional  obligations as we do for on-balance sheet instruments.  We evaluate each  customer's  credit  worthiness  on a  case-by-case  basis.  The  amount of collateral  obtained,  if deemed necessary upon extension of credit, is based on management's  credit evaluation of the borrower.  At December 31, 2005 and 2004, we had no undisbursed  commercial loan  commitments or consumer credit card loan commitments.

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

WARREN G. LICHTENSTEIN,  OUR FORMER CHAIRMAN AND FORMER CHIEF EXECUTIVE OFFICER,
THROUGH HIS  AFFILIATION  WITH STEEL PARTNERS II, L.P., HAS THE ABILITY TO EXERT
SIGNIFICANT  INFLUENCE  OVER OUR  OPERATIONS  AND MAY HAVE INTERESTS THAT DIFFER
FROM THOSE OF OUR SHAREHOLDERS.

      Mr.  Lichtenstein,  as the sole managing  member of the general partner of
Steel Partners II, L.P.  ("Steel"),  is deemed to beneficially own the shares of our Common Stock owned by Steel. As of April 21, 2006, Steel  beneficially owned
1,611,522  shares of our Common  Stock  which,  together  with the shares  owned directly by Mr. Lichtenstein,  represents approximately 73.8% of our outstanding
Common Stock. Mr.  Lichtenstein,  as sole managing member of the general partner of Steel,  has sole  investment and voting control over the shares  beneficially owned by Steel and thus has the ability to exert significant  influence over our policies and affairs,  including  the election of our Board of Directors and the approval of any action  requiring a shareholder  vote, such as amendments to our
Certificate of Incorporation and approving mergers or sales of substantially all of our assets,  as well as matters where the interests of Mr.  Lichtenstein  and
Steel may differ from the interests of our other shareholders in some respects.

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

      In connection  with the audit of the financial  statements,  the Company's independent auditors discovered and communicated material weaknesses in internal controls.  A material weakness is a significant  deficiency that results in more than a remote  likelihood that a material  misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses discovered  involved a segregation  of duties  regarding the general  ledger and financial applications data processing system (the "System"). A similar weakness was  addressed  during 2004 and  corrected  during 2005 by having  staff  member perform an independent  review of system  maintenance  records on a daily basis.
During the second and third quarters of 2005 the CFO of WebBank  performed these independent  reviews.  However,  during the fourth  quarter of 2005 the CFO left
WebBank. Due to limited staff in the Bank, the Bank President assumed his review
of  the  daily  system  maintenance   records.   The  Bank  President  also  had
administrator  access  to  the  accounting  system  that  generated  the  system maintenance record reports. In the first quarter of 2006 a new CFO was hired and the review was  immediately  transferred  to the CFO. Based on the above actions taken to date,  the  Company  believes  that it has  taken  sufficient  steps to address this weakness.

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

      Based upon that evaluation, except for the material weakenesses identified by the Company's  independent  auditors as discussed  above, the Chief Executive
Officer and Chief  Financial  Officer  concluded  that the Company's  disclosure controls and procedures are effective and sufficient to insure that  information required  to be  disclosed  in the  reports  that the  Company  files  under the
Exchange Act is recorded,  processed,  summarized  and reported  within the time periods specified by the SEC's rules and regulations.  There were no significant changes  in the  Company's  internal  controls  or in other  factors  that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 8B. OTHER INFORMATION

      None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

      The following  sets forth the name,  age,  present  principal  occupation, employment and material occupations,  positions, offices and employments for the past five years as of April 21, 2006, for the directors of the Company.  Members of the Board of Directors are elected at the annual meetings of shareholders and serve  until  their  respective  successors  shall  have been duly  elected  and qualified.

NAME AND AGE               OCCUPATION AND OTHER DIRECTORSHIPS
------------               ----------------------------------

Jack L. Howard (45)        Mr.  Howard has served as Chairman of the Board since
                           June 2005,  as a director of the  Company  since 1996
                           and as its Vice President  since December 1997.  From
                           December 1997 to May 2000,  Mr. Howard also served as
                           Secretary,  Treasurer and Chief Financial  Officer of
                           the  Company.   Mr.  Howard  has  been  a  registered
                           principal  of Mutual  Securities,  Inc., a registered
                           broker-dealer,  since 1989.  Mr. Howard has served as
                           the  Vice   President  and  Vice  Chairman  of  Steel
                           Partners,  Ltd.  ("SPL"),  a management  and advisory
                           company that  provides  management  services to Steel
                           and  its  affiliates,  since  December  2003.  He has
                           served as Chairman  of the Board and Chief  Executive
                           Officer of Gateway Industries,  Inc.  ("Gateway"),  a
                           provider of database  development and web site design
                           and  development  services,  since  February 2004, as
                           Vice  President of Gateway since December 2001 and as
                           a director  of Gateway  since May 1994.  He is also a
                           director of BNS Co. ("BNS"), a real estate management
                           company,  WHX Corporation  ("WHX"), a holding company
                           and   CoSine    Communications,    Inc.,   a   global
                           telecommunications  equipment  supplier.  Mr.  Howard
                           devotes  such  time  to  the  business   affairs  and
                           operations  of the Company as he deems  necessary  to
                           perform his duties,  which changes from time to time,
                           but generally does not exceed 50% of his time.

James R. Henderson (48)    Mr.  Henderson  has  served as a  director  and Chief
                           Executive  Officer of the Company since June 2005, as
                           President and Chief Operating  Officer of the Company
                           since  November  2003,  and was the Vice President of
                           Operations from September 2000 through December 2003.
                           He has served as a director of the WebBank subsidiary
                           since March 2002 and was the acting  Chief  Executive
                           Officer from November 2004 to May 2005. He has served
                           as a  director  and Chief  Operating  Officer  of the
                           WebFinancial  Holding  Corporation  subsidiary  since
                           January  2000.  He has  served as a  director  of BNS
                           since June 2004 and as a director and Chairman of Del
                           Global    Technologies    Corp.,   a   designer   and
                           manufacturer   of  medical   imaging  and  diagnostic
                           systems,   since   November   2003   and  May   2005,
                           respectively.  Mr.  Henderson  has  served  as a Vice
                           President  of SPL and its  predecessor  since  August
                           1999.  He has also  served as  President  of  Gateway
                           since  December  2001.  Mr.  Henderson  served  as  a
                           director of ECC  International  Corp., a manufacturer
                           and marketer of  computer-controlled  simulators  for
                           training   personnel  to  perform   maintenance   and
                           operator   procedures  on  military   weapons,   from
                           December  1999 to September  2003 and as acting Chief
                           Executive  Officer  from July 2002 to March 2003.  He
                           has  served  as a  director  of SL  Industries,  Inc.
                           ("SL"),   a  designer  and  producer  of  proprietary
                           advanced systems and equipment for the power and data
                           quality  industry,  since January 2002.  From January

                           2001  to  August  2001,  Mr.   Henderson   served  as
                           President  of MDM  Technologies,  Inc., a direct mail
                           and marketing company that was principally controlled
                           by the Company's  former Chief Executive  Officer and
                           Chairman.  Mr.  Henderson  devotes  such  time to the
                           Company's business affairs and operations as he deems
                           necessary to perform his duties,  which  changes from
                           time to time,  but  generally  does not exceed 50% of
                           his time.

Joseph L. Mullen (59)      Mr.  Mullen has served as a director  of the  Company
                           since 1995. Since January 1994, Mr. Mullen has served
                           as Managing Partner of Li Moran International,  Inc.,
                           a management  consulting company,  and has functioned
                           as a senior officer  overseeing the  merchandise  and
                           marketing  departments for such companies as Leewards
                           Creative Crafts Inc., Office Depot of Warsaw,  Poland
                           and Camelot Music.

Mark E. Schwarz (45)       Mr.  Schwarz  has served as a director of the Company
                           since July 2001. Mr.  Schwarz is the Chairman,  Chief
                           Executive  Officer and Portfolio Manager of Newcastle
                           Capital   Management,   L.P.,  a  private  investment
                           management  firm  he  founded  in  1993  that  is the
                           general  partner  of  Newcastle  Partners,   L.P.,  a
                           private  investment  firm.  Mr. Schwarz has served as
                           Chairman of the Board of Hallmark Financial Services,
                           Inc.,  a property  and  casualty  insurance  company,
                           since October 2001 and as its Chief Executive Officer
                           since January  2003. He currently  serves as Chairman
                           of the Board of Bell  Industries,  Inc.,  a  computer
                           systems integrator, Pizza Inn, Inc., a franchisor and
                           food and supply  distributor,  and New Century Equity
                           Holdings Corp., an asset  management  company,  and a
                           director of Nashua  Corporation,  a specialty  paper,
                           label  and  printing  supplies  manufacturer,   Vesta
                           Insurance Group,  Inc., a holding company for a group
                           of insurance companies, and SL.

Howard Mileaf (69)         Mr.  Mileaf has served as a director  of the  Company
                           since  December  2002.  He  has  been a  director  of
                           Neuberger  Berman Mutual Funds since 1985. Mr. Mileaf
                           has served as a director  of WHX from  August 2002 to
                           August  2005.  From May 1993 to  December  2001,  Mr.
                           Mileaf served as Vice  President and General  Counsel
                           of WHX.

EXECUTIVE OFFICERS

      The following  sets forth the name,  age,  present  principal  occupation, employment and material occupations,  positions, offices and employments for the past five years as of April 21, 2006, for the executive  officers of the Company who are not also directors of the Company.

NAME AND AGE               OCCUPATION AND OTHER DIRECTORSHIPS
------------               ----------------------------------

Glen M. Kassan (62)        Mr.  Kassan  has  served  as  Vice  President,  Chief
                           Financial  Officer and Secretary of the Company since
                           June 2000. He has served as Executive  Vice President
                           of SPL and its  predecessor  since  June  2001 and as
                           Vice President of its  predecessor  from October 1999
                           through May 2001. Mr. Kassan has served as a director
                           of SL since  January 2002 and as its  President  from
                           February  2002 to August 2005.  Mr. Kassan has served
                           as a director  of WHX since July 2005 and as its Vice
                           Chairman of the Board,  Chief  Executive  Officer and
                           Secretary since October 2005. Mr. Kassan is currently
                           a  director  of  United  Industrial  Corporation,   a
                           company principally focused on the design, production
                           and support of defense  systems and a manufacturer of
                           combustion  equipment  for biomass and refuse  fuels.

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

AUDIT COMMITTEE FINANCIAL EXPERT

      The  Board  of  Directors  has  a  separately-designated   standing  audit
committee,  established in accordance  with Section  3(a)(58)(A) of the Exchange
Act, comprised of Howard Mileaf, Joseph L. Mullen and Mark E. Schwarz. The Board
has determined  that Howard Mileaf has the requisite  education,  background and experience to be considered an audit committee  "financial  expert" as that term is defined by the SEC and is  "independent" as the term is used in Item 7(d) (3)
(iv) of Schedule 14A under the Exchange Act..

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section  16(a) of the Exchange Act requires the  Company's  directors  and executive  officers,  and persons who own more than 10% of a registered class of the  Company's  equity  securities,  to file  with the SEC  initial  reports  of ownership  and reports of changes in  ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section
16(a)  forms  they  file.  Based  solely  upon a review of copies of such  forms received by it, or written  representations  from certain reporting persons, the
Company believes that, during the fiscal year ended December 31, 2005, there was compliance  with all Section 16(a) filing  requirements  applicable to officers, directors, and greater-than 10% shareholders.

CODE OF CONDUCT AND ETHICS

      The Company  has adopted a Code of Conduct and Ethics that  applies to the
Company's  principal executive officer,  principal financial officer,  and other persons performing  similar functions.  A copy of the Code of Conduct and Ethics has been  filed as an exhibit to the  Company's  Form  10-KSB for the year ended
December 31, 2003. A copy of the Code of Ethics is available without charge upon written request to: Corporate Secretary,  WebFinancial Corporation,  590 Madison
Avenue, 32nd Floor, New York, New York, 10022.

RECOMMENDATION OF DIRECTOR NOMINEES BY SHAREHOLDERS

      The Nominating  and Governance  Committee  considers  recommendations  for director  nominees by shareholders that are properly received in accordance with the Company's Guidelines For Nominating And Evaluating  Candidates For The Board
of Directors and applicable rules and regulations of the SEC. There have been no material changes to the Company's procedures by which shareholders may recommend director  nominees since such  procedures  were last disclosed by the Company in its  Schedule  14A in  connection  with the  Company's  2005  annual  meeting of shareholders.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth  information  concerning the compensation paid by the Company  during the fiscal years ended  December 31, 2005,  2004 and 2003 to
James R. Henderson, the Company's current Chief Executive Officer, and Warren G.
Lichtenstein,  the  Company's  former Chief  Executive  Officer.  Mr.  Henderson replaced  Mr.  Lichtenstein  as Chief  Executive  Officer of the Company in June
2005. No other executive officer of the Company received annual  compensation in excess of $100,000 during the fiscal year ended December 31, 2005.

                                                               Long-Term
                                                             Compensation
                                                       -------------------------

                                                                      All Other
                                                                    Compensation
     Name and Principal Position                        Year             ($)
--------------------------------------                 ------       ------------
James R. Henderson                                      2005          20,500(1)
Current Chief Executive Officer                         2004          14,300(1)
                                                        2003          13,200(1)

Warren G. Lichtenstein                                  2005         310,000(2)
Former Chief Executive Officer                          2004         310,000(2)
                                                        2003         310,000(2)

----------
(1)   Represents director fees received by James R. Henderson from WebBank.

(2)   Represents  aggregate  management fees earned by SPL, an entity controlled by Warren Lichtenstein,  from the Company in exchange for office space and certain management,  consulting and advisory services.  James Henderson is an employee of SPL and in that capacity  performed services in the area of management,  accounting and finances for WebBank.  Mr.  Henderson's salary and the cost of certain  other  benefits  for his  services to WebBank are allocated  between WebBank and SPL based on the percentage of time devoted by Mr.  Henderson to WebBank  matters.  For information  relating to these arrangements, see "Certain Relationships and Related Transactions."

AGGREGATED SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END SAR VALUES

The following table sets forth  information  regarding the fiscal year-end value of unexercised  Stock  Appreciation  Rights ("SARs") of WebBank held by James R.
Henderson, the current Chief Executive Officer of the Company.

                                 Number of Securities Underlying           Value Of Unexercised In-The-Money
                                  Unexercised SARs At FY-End (#)                  SARs At FY-End ($)
Name                              Exercisable / Unexercisable(1)              Exercisable / Unexercisable
--------------------------       -------------------------------           ---------------------------------

James R. Henderson                          10,000 / 0                                   0 / 0

(1)   On March 1, 2000,  WebBank  awarded James R. Henderson  10,000 SARs.  Upon exercise of the SARs, Mr. Henderson is entitled to receive an amount equal to the difference between two times the book value of a share of WebBank's common stock on the exercise date less two times $4.91,  the book value of a share of WebBank's  common stock at the end of the month  preceding  the grant  date,  multiplied  by  10,000.  All of  Mr.  Henderson's  SARs  are currently exercisable.

STOCK OPTIONS

None of the Company's  executive  officers  were granted any options  during the fiscal year ended December 31, 2005.

EMPLOYMENT AGREEMENTS

The Company  currently  has no employment  agreements,  compensatory  plans,  or arrangements with any executive officer.

DIRECTOR COMPENSATION

During 2005 and through  April 21, 2006,  members of the Board of Directors  who were  non-employee  directors  received a retainer  fee of $3,000 per quarter in cash for their  services  as a director,  as well as meeting  fees of $1,000 per meeting of the Board and $500 per meeting of a  committee  of the Board ($375 to the extent such committee  meeting was held on the same day as a Board meeting), subject to any elections  which may have been made by any directors  pursuant to the terms of the Long Term Stock Incentive Plan (the "Plan"). Effective April 1,
2005,  the  Board  of  Directors,  at the  recommendation  of  the  Compensation
Committee,  increased  the  non-employee  director  retainer  fee to $5,000  per quarter and changed the committee meeting fee to $500 per meeting,  irrespective of whether such  committee  meeting is held on the same day as a Board  meeting, subject to any  elections  which may be made by any  directors  pursuant  to the terms of the Plan.  Officers who are  directors do not receive a retainer fee or per meeting  compensation.  Howard Mileaf,  as chairman of the audit  committee, receives an additional chairman's fee of $2,500 per quarter.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following  table sets forth  information  as of April 21, 2006 regarding the beneficial  ownership of the Common Stock by each person known by the Company to own  beneficially  more than 5% of the Common  Stock,  by each  director  of the
Company, by the current and former Chief Executive Officer, and by all directors and executive officers as a group.

                                             Amount and Nature of
            Name and Address               Beneficial Ownership (1)      Percent of Class
            ----------------               ------------------------      ----------------

Warren G. Lichtenstein
c/o Steel Partners II, L.P.
590 Madison Avenue, 32nd Floor                  1,611,522  (2)                  73.8%
New York, New York  10022

Steel Partners II, L.P.
590 Madison Avenue, 32nd Floor
New York, New York  10022                       1,610,897                       73.8%

Jack L. Howard
c/o Mutual Securities, Inc.
590 Madison Avenue, 32nd Floor
New York, New York 10022                         10,654    (3)                    *

James R. Henderson
c/o Steel Partners II, L.P.
590 Madison Avenue, 32nd Floor                     -0-                            *
New York, New York 10022

Joseph L. Mullen
c/o Li Moran International, Inc.
611 Broadway, Suite 722
New York, New York  10012                         3,626    (4)                    *

Mark E. Schwarz
c/o Newcastle Capital Management, L.P.
300 Crescent Court, Suite 1110
Dallas, Texas 75201
                                                  2,587    (5)                    *

Howard Mileaf
64 Brookdale Court
Highland Park, New Jersey 08904
                                                   239     (6)                    *
All directors and executive officers
as a group (five persons)                        17,106    (7)                    *

                                       29

----------
*Less than 1%

(1)   A person is deemed to be the beneficial  owner of voting  securities  that can be acquired  by such  person  within 60 days after April 21, 2006 upon
      the  exercise  of  options,  warrants  or  convertible  securities.   Each
      beneficial  owner's  percentage  ownership is  determined by assuming that options,  warrants or convertible  securities that are held by such person
      (but  not  those  held  by  any  other  person)  and  that  are  currently exercisable  (i.e.,  that are  exercisable  within 60 days after April 21,
      2006) have been exercised.  Unless  otherwise  noted, the Company believes that all persons named in the table have sole voting and investment  power with respect to all shares beneficially owned by them.

(2)   Consists  of  (i)  625  shares  of  Common  Stock  owned  directly  by Mr.
      Lichtenstein;  and (ii)  1,610,897  shares of Common Stock owned by Steel, which is also separately  listed in the security  ownership  table. As the sole managing member of the general partner of Steel, Mr. Lichtenstein has sole voting and investment power over the 1,610,897 shares owned by Steel.
      Mr. Lichtenstein  disclaims  beneficial  ownership of the shares of Common
      Stock  owned by Steel  except  to the  extent  of his  pecuniary  interest therein.

(3)   Consists of (i) 9,104 shares of Common Stock owned directly by Mr. Howard;
      (ii) 750 shares of Common Stock owned by Mr.  Howard in joint tenancy with his spouse; and (iii) 800 shares of Common Stock owned by JL Howard, Inc., a New York corporation controlled by Mr. Howard.

(4)   Consists of (i) 1,071  shares of Common  Stock;  and (ii) 2,555  shares of
      Common Stock issuable upon the exercise of options within 60 days of April
      21, 2006 granted to Mr. Mullen.

(5)   Consists of 2,587  shares of Common  Stock  issuable  upon the exercise of options within 60 days of April 21, 2006 granted to Mr. Schwarz.

(6)   Consists  of 239 shares of Common  Stock  issuable  upon the  exercise  of options within 60 days of April 21, 2006 granted to Mr. Mileaf.

(7)   Includes the shares and options held by  Directors  and the current  Chief
      Executive Officer named in the security ownership table.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                 Number of securities remaining
                                     Number of securities                         available for future issuance
                                       to be issued upon     Weighted-average       under equity compensation
                                           exercise of        exercise price of     plans (excluding securities
                                      outstanding options   outstanding options      reflected in column (a)
        Plan Category                         (a)                   (b)                        (c)
        -------------                         ---                   ---                        ---

Equity compensation plans
approved by security holders (1)             5,744                 $9.26                     243,194

Equity compensation plans
not approved by security                       0                   $0.00                        0
holders

Total                                        5,744                 $9.26                     243,194

----------
(1)   Consists of the Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to a management agreement (the "Management Agreement"),  approved by a majority of the Company's disinterested directors,  between the Company and
Steel Partners  Services,  Ltd. ("SPS"),  a predecessor of SPL (and subsequently assigned  to SPL),  SPL  provides  the  Company  with  office  space and certain management,  consulting  and  advisory  services.  The  Management  Agreement is automatically  renewable on an annual basis unless  terminated  by either party, for any reason,  upon at least 60 days written notice. The Management  Agreement also provides that the Company shall indemnify,  save and hold SPL harmless from and against  any  obligation,  liability,  cost or damage  resulting  from SPL's actions  under  the terms of the  Management  Agreement,  except  to the  extent occasioned  by  gross  negligence  or  willful  misconduct  of  SPL's  officers, directors or employees.

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

      Prior to March 26, 2002, the original  counterparty to both the Management
Agreement and the First Allocation  Agreement was SPS. As of March 26, 2002, the
Management  Agreement and the First  Allocation  Agreement  described above were assigned by SPS to SPL and the employees of SPS became  employees of SPL. Warren
Lichtenstein,  the largest beneficial owner of securities of the Company and the
Company's prior Chairman and prior Chief Executive  Officer,  is an affiliate of
SPL based on his ownership of SPL,  directly and through Steel, and by virtue of his  positions as Chairman,  President and Chief  Executive  Officer of SPL. Mr.
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

      During the fiscal year ended  December  31,  2005,  SPL billed the Company fees with  respect to fiscal 2005 of $310,000 for  services  rendered  under the
Management  Agreement.  Included in these fees was $100,000  paid by WebBank for services rendered under the Second Allocation Agreement.  During the fiscal year ended December 31, 2004, SPL billed the Company fees with respect to fiscal 2004 of $310,000 for services  rendered under the Management  Agreement.  Included in these fees was $100,000  paid by WebBank for services  rendered  under the First and Second  Allocation  Agreements.  The fees payable by WebBank are included in the fees payable by the Company under the Management Agreement.

      Pursuant to a sourcing and servicing agreement (the "Rockland  Agreement")
between WebBank and Rockland Credit Finance LLC ("Rockland"), Rockland performed both sourcing and servicing  functions on behalf of WebBank related to WebBank's accounts  receivable  factoring program.  John Fox, the owner of Rockland,  is a former employee of WebBank.  Rockland earned  $1,188,000 and $1,019,000 in total management fees under the terms of the Rockland  Agreement during 2004 and 2003, respectively.  Management  fees were  paid  quarterly  and  accrued  monthly  by
WebBank.  Notices of  termination  were  issued  with  respect  to the  Rockland
Agreement and other accounts receivable factoring and service  arrangements.  On
December  30, 2004,  Rockland  exercised  its option to purchase  from WebBank a portfolio of accounts  receivable  (the  "Receivables")  in connection  with the termination  of  the  Rockland  Agreement  between  WebBank  and  Rockland.  The
Receivables  were purchased at book value from WebBank  pursuant to that certain
Asset Purchase and Assignment and Assumption Agreement for an aggregate purchase price of $5,791,395,  subject to certain  specified  adjustments.  Specifically,
Rockland  purchased  specified  factoring  accounts  held  by  WebBank,  all  of
WebBank's  right,  title and interest under specified  factoring  agreements and participation  agreements and other  agreements,  arrangements,  commitments and understandings related thereto or to the Receivables, all of which were acquired by WebBank pursuant to the Rockland Agreement (the  "Contracts").  Rockland also assumed  and agreed to pay and  perform  all  obligations  of WebBank  under the
Contracts and otherwise in respect of the purchased  assets arising on and after the closing date.

ITEM 13. EXHIBITS

See Exhibit Index immediately following the signature page.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

      The  aggregate  fees billed for each of the last two fiscal  years of 2005 and 2004 for professional  services rendered by Grant Thornton LLP for the audit of the annual financial statements of the Company and its subsidiary WebBank and the review of the financial  statements  included in the Company's  Forms 10-QSB for such fiscal years were approximately $158,000 and $140,000, respectively.

AUDIT-RELATED FEES:

      The  aggregate  fees billed for each of the last two fiscal  years of 2005 and 2004 for assurance and related services  rendered by Grant Thornton LLP were approximately $4,000 and $52,000, respectively. The audit-related fees billed in
2004 related to the Company's common stock subscription rights offering.

TAX FEES:

      The  aggregate  fees billed for each of the last two fiscal  years of 2005 and 2004 for  professional  services  rendered  by  Grant  Thornton  LLP for tax compliance,  tax advice and tax  planning  for the  Company  and its  subsidiary
WebBank  were  approximately  $35,000 and $8,000,  respectively.  An increase of
$28,000  in the 2005  fees was due to the  analysis  and  evaluation  of the tax consequences  associated  with an  investment  in a real estate  master  limited partnership (See Note 17, Investments).

ALL OTHER FEES:

      No fees were billed for each of the last two fiscal years of 2005 and 2004 for  products  and  services  of Grant  Thornton  LLP,  other than the  services reported above.

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

      All of the  engagements  and  fees for the  Company's  fiscal  year  ended
December 31, 2005 were  preapproved by the Audit  Committee.  In connection with the audit of the  Company's  Financial  Statements  for the  fiscal  year  ended
December 31, 2005, Grant Thornton LLP only used full-time, permanent employees.

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

Date: April 21, 2006                             WEBFINANCIAL CORPORATION
      --------------

                                                 By:  /s/ James R. Henderson
                                                     ---------------------------
                                                 James R. Henderson
                                                 Chief Executive Officer

                                POWER OF ATTORNEY

      WebFinancial  Corporation  and each of the  undersigned  do hereby appoint
James R. Henderson and Jack L. Howard,  and each of them singly, its or his true and lawful  attorney to execute on behalf of  WebFinancial  Corporation  and the undersigned  any and all  amendments to this Annual Report on Form 10-KSB and to file the same with all  exhibits  thereto  and  other  documents  in  connection therewith with the Securities  and Exchange  Commission.  Each of such attorneys shall have the power to act hereunder with or without the other.

      In accordance  with the Exchange Act of 1934,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                                     Date
---------                                                     ----

James R. Henderson                                            April 21, 2006
--------------------------------------------                  --------------
James R. Henderson                                            Date
Chief Executive Officer and Director
(Principal Executive Officer)

Jack L. Howard                                                April 21, 2006
--------------------------------------------                  --------------
Jack L. Howard                                                Date
Chairman and Director

Glen M. Kassan                                                April 21, 2006
--------------------------------------------                  --------------
Glen M. Kassan                                                Date
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Howard Mileaf                                                 April 21, 2006
--------------------------------------------                  --------------
Howard Mileaf, Director                                       Date

Joseph L. Mullen                                              April 21, 2006
--------------------------------------------                  --------------
Joseph L. Mullen, Director                                    Date

Mark E. Schwarz                                               April 21, 2006
--------------------------------------------                  --------------
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

December 31, 2005

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

The  responsibility  of our  independent  auditors,  Grant  Thornton  LLP, is to conduct  their audit in  accordance  with the  standards  of the Public  Company
Accounting Oversight Board (United States). In carrying out this responsibility, they planned and  performed  their audit to obtain  reasonable  assurance  about whether the  financial  statements  are free of material  misstatement,  whether caused by error or fraud.

The Audit Committee of the Board of Directors met four times with management and
Grant Thornton LLP to discuss auditing and financial  matters and to assure that each is carrying out its responsibilities.  Grant Thornton LLP has full and free access to the Audit  Committee  and met with it by  telephone,  with and without management being present, to discuss the results of their audit.

By: /s/ James R. Henderson
    --------------------------------------------
    James R. Henderson
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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of WebFinancial Corporation

We have audited the accompanying  consolidated statements of financial condition of  WebFinancial  Corporation and  subsidiaries  (a Delaware  corporation) as of
December  31,  2005  and  2004,  and  the  related  consolidated  statements  of operations, stockholders' equity, and cash flows for the years then ended. These financial  statements are the  responsibility of the Company's  management.  Our responsibility  is to express an opinion on these financial  statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly,  in all  material  respects,  the  financial  position  of  WebFinancial
Corporation  and  subsidiaries as of December 31, 2005 and 2004, and the results of their  operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As  discussed  in Note 2 to the  financial  statements,  WebBank is subject to a formal  regulatory  order,  jointly  issued  by the FDIC and the  Department  of
Financial  Institutions for the State of Utah,  affecting the Bank's  operations and  requiring  certain  actions.  WebBank  currently  does  not meet all of the requirements of the regulatory  order,  which subjects them to certain mandatory and  discretionary  actions by the  regulators.  These actions and  management's plans in regard to these matters are also described in Note 2. The  consolidated financial  statements do not include any adjustments  that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Salt Lake City, Utah
April 14, 2006

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in thousands except share data)

                                                                     December 31,   December 31,
                                                                         2005           2004
                                                                         ----           ----

ASSETS
Cash and due from banks                                                $      3       $      4
Interest bearing deposits in other banks                                  8,518         22,177
                                                                       -----------------------
          Total cash and cash equivalents                                 8,521         22,181

Investment securities (note 3)
      Held-to-maturity (estimated fair value of $44 and $46
          at December 31, 2005 and 2004)                                     44             46
      Avaliable-for-sale                                                  2,615          2,666
                                                                       -----------------------
          Total investment securities                                     2,659          2,712

Loans, net (note 4)                                                       7,663          5,950
Allowance for credit losses (note 5)                                       (184)          (321)
                                                                       -----------------------
          Total loans, net                                                7,479          5,629

Foreclosed assets                                                            --            100
Premises and equipment, net (note 9)                                         16             21
Accrued interest receivable                                                 118             40
Deferred tax asset (note 13)                                                 89            303
Investments (note 17)                                                     4,596          1,200
Other assets (note 18)                                                      890            824
                                                                       -----------------------

                                                                       $ 24,368       $ 33,010
                                                                       =======================

                                   (continued)

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)
                    (Amounts in thousands except share data)

                                                                     December 31,   December 31,
                                                                         2005           2004
                                                                         ----           ----

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Certificates of deposit (note 7)                                    $    999       $  8,722
                                                                       -----------------------
         Total deposits                                                     999          8,722

Accrued interest payable                                                      2             --
Custodial payable - Commercial loans                                        722            154
Other liabilities                                                           458            326
                                                                       -----------------------
         Total liabilities before minority interest                       2,181          9,202

Minority interest                                                           311            399

Commitments and contingencies (notes 2, 8, 12, and 15)

Stockholders' Equity (notes 2, 11, 16, and 22)
   Preferred stock, 500,000 shares authorized, none issued                   --             --
   Common Stock, 5,000,000 shares authorized
       $.001 par value, 2,183,366 and 2,183,433 shares issued and
       outstanding at December 31, 2005 and 2004                              2              2
   Paid-in capital                                                       47,647         47,648
   Accumulated deficit                                                  (26,747)       (25,369)
   Accumulated other comprehensive income                                   974          1,128
                                                                       -----------------------

Total stockholders' equity                                               21,876         23,409
                                                                       -----------------------

                                                                       $ 24,368       $ 33,010
                                                                       =======================

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Amounts in thousands except share data

                                                                   Year ended    Year ended
                                                                  December 31,  December 31,
                                                                      2005          2004
                                                                      ----          ----

Interest income
   Loans, including fees                                            $   635       $   874
   Purchased receivables
     Accounts receivable factoring                                       --         2,470
     Other                                                               --            12
   Interest bearing deposits in other banks                             357            59
   Federal funds sold                                                    --            20
   Investment securities                                                 61            81
                                                                    ---------------------
        Total interest income                                         1,053         3,516

Interest expense
   Deposits                                                              75           244
                                                                    ---------------------
        Total interest expense                                           75           244
                                                                    ---------------------

        Net interest income before provision for credit losses          978         3,272

Provision for credit losses (note 5)                                    290            62
                                                                    ---------------------
        Net interest income after provision for credit losses           688         3,210

Noninterest income
   Gain on sale of securities (note 3)                                   40             1
   Gain on sale of other assets                                          79            15
   Fee income                                                           349           388
   Miscellaneous income (note 19)                                        50           902
                                                                    ---------------------
        Total noninterest income                                        518         1,305

Noninterest expenses (note 6)
   Salaries, wages, and benefits                                        582           797
   Professional and legal fees                                          792           594
   Unrealized loss on trading liabilities                                47            --
   Realized loss on trading liabilities                                  37            --
   Accounts receivable factoring management and broker fees              --         1,150
   Other management fees - related party (note 6)                       286           310
   Loss on impairment of goodwill (note 23)                              --         1,380
   Other general and administrative                                     710           787
                                                                    ---------------------
         Total noninterest expenses                                   2,454         5,018
                                                                    ---------------------

             Operating loss                                          (1,248)         (503)

Income tax expense (note 13)                                            218           491
                                                                    ---------------------

Loss before minority interest                                        (1,466)         (994)

Loss attributable to minority interests                                  88            64
                                                                    ---------------------

         Net loss                                                   $(1,378)      $  (930)
                                                                    =====================

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                    (Amounts in thousands except share data)

                                                           Year ended          Year ended
                                                          December 31,        December 31,
                                                              2005                2004
                                                              ----                ----

Loss per common share (note 10):
   Basic                                                 $       (0.63)      $       (0.62)
   Diluted                                               $       (0.63)      $       (0.62)

Weighted average number of common shares (note 10):
   Basic                                                     2,183,366           1,495,502
   Diluted                                                   2,183,366           1,495,502

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004
                    (Amounts in thousands except share data)

                                                                                                    Accumulated
                                          Common stock                                                 Other             Total
                                          ------------              Paid-in         Accumulated    Comprehensive     Stockholders'
                                    Shares           Amount         Capital          Deficit       Income (loss)         Equity
                                    ------           ------         -------          -------       -------------         ------

Balance at January 1, 2004         1,091,717       $        1      $   36,609       $  (22,974)      $       55       $   13,691

Common stock subscription
rights offering:
  Proceeds, net                    1,091,716                1           9,574               --               --            9,575
  Rights dividend declared                --               --           1,465           (1,465)              --               --

Comprehensive income:
  Net loss                                --               --              --             (930)              --             (930)
  Unrealized holding gain
  arising during period,
  net of tax                              --               --              --               --            1,073            1,073
                                  ----------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                   143
                                  ----------------------------------------------------------------------------------------------

Balance at December 31, 2004       2,183,433                2          47,648          (25,369)           1,128           23,409

Cash in lieu of shares from
reverese stock split                     (67)              --              (1)              --               --               (1)

Comprehensive loss:
  Net loss                                --               --              --           (1,378)              --           (1,378)
  Unrealized holding loss
  arising during period,
  net of tax                              --               --              --               --             (154)            (154)
                                  ----------------------------------------------------------------------------------------------
Total comprehensive loss                                                                                                (1,532)
                                  ----------------------------------------------------------------------------------------------
Balance at December 31, 2005       2,183,366       $        2      $   47,647       $  (26,747)      $      974       $   21,876
                                  ==============================================================================================

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                            Year ended      Year ended
                                                                                           December 31,    December 31,
                                                                                               2005            2004
                                                                                               ----            ----
Cash flows from operating activities:
Net loss                                                                                     $(1,378)        $  (930)
  Adjustments to reconcile net loss to net cash from operating activities:
    Minority interest                                                                            (88)            (64)
    Provision for credit losses                                                                  290              62
    Depreciation                                                                                  11              17
    Gain on sale of securities available for sale                                                (40)             (1)
    Gain on sale of foreclosed assets                                                            (46)             --
    Write down of foreclosed assets                                                               --             100
    Accretion of deferred loan fees, net                                                          (5)            (88)
    Amortization of other assets                                                                   2               3
    Amortization of servicing assets                                                              13              18
    Write off of goodwill                                                                         --           1,380
    Unrealized loss on trading liabilities                                                        47              --
    Deferred tax expense                                                                         214             454
  Change in operating assets and liabilities
    Accrued interest receivable                                                                  (78)            204
    Other assets                                                                                 (83)             53
    Other  liabilities                                                                           667             103
    Interest payable                                                                              (9)             --
                                                                                             -----------------------
        Net cash (used in) provided by operating activities                                     (483)          1,311
                                                                                             -----------------------

Cash flows from investing activities:
    Principal payments received on securities held to maturity                                     2               2
    Purchase of securities available for sale                                                   (234)         (1,293)
    Principal payments received on securities available for sale                                  37              23
    Proceeds from sale of securities available for sale                                          134               2
    Loans originated and principal collection, net                                            (2,136)          2,492
    Purchased accounts receivable factoring originated and principal collections, net             --           2,482
    Purchased accounts receivable factoring recoveries                                            --              65
    Proceeds from sale of purchased accounts receivable factoring portfolio                       --           4,227
    Purchased other receivables originated and principal collections, net                         --             268
    Proceeds from sale of foreclosed property and assets                                         146              --
    Purchase of premises and equipment                                                            (6)            (23)
    Purchase of investments                                                                   (3,396)         (1,000)
                                                                                             -----------------------
        Net cash (used in) provided by investing activities                                   (5,453)          7,245
                                                                                             -----------------------

                                   (continued)

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (Amounts in thousands)

                                                                   Year ended      Year ended
                                                                  December 31,    December 31,
                                                                     2005             2004
                                                                     ----             ----

Cash flows from financing activities:
    Cash in lieu of shares from reserve split                            (1)              --
    Net proceeds from stock rights offerings                             --            9,575
    Net decrease in demand deposits                                      --             (206)
    Net decrease in NOW/MMA accounts                                     --             (347)
    Net decrease in certificates of deposit                          (7,723)          (2,642)
                                                                   -------------------------
        Net cash (used in) provided by financing activities          (7,724)           6,380
                                                                   -------------------------

Net (decrease) increase in cash and cash equivalents                (13,660)          14,936

Cash and cash equivalents at beginning of year                       22,181            7,245
                                                                   -------------------------

Cash and cash equivalents at end of year                           $  8,521         $ 22,181
                                                                   =========================

Supplemental disclosure of cash flow information:
    Cash paid for interest                                         $     95         $    258
    Cash paid for income taxes                                     $      4         $     37

Supplemental disclosure of additional non-cash activities:

.. At December 31,  2005,  the Company had a balance of net  unrealized  gains on securities of $974, which is shown in accumulated other comprehensive  income on
the  statement  of  stockholders'   equity.  As  a  result,   accumulated  other
comprehensive  income was decreased by $154.  At December 31, 2004,  the Company had a balance of net unrealized gains on securities of $1,128, which is shown in accumulated other comprehensive income on the statement of stockholders' equity.
As a result,  accumulated  other  comprehensive  income was  increased by $1,073 during 2004.

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

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
At December 31, 2005,  WebFinancial  Corporation owned 93 percent of WebBank and an unconsolidated individual owned 7 percent of WebBank.  Subsequent to December
31, 2005, the Company  acquired the minority  interest in WebBank.  See note 24.
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

      CASH AND CASH  EQUIVALENTS--Cash  and cash  equivalents  include  cash and noninterest bearing deposits in depository  institutions,  plus interest-bearing deposits  with banks and  investments  in cash  management  funds.  The  Company considers all highly liquid debt  instruments with maturities of three months or less when purchased to be cash equivalents.  At December 31, 2005 and 2004, $500 of interest-bearing  deposits at WebBank were pledged to a correspondent bank to cover ACH (Automated  Clearing House) risk. Cash equivalents are stated at cost, which  approximates  market,  except for short positions in equities held in the cash management funds which are recorded at fair value.  Unrealized and realized gains or losses on short  positions  are  charged to  earnings  and  recorded as
"Unrealized  gain(loss)  on trading  liabilities"  or  "Realized  gain (loss) on trading liabilities" respectively.

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

      INVESTMENT  SECURITIES--The  Company  classifies  its securities as either available-for-sale  or held-to-maturity.  Held-to-maturity  securities are those debt  securities  that the  Company  has the  ability  and  intent to hold until maturity.  All other securities not included in held-to-maturity  are classified as available-for-sale,  unless they are illiquid or have restrictions under Rule
144 (note 17).

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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

      INVESTMENTS  IN  REAL  ESTATE  LIMITED  PARTNERSHIPS  (RELP)--The  Company
evaluates both its ownership  percentage and its ability to exercise  control in determining whether or not it should use the cost or equity method of accounting for its  investment  in RELPs.  APB Opinion No. 18  recommends  a 20%  ownership threshold;  however,  more recent  guidance by the SEC  requires  the use of the equity  method  unless the  investor's  interest  "is so minor that the  limited partner may have virtually no influence over partnership operating and financial policies." The SEC further  concluded that real estate  investments by a limited partner of more than 3 to 5 percent,  warrants the use of the equity  accounting method.  The Company  currently has one investment in the RELP and its ownership percentage  at  December  31, 2005 was 25.38%.  The  Company  accounts  for this investment under the equity method of accounting.

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

      The  Company  has  originated  loans to  customers  under a United  States
Department of  Agriculture  ("USDA")  program that  generally  provides for USDA guarantees  of 70  percent to 90 percent  of each  loan.  The  Company  sold the guaranteed  portion of each loan to a third party and retained the  unguaranteed portion in its own portfolio.  Loans  held-for-sale  are carried at the lower of cost or estimated market value in the aggregate.  There were no new loans booked under the USDA program during 2004 and 2005.

      The Company is  required to retain a minimum of five  percent of each USDA loan sold and to service the loan for the  investor.  Based on the specific loan sale agreement  that the Company  enters into with the investor,  the difference between  the yield on the loan and the yield paid to the buyer is the  servicing fee. Loans serviced for others approximated  $10,448 and $14,849 at December 31,
2005 and 2004,  respectively.  These loans are not included in the  accompanying statements of financial  condition.  Fees earned for servicing  loans for others are  reported as income when the  related  loan  payments  are  collected,  less amortization of the servicing asset. Loan servicing costs are charged to expense as incurred.

      During  2005,  WebBank  formed a  division  to source  and  service  Small
Business  Administration  (SBA) loans. These commercial loans are guaranteed 75%
by the full faith and credit of the Federal  Government and are  administered by the Small Business Administration. WebBank had approximately $1,200 of SBA loans outstanding as of December 31, 2005.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

      CREDIT RELATED FINANCIAL  INSTRUMENTS--In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under accounts receivable factoring and credit card arrangements. Such financial instruments are recorded when they are funded (see note 15).

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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

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

      GOODWILL--The  Company  evaluates  their  goodwill for impairment at least annually at a reporting unit level. The Company  completed its annual evaluation of impairment of goodwill and determined  that goodwill was impaired at December
31, 2004 (see Note 23).  The Company  had no recorded  goodwill at December  31,
2005.

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

      CUSTODIAL  PAYABLE-COMMERCIAL LOANS--As a result of foreclosure on certain government  loans  the  Bank  is  responsible  to  liquidate  the  related  loan collateral.  The Bank retains the  collections  until such time the  collections efforts are substantially  complete.  Throughout the collection process the Bank records a liability related to the collections that are due to the government on the  guaranteed  portion of the loan.  At December 31, 2005 and 2004 the payable was $722 and $154, respectively.

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

      COMPREHENSIVE INCOME (LOSS)--Accounting  principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss.)
Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity  section of the  balance  sheet,  such  items,  along with net income
(loss), are components of comprehensive income.

      The  components  of other  comprehensive  income  (loss) and  related  tax effects are as follows:

                                                        Year ended    Year ended
                                                           2005          2004
                                                           ----          ----

Unrealized holding (losses) gains on
available-for-sale securities                             $ (194)       $1,072
Gain on sale of securities in net income                      40             1
Reclassification adjustment-loss
included in net income                                        --            --
                                                          --------------------
Net unrealized holding (losses)gains                        (154)        1,073
Tax effect                                                    --            --
                                                          --------------------
Net-of-tax amount                                         $ (154)       $1,073
                                                          ====================

      STOCK-BASED   COMPENSATION--The   Company  has   applied  the   disclosure
provisions of SFAS 148,  "Accounting for  Stock-Based  Compensation - Transition
and  Disclosure - An Amendment  of FASB  Statement  No. 123" for the years ended
2005 and 2004.  Issued in December 2002, SFAS 148 amended SFAS 123,  "Accounting for Stock Based Compensation" to provide alternative methods of transition for a voluntary  change to the fair value based method of  accounting  for stock based compensation.  As  permitted  by SFAS 148, the Company is allowed to continue to measure compensation cost for those plans using the intrinsic value based method of  accounting  prescribed  by  Accounting  Principles  Board  Opinion  No.  25,
Accounting  for Stock  Issued to  Employees,  whereby  compensation  cost is the excess, if any, of the quoted market price of the stock at the grant date (or

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

other  measurement  date) over the amount an  employee  must pay to acquire  the stock.  Stock  options  issued  under the  Company's  stock  option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized  for them. The Company has elected to continue with the accounting methodology  in  Opinion  No.  25 and,  as a  result,  has  provided  pro  forma disclosures  of net income and earnings per share and other  disclosures,  as if the fair  value  based  method of  accounting  had been  applied.  The pro forma disclosures  include  the effects of all awards  granted on or after  January 1,
1995. (See Note 10.)

The following table illustrates the effect on net loss and loss per share if the
Company had applied the fair value  recognition  provisions  of SFAS No. 123, as amended by SFAS No. 148 to stock based compensation (amounts in thousands except per share amounts):

                                                                    Year ended        Year ended
                                                                   December 31,      December 31,
                                                                       2005              2004
                                                                       ----              ----

Net loss                                   As reported              $ (1,378)          $  (930)
Total stock-based employee
compensation expense determined under
fair value based method for all awards net
of related tax effects                                                     -                 -
                                                                    --------------------------
                                           Pro forma                $ (1,378)          $  (930)
                                                                    ==========================
Basic and diluted net loss per share       As reported              $  (0.63)          $ (0.62)
                                           Pro forma                $  (0.63)          $ (0.62)

      No options  were  granted in 2005 or 2004.  If options had been granted in either year, in determining  the pro forma amounts shown in the preceding  table the fair value of each option grant would have been estimated on the date of the grant  using the  Black-Scholes  option  pricing  model  with  weighted  average assumptions for the year ended December 31 which would have included a risk-free interest rate, expected dividend yield, expected lives, and expected volatility.
No options were  granted to  non-employees  for services  during the years ended
December 31, 2005 or 2004.

NEW  ACCOUNTING  PRONOUNCEMENTS  - The American  Institute  of Certified  Public
Accountants has issued Statement of Position 03-3, ("SOP 03-3"),  ACCOUNTING FOR
CERTAIN  LOANS OR DEBT  SECURITIES  ACQUIRED  IN A TRANSFER.  SOP 03-3  requires acquired loans,  including debt securities,  to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation  allowances from the seller for those  individually-evaluated  loans that have  evidence  of deterioration  in credit  quality  since  origination,  and it is  probable  all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all  undiscounted  cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows  expected to be collected  are  recognized  prospectively  through an adjustment  of the  loan's  yield  over its  remaining  life,  while  subsequent decreases are  recognized as impairment.  Loans carried at fair value,  mortgage loans held for sale,  and loans to borrowers in good  standing  under  revolving credit  agreements  are  excluded  from the scope of SOP 03-3.  The  guidance is effective for loans acquired in fiscal years  beginning after December 15, 2004.
Acquired  loans  within the scope of SOP 03-3 will be recorded at their net fair value.  The adoption of this  accounting  standard by the Company had no current effect on the financial statements.

      In December 2004,  the FASB issued FASB Statement No. 123 (revised  2004),
"Shared-Based   Payment."   Statement   123(R)   addresses  the  accounting  for
share-based  payment  transactions  in which  an  enterprise  receives  employee services  in  exchange  for (a)  equity  instruments  of the  enterprise  or (b)
liabilities  that  are  based  on the  fair  value  of the  enterprise's  equity instruments  or that may be settled by the issuance of such equity  instruments.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

Statement  123(R)  requires an entity to recognize the grant-date  fair value of stock options and share based compensation  issued to employees in the statement of operations.  The revised Statement  generally requires that an entity account for those transactions using the fair value method, and eliminates the intrinsic value  method of  accounting  in APB Opinion No. 25, which was  permitted  under
Statement 123, as originally  issued.  The Company is evaluating the impact that the adoption of SFAS 123R will have on the  consolidated  financial  statements.
The impact of adoption will be dependent on several  factors,  including but not limited to, the Company's future stock-based compensation strategy.

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

      The Order required  WebBank to comply with a number of requirements  which included,  but  were  not  limited  to,  increasing  the  number  of  directors,
increasing  board  involvement,   hiring  new  executive  officers,  creating  a
three-year  strategic plan, charging off or collecting certain classified loans, revising and adopting  various  policies,  developing and adopting a budget plan and a capital  plan that is designed  to  maintain an adequate  level of capital
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
the Order,  which is $7,465.  In  addition,  the Order  prohibited  WebBank from paying cash dividends  without the written  consent of the FDIC and the State of
Utah Department of Financial  Institutions.  The effective date of the Order was
February 10, 2005, and the due dates for the requirements ranged from 10 days to
360 days from the  effective  date with the  majority to be achieved  within 120 days of the Order. As a result of the examination and the Order, WebBank charged off 50% of all loans classified as Doubtful.  The chargeoff of $454 is reflected as of December 31, 2004 in the accompanying financial statements.

      WebBank  believes  that during the period since the issuance of the Order, it has  provided  all  information  required  by the  Order on a  timely  basis.
WebBank's  compliance with the Order was reviewed by the FDIC and the Department of  Financial  Institutions  of the State of Utah  during the annual  Safety and
Soundness  examination  conducted in September  2005.  The examiners  noted in a letter received in February 2006 that WebBank's  fourth quarter  progress report indicates the Bank has made  substantial  progress  towards  compliance with the
Order based on the results of the recent joint examination,  however, also noted
that management  properly  recognizes  there are several  remaining  issues that require  further  action,  including  the  successful  execution of a three-year business plan that was presented to and approved by the  regulators  during June
2005.  The  Order  will  remain  in  place  until  it is  modified,  terminated, suspended, or set aside by the FDIC and the Department of Financial Institutions
for the State of Utah. The time frame  remaining for the Order to be in place is not known at this time.

      On  July  27,  2005,  the  FDIC  and  the  Utah  Department  of  Financial
Institutions  granted WebBank a waiver from restrictions imposed on the issuance of brokered  certificates of deposit. The waiver allows WebBank to hold brokered deposits up to an aggregate of $20,000 through January 1, 2007. At that time the waiver will expire,  and WebBank expects to submit a new request for approval of the use of brokered deposits.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

3.    INVESTMENT SECURITIES

      The amortized  cost and fair value of  securities,  with gross  unrealized gains and losses are summarized as follows:

                                                                 December 31, 2005
                                                                  Held to Maturity
                                                                  ----------------
                                                                 Gross        Gross
                                                   Amortized  unrealized    unrealized  Estimated
                                                      cost       gains        losses    fair value
                                                      ----       -----        ------    ----------

Collateralized mortgage backed securities           $     4     $     -      $     -     $     4
State and municipal securities                           40           -            -          40
                                                    --------------------------------------------
                                                    $    44     $     -      $     -     $    44
                                                    ============================================

                                                                 Available for sale
                                                                 ------------------
Collateralized mortgage backed securities           $    40     $     -      $     -     $    40
Equity securities                                     1,601         974            -       2,575
                                                    --------------------------------------------
                                                    $ 1,641     $   974      $     -     $ 2,615
                                                    ============================================

                                                                 December 31, 2004
                                                                  Held to Maturity
                                                                  ----------------
                                                                 Gross        Gross
                                                   Amortized  unrealized    unrealized  Estimated
                                                      cost       gains        losses    fair value
                                                      ----       -----        ------    ----------

Collateralized mortgage backed securities           $     6     $     -      $     -     $     6
State and municipal securities                           40           -            -          40
                                                    --------------------------------------------
                                                    $    46     $     -      $     -     $    46
                                                    ============================================

                                                                 Available for sale
                                                                 ------------------
Collateralized mortgage backed securities           $    44     $     -      $     -     $    44
Equity securities                                     1,494       1,128            -       2,622
                                                    --------------------------------------------
                                                    $ 1,538     $ 1,128      $     -     $ 2,666
                                                    ============================================

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

      The amortized cost and estimated market value of investment  securities at
December 31, 2005, by contractual  maturity,  are shown below.  The  contractual
maturity  of   collateralized   mortgage   backed   securities  and  equity  are
indeterminable   or  not  applicable.   Expected   maturities  may  differ  from
contractual  maturities  because borrowers have the right to prepay  obligations with or without penalties.

                                                      Held to maturity        Available for sale
                                                      ----------------        ------------------
                                                   Amortized   Estimated    Amortized   Estimated
                                                     cost     fair value       cost    fair value
                                                     ----     ----------       ----    ----------

Due within one year through five years              $    40     $    40      $     -     $     -
Mortgage backed securities not due at a
single maturity date, maturing through 2024               4           4           40          40
                                                    --------------------------------------------
                                                    $    44     $    44      $    40     $    40
                                                    ============================================

      No individual  securities  were in an unrealized loss position at December
31, 2005.

      Proceeds from  maturities,  calls,  and  principal  payments of securities classified as available-for-sale were $37 in 2005 and $23 in 2004. Proceeds from sale of securities  available-for-sale  were $134 in 2005 and $2 in 2004.  Gross realized gains on the sales were $40 in 2005 and $1 in 2004. There were no gross realized losses on sales in 2005 or 2004.

      The  Company  has  made  other   investments   which  are   classified  as
investments (see Note 17).

4.    LOANS

      Loans at December 31, 2005 and 2004 are summarized as follows:

                                                            2005          2004
                                                            ----          ----

Commercial loans                                         $  7,663      $  5,911
Installment loans                                              --            44
Deferred income                                                --            (5)
                                                         ----------------------
                                                         $  7,663      $  5,950
                                                         ======================

      Loans to thirteen  customers  comprise  approximately  99 percent of total loans at December  31, 2005.  At December  31, 2005,  $3,050 of the loans in the portfolio had a fixed  interest rate ($1,500 at December 31, 2004) and $0 of the
Company's  loans were unsecured  ($44 at December 31, 2004).  The ability of the borrowers to repay their  obligations  is  dependent  upon  economic  conditions within  their  respective  regions  as well as the  financial  condition  of the borrowers.

      The  Company  had $148 and $600 of loans on which the  accrual of interest has been discontinued or reduced at December 31, 2005 and 2004, respectively. If income on those loans had been accrued,  such income would have approximated $25 and $107 for 2005 and 2004, respectively.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

      The following is a summary of information pertaining to impaired loans:

                                                            2005          2004
                                                            ----          ----

Impaired loans without a valuation allowance             $     --      $     --
Impaired loans with a valuation allowance                     148           600
                                                         ----------------------
Total impaired loans                                     $    148      $    600
                                                         ======================

Valuation allowance related to impaired loans            $     19      $    119
                                                         ======================

      The valuation  allowance  for impaired  loans is included in the allowance for credit losses in Note 5.

                                                            2005          2004
                                                            ----          ----
Average investment in impaired loans                      $    497      $  1,127
Interest income accrued on impaired loans                 $     --      $     --
Interest income recognized on a cash
basis on impaired loans                                   $     --      $     --

5.    ALLOWANCE FOR CREDIT LOSSES

      The allowance for credit losses is summarized as follows:

                                                        2005              2004
                                                        ----              ----
Beginning balance                                     $   321           $ 1,302
Additions:
    Provision for credit losses                           290                62
    Recoveries                                             --                65
Deduction-loan charge-offs                               (427)           (1,108)
                                                      -------------------------
Ending balance                                        $   184           $   321
                                                      =========================

      The Company  considers the  allowance for credit losses  adequate to cover losses inherent in loans and loan commitments at December 31, 2005.  However, no assurance  can be given that the  Company  will not, in any  particular  period, sustain  credit losses that are sizable in relation to the amount  reserved,  or that subsequent evaluations of the loan portfolio,  in light of the factors then prevailing,  including economic conditions and the Company's ongoing examination process and that of its regulators,  will not require  significant  increases in the allowance for credit losses.

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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

Allocation  Agreement,  Mr.  Henderson's  salary and the cost of  certain  other benefits are allocated  between  WebBank and SPL based on the percentage of time devoted by Mr. Henderson to WebBank matters. Unless agreed to by both parties in writing, the amount paid by WebBank to SPL under the Second Allocation Agreement in any calendar year may not exceed $100. The Second  Allocation  Agreement will continue in force until terminated by either of the parties upon 30 days written notice.

      Prior to March 26, 2002, the original  counterparty to both the Management
Agreement and the First Allocation  Agreement was SPS. As of March 26, 2002, the
Management  Agreement and the First  Allocation  Agreement  described above were assigned by SPS to SPL and the employees of SPS became  employees of SPL. Warren
Lichtenstein,  the largest beneficial owner of securities of the Company and the
Company's former Chairman and former Chief Executive Officer, is an affiliate of
SPL based on his ownership of SPL,  directly and through Steel, and by virtue of his  positions as Chairman,  President and Chief  Executive  Officer of SPL. Mr.
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

      During the fiscal year ended  December  31,  2005,  SPL billed the Company fees  with  respect  to  fiscal  2005 of $286 for  services  rendered  under the
Management  Agreement.  Included  in these  fees was $100  paid by  WebBank  for services rendered under the Second Allocation Agreement.  During the fiscal year ended December 31, 2004, SPL billed the Company fees with respect to fiscal 2004 of $310 for services rendered under the Management Agreement.  Included in these fees was $100 paid by WebBank for services  rendered  under the First and Second
Allocation  Agreements.  The fees  payable by WebBank  are  included in the fees payable by the Company under the Management Agreement.

      Pursuant to a sourcing and servicing agreement (the "Rockland  Agreement")
between WebBank and Rockland Credit Finance LLC ("Rockland"), Rockland performed both sourcing and servicing  functions on behalf of WebBank related to WebBank's accounts  receivable  factoring program.  John Fox, the owner of Rockland,  is a former employee of WebBank.  Rockland  earned $0 and $1,150 in total  management
fees  under  the  terms  of  the  Rockland   Agreement  during  2005  and  2004,
respectively,  under the terms of the Rockland  Agreement.  Management fees were paid  quarterly  and accrued  monthly by WebBank.  Notices of  termination  were issued with  respect to the Rockland  Agreement  and other  accounts  receivable factoring and service arrangements. On December 30, 2004, Rockland exercised its option to  purchase  from  WebBank  a  portfolio  of  accounts  receivable  (the
"Receivables")  from WebBank in connection  with the termination of the Rockland
Agreement  between WebBank and Rockland.  The Receivables were purchased at book value from WebBank  pursuant to that certain Asset  Purchase and  Assignment and
Assumption  Agreement  for an  aggregate  purchase  price of $5,791,  subject to
certain  specified  adjustments.   Specifically,  Rockland  purchased  specified
factoring  accounts held by WebBank,  all of WebBank's right, title and interest under  specified  factoring  agreements and  participation  agreements and other agreements,  arrangements,  commitments and understandings related thereto or to the Receivables,  all of which were acquired by WebBank pursuant to the Rockland
Agreement (the "Contracts"). Rockland also assumed and agreed to pay and perform all  obligations  of WebBank under the Contracts and otherwise in respect of the purchased assets arising on and after the closing date.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

7.    CERTIFICATES OF DEPOSIT

      Certificates  of deposit at December 31, 2005 and 2004 are  summarized  as follows:

                                         Weighted                      Weighted
                                       average rate      2005        average rate      2004
                                       ------------      ----        ------------      ----

Certificates of deposit
greater than $100                          4.20%      $   999            1.96%       $ 8,722
Other certificates of deposit                --            --              --             --
                                                      -------                        -------
                                           4.20%      $   999            1.96%       $ 8,722
                                                      =======                        =======

      Maturities  of  certificates  of deposit as of  December  31,  2005 are as follows:

    Year ending December 31,
              2006                              $     999
                                                =========

8.    SHORT-TERM BORROWINGS

      In April 2002,  WebBank  obtained a secured  federal  funds line of credit
(the "line of  credit")  for $500 with a  commercial  bank.  The  interest  rate approximated  the federal  funds  rate.  The  security  consisted  of  WebBank's investment  portfolio of mortgage backed securities.  In March 2003, the secured line of credit was replaced by an  unsecured  line of credit for the same amount with the same bank. In May 2004,  the unsecured  line of credit was increased to
$1,000.  The line of credit was  utilized a total of 12 days  during  2004.  The maximum  utilization  on any day was $310, and the maximum number of consecutive days the line of credit  was  utilized  was 4 days.  The line of credit  was not utilized in 2005. At December 31, 2005,  the line of credit was  available  with the same terms.

9.    PREMISES AND EQUIPMENT

      Premises  and  equipment  balances  at  December  31,  2005  and  2004 are summarized as follows:

                                                            2005          2004
                                                            ----          ----
Leasehold improvements                                   $     39      $     39
Furniture and equipment                                        98            92
                                                         ----------------------
                                                              137           131
Less accumulated depreciation and amortization               (121)         (110)
                                                         ----------------------

                                                         $     16      $     21
                                                         ======================

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

10.   LOSS PER SHARE

      The  following  data was used in  computing  loss per  share  shown in the
Consolidated  Statements  of  Operations.  The  number  of  shares  used  in the computation  of basic and diluted  income  (loss) per share for 2004 reflect the retroactive  effect of the reverse stock split  described in Note 22 (amounts in thousands except share data):

                                                                                 Year ended
                                                                                 ----------
                                                                           2005              2004
                                                                           ----              ----

Loss available to common shareholders                                  $    (1,378)      $      (930)
                                                                       =============================
                                   BASIC
Shares
        Common shares outstanding entire period                          2,183,366         1,091,717
        Weighted average common shares:
                 Issued during period                                           --           403,785
                 Canceled during period                                         --                --
                                                                       -----------------------------
Weighted average common shares outstanding during period - basic         2,183,366         1,495,502
                                                                       =============================
Loss per common share - basic                                          $     (0.63)      $     (0.62)
                                                                       =============================

                                  DILUTED
Shares
Weighted average common shares outstanding during period - basic         2,183,366         1,495,502
Dilutive effect on in the money stock options                                   --                --
                                                                       -----------------------------
Weighted average common share outstanding during period - diluted        2,183,366         1,495,502
                                                                       =============================
Loss per common share - diluted                                        $     (0.63)      $     (0.62)
                                                                       =============================

Potential dilutive shares not used in dilutive EPS:
  Outstanding stock options not in the money                                    --            8,712
  Outstanding stock options in the money but antidilutive
    because of net loss for the period                                       5,744            3,282

11.   STOCK OPTIONS

      The grants of certain stock-based incentives and other equity interests to employees,  directors,  and consultants  were approved by the Board of Directors under the Company's stock option plan. A maximum of 250,000 shares may be issued
under  the  plan.  The  options  are  vested  according  to  varied   schedules,
exercisable  when vested,  and expire five years from the date of  issuance.  At
December 31, 2005,  there were 243,194  options  remaining in the plan available for granting. The following table summarizes stock option activity:

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

                                                      Year ended December 31, 2005      Year ended December 31, 2004
                                                      ----------------------------      ----------------------------
                                                     Number of                        Number of
                                                      shares      Weighted average      shares       Weighted average
                                                    (1,000's)      Exercise Price     (1,000's)       Exercise Price
                                                    ---------      --------------     ---------       --------------

Options outstanding at beginning of year                 12             $11.60             23             $17.92
Options granted                                          --             $   --             --             $   --
Options cancelled                                        (6)            $13.75            (11)            $24.68
Options exercised                                        --             $   --             --             $   --
                                                    -------                           -------
Options outstanding at year end of year                   6             $ 9.26             12              11.60
                                                    =======                           =======
Options exercisable at end of year                        6             $ 9.26             12              11.60
Weighted average fair value of options
       granted during the year (all at market)                             N/A                               N/A

      The following table summarizes  information about stock options with fixed terms outstanding at December 31, 2005.

                                        Options outstanding                  Options exercisable
                                        -------------------                  -------------------
                                  Number of        Weighted                     Number of
                                 outstanding       average       Weighted      exercisable    Weighted
                                  (000's) at      remaining      average        (000's) at    average
                                   December      contractual     exercise        December     exercise
  Range of Exercise Prices         31, 2005     Life in Years    price ($)       31, 2005     price ($)
  ------------------------         --------     -------------    ---------       --------     ---------
$6.00 to $8.40                           3           1.56           7.87               3         7.87
$10.20 to $12.13                         3           0.57          11.12               3        11.12
                                    ------                                        ------
                                         6                          9.26               6         9.26
                                    ======                                        ======

12.   EMPLOYEE BENEFITS

      WebBank has a 401(k) profit sharing plan,  covering employees who meet age and service  requirements.  Plan  participants vest ratably and are fully vested after five years of service.  WebBank matches employee  contributions up to five percent of covered compensation at sixty percent of the employee's contribution.
Contributions  to the plan amounted to  approximately  $23 and $47 for the years ended December 31, 2005 and 2004, respectively.

      The Bank has established Stock  Appreciation  Rights ("SAR's")  agreements for certain  officers of the Bank. The agreements were established to reward the executives  for past and future  services  performed  on behalf of the Bank,  by providing each executive with supplemental income. The benefit amounts are based on the  appreciation  in the book value of WebBank  stock from the grant date to the date of exercise. The stock appreciation rights vest 50 percent on the third anniversary  of the  grant  date  and the  remaining  50  percent  on the  fifth anniversary  of the grant  date.  If the  ownership  of the Bank has a change in control,  the rights become fully vested and exercisable.  During the year ended
December 31, 2005 and December 31, 2004, there was $0 and $3,  respectively,  in compensation expense related to these agreements.

      During 2005 15,000 SAR's were granted,  no SAR's were granted in 2004. For the year ending December 31, 2005 there were 85,000 SAR's outstanding,  of which
50,000 SAR's were vested.  The value of the exercisable and unexercisable  SAR's granted is $0;  therefore,  no  adjustments  have been made to the  accompanying financial statements.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

13.   INCOME TAXES

      Income tax expense consisted of the following:

                                                    2005             2004
                                                    ----             ----

      Current                                    $      4         $     37
      Deferred                                        214              454
                                                 --------         --------
                                                 $    218         $    491
                                                 ========         ========

      A reconciliation of income tax expense  (benefit)  computed at the federal statutory rate of 34% is as follows:

                                                        2005              2004
                                                        ----              ----

Federal income taxes                                 $   (371)         $   (171)
State income taxes                                        (36)              (17)
Change in valuation allowance                             581               142
Alternative tax 2003 and 2004                              --                37
Write off of goodwill                                      --               514
Other                                                      44               (14)
                                                     --------------------------
                                                     $    218          $    491
                                                     ==========================

      The tax effects of  temporary  differences  that give rise to  significant portions of the deferred tax assets and liabilities were as follows:

                                           December 31, 2005   December 31, 2004
                                           -----------------   -----------------
Deferred tax assets
  Net operating loss carry forward              $ 15,045           $ 14,475
  Accrued vacation                                     1                  8
  Accrued bonus                                       19                 --
  Allowance for loan losses                           69                289
  Premises and equipment                              11                  6
                                                ---------------------------
    Total deferred tax assets                     15,145             14,778
    Less valuation allowance                     (15,056)           (14,475)
                                                ---------------------------
  Net deferred tax assets                       $     89           $    303
                                                ===========================

      The net  change  in the  total  valuation  allowance  for the  year  ended
December  31, 2005 was an increase of $581.  From its  inception in 1998 through the end of 2001,  WebBank  experienced a history of inconsistent  earnings which made it "more  likely  than not" that some  portion or all of its  deferred  tax assets would not be realized.  Therefore, a valuation allowance for deferred tax assets was  established in accordance with SFAS 109. As of December 31, 2004 and
2005, the Company  determined that the lack of new lines of business in the Bank to replace the  accounts  receivable  factoring  line of business  made it "more likely than not" that the net  operating  loss portion of the deferred tax asset would not be realized. Therefore, a valuation allowance was established to cover the  portion of  WebBank's  deferred  tax assets  related to its  remaining  net operating loss portion, leaving a net deferred tax asset balance of $89 and $303 for the years ended December 31, 2005 and 2004, respectively.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

      At December 31, 2005, the Company had net operating loss carry forwards of approximately  $40,000 that are scheduled to expire from 2009 through 2021.  The
Company has treated such net operating  losses incurred prior to April 28, 1995, when there was a material change in ownership of a 5% shareholder, in accordance with Section  382(l)(5)  of the Internal  Revenue  Code.  As a result,  there is approximately  $19,000 in net operating  losses incurred prior to April 28, 1995 as  well  as  $21,000  incurred  subsequent  to  April  28,  1995  available  as carryovers.  All net operating  losses may be subject to certain  limitations on utilization.

14.   DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial  instruments  for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS

      For those cash equivalents,  the carrying amount is a reasonable  estimate of fair value. Securities that are held in a short position are recorded at fair value as Cash and short term  investments on the balance sheet.  Fair values are based on quoted market  prices,  if  available.  If a quoted market price is not available,  fair value is  estimated  using  quoted  market  prices for  similar securities.

INVESTMENT SECURITIES

      For marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments,  fair value equals quoted market price,  if available.  If a quoted market  price is not  available,  fair value is estimated  using  quoted  market prices for similar securities.

INVESTMENTS

      These  investments  are  highly  illiquid  (see Note 17).  Because  of the absence of active markets the carrying  amount is a reasonable  estimate of fair value.

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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

ACCRUED INTEREST RECEIVABLE AND PAYABLE

      The  carrying  amount of  accrued  interest  receivable  and  payable is a reasonable  estimate  of fair  value  due to the  short  term  nature  of  these instruments.

OTHER ASSETS - RECEIVABLE COMMERCIAL LOANS

      The carrying  amount of other assets -  receivable  commercial  loans is a reasonable  estimate  of fair  value  due to the  short  term  nature  of  these instruments.

CUSTODIAL PAYABLE - COMMERCIAL LOANS

      The  carrying  amount of the  custodial  payable -  commercial  loans is a reasonable  estimate  of fair  value  due to the  short  term  nature  of  these instruments.

The estimated fair values of the Company's financial instruments are as follows:

                                                                      2005                              2004
                                                                      ----                              ----
                                                        Carrying Amount    Fair Value     Carrying Amount    Fair Value
                                                        ---------------    ----------     ---------------    ----------

Financial assets:

   Cash and short-term investments                           $ 8,521        $ 8,521           $ 22,181       $ 22,181

   Investment securities                                       2,659          4,691              2,712          2,712

   Investments                                                 4,596          4,596              1,200          1,200

   Loans and purchased receivables                             7,663          7,633              5,950          5,950

   Less:  allowance for credit losses                           (184)            --               (321)            --
                                                             --------------------------------------------------------

   Total loans, net of allowance                               7,479          7,633              5,629          6,699

   Accrued interest receivable                                   118            118                 40             40

   Other assets - receivable commercial loans                    383            383                312            312

Financial liabilities:

   Deposits                                                      999          1,006              8,772          8,695

   Interest payable                                                2              2                 --             --

   Custodial payable - Commercial loans                          722            722                154            154

15.   COMMITMENTS AND CONTINGENCIES

LEASES

      The Company  leased office space in one building in 2005 and 2004 under an operating lease agreement.  Rental expense for the years ended December 31, 2005 and 2004 were $110 and $109,  respectively.  At December  31,  2005,  the office space is being leased on a month-to-month basis.

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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

      The Company's  exposure to credit loss in the event of  nonperformance  by the other party to the financial  instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policy in making commitments and conditional  obligations as it does for on-balance sheet instruments.

      At December 31, 2005 and 2004, the Company's  undisbursed  commercial loan commitments totaled $0. For the same periods, the Company's undisbursed consumer credit card loan commitments totaled $0.

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

LITIGATION

      In January 2000, Andrew Winokur, a former executive officer,  director and stockholder of Praxis Investment Advisors, Inc. ("Praxis"), one of the Company's
subsidiaries,  filed a lawsuit in the Superior Court of the State of California,
County  of Napa.  The  lawsuit  alleged  that  Praxis  breached  its  employment agreement with Mr. Winokur.  The lawsuit also asserted  claims for  interference with contract and unjust enrichment based upon his alleged wrongful termination.
The lawsuit  sought  damages of an  unspecified  amount and compliance by Praxis with the termination pay-out provisions in Mr. Winokur's employment agreement.

      On March 4, 2002,  the lawsuit was submitted to binding  arbitration.  The panel  found no breach of  contract  and no  intentional  interference  with Mr.
Winokur's  contractual  rights.  However,  the panel found that Mr.  Winokur was potentially  entitled to certain  amounts  under his  employment  agreement.  On
February  1, 2006,  the Company  purchased  from Mr.  Winokur  and Nicole  Cohen
Winokur  their  shares of  Common  Stock of  WebBank.  In  connection  with this transaction,  the lawsuit was dismissed and the parties released each other from any  liability  of any kind and nature in  connection  with any  matter  arising through the date of the  transaction,  including any claims under the employment agreement. As a result of the transaction, the Company now owns 100% of WebBank.

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

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

Capital  amounts and ratios of WebBank as of the dates  indicated are summarized as follows,  along with standard regulatory guidelines for banks having the same risk  weighted and average  asset  levels as WebBank on those dates  (dollars in thousands):

                                                                                        To Be
                                                                                      Adequately             To Be Well
                                                                                     Capitalized            Capitalized
                                                                                        Under                  Under
                                                                                        Prompt                 Prompt
                                                                                      Corrective             Corrective
                                                                                        Action                 Action
                                                               Actual                 Guidelines             Guidelines
                                                              ---------------------------------------------------------------------
                                                               Amount       Ratio       Amount       Ratio      Amount       Ratio
                                                               ------       -----       ------       -----      ------       -----

AS OF DECEMBER 31, 2005:

  Total Capital (Tier 1 + Tier 2) to risk weighted assets     $ 5,022       99.9%        $ 402        8.0%       $ 503       10.00%
  Tier I Capital to risk weighted assets                        4,958       98.6%          201        4.0%         302        6.00%
  Tier I Capital to average assets (Leverage Ratio)             4,958       79.3%          250        4.0%         313        5.00%

AS OF DECEMBER 31, 2004:

  Total capital (Tier 1 + Tier 2) to risk weighted assets     $ 6,119       84.7%        $ 578        8.0%       $ 722        10.0%
  Tier I Capital to risk weighted assets                        6,027       83.4%          289        4.0%         433         6.0%
  Tier I Capital to average assets (Leverage Ratio)             6,027       36.0%          670        4.0%         838         5.0%

17.   INVESTMENTS

      The Company invests from time to time portions of its unallocated  cash to investments  which are not associated with WebBank and the Company  believes are prudent  and  provide  appropriate  risk/reward  opportunities.  Many  of  these investments have been and currently are illiquid.

      The Company owned three  investments as of December 31, 2005 and 2004 that are accounted for under APB 18. Two of these, totaling $200 at December 31, 2005 and 2004, are equity investments in a limited  partnership and limited liability corporation and are considered to be highly illiquid.  Both of these investments represent  a small  percentage  of  ownership  in the related  entities  and are accounted for under the cost method of accounting.

      The third  investment in ACDI.OB is related to stock  purchased  through a private placement and subject to Rule 144 of the Securities Exchange Act of 1934
(Rule 144).  At December 31, 2005 and 2004,  the  Company's  investment  totaled
$1,000. The investment  consists of 4,000,000 shares of common stock and 400,000 warrants.  The stock is not yet  registered  and is  restricted  under Rule 144.
Furthermore, the stock is subject to a voting restriction that has no expiration date.  It is  considered  to be illiquid due to  registration  restrictions  and limited trading  volumes.  In order to sell any shares of this stock the Company must receive  written  approval from the issuing company under the voting rights restrictions.  As a result,  as of December  31,  2005,  the  Company  could not establish a reasonable expectation that they would be able to sell any shares of this  stock  in the  upcoming  year.  Therefore,  as of  December  31,  2005 the investment,  or  4,000,000  shares,  was  recorded  at  a  cost  of  $1,000,000.
Subsequent to year end, the Company  received  approval to have the voting right restriction removed on 800,000 shares in two separate transactions.  On February
14, 2006, the  Company  exercised  warrants to  purchase  an  additional  76,320 restricted shares of the investment, for $38. In February 2006, the Company sold

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

      300,000 of the  restricted  shares for a gain of $741.  On March 23, 2006, the Company  exercised  warrants to purchase an  additional  100,000  restricted shares of the  investment,  for $50.  During  April of 2006,  the  Company  sold
461,700 of the  restricted  shares of this same  investment for a gain of $1,327 and 38,300 shares,  were used to cover a short position on this same security in another investment account held by the Company. Despite these subsequent events, the Company  cannot  reasonably  estimate if and when  additional  voting  right restrictions will be removed and will continue to account for this investment at cost. At December 31, 2005, the unrestricted per share market price was $2.54.

      During the third  quarter of 2005,  the Company made an  investment,  as a limited  partner,  of  $3,396  in a newly  formed  real  estate  master  limited partnership  (RELP).  The RELP can invest in certain Japanese real estate assets such as hotels,  social  buildings and other real estate  properties.  There are currently 4 investors in the RELP.  The $3,396  invested by the  Company,  along with  investments  from the other  partners,  was used to purchase  two Japanese hotels.  One of those hotels  requires  significant  renovations and the RELP is seeking  financing for those  renovations on behalf of the RELP. The Company has committed to invest up to $6,000 in total in the RELP. The sourcing of the hotel properties,  the direct  oversight of the  management of the hotels,  as well as securing  any  necessary  financing  for the  hotels  owned by the RELP is being performed by a professional  Japanese real estate advisory  company.  The market for these  types of  Japanese  real  estate  investments  is  considered  highly illiquid.

18.   OTHER ASSETS

      In  connection  with  certain   businesses  in  which  the  Company  sells
originated  or purchased  loans with  servicing  retained,  servicing  assets or liabilities  are  recorded  based on the  relative  fair value of the  servicing rights on the date the loans are sold.  Servicing  assets  and  liabilities  are amortized in proportion to and over the period of estimated net servicing income and expense.  At December 31, 2005 and 2004,  net  servicing  assets,  which are included in other assets,  were $0 and $13,  respectively.  Servicing assets are periodically  evaluated for impairment  based on the fair value of those assets.
During 2005 and 2004, the Company recorded no additional  servicing assets,  and recorded $13 and $18 of amortization,  respectively.  As a result of foreclosure on certain  government  loans,  the Bank is responsible to liquidate the related loan  collateral.  In  conjunction  with  these  foreclosures,  the Bank  incurs expenses and records a receivable due from the government  related to the Bank's guaranteed  portion of the expenses as  incurred.  At December 31, 2005 and 2004 the receivable was $383 and $312, respectively.

19.   MISCELLANEOUS INCOME

      Miscellaneous  income for the year ended  December  31, is  summarized  as follows:

                                                  2005            2004
                                                  ----            ----

      Loan servicing fees                       $     40        $    848
      Other                                           10              54
                                                ------------------------
                                                $     50        $    902
                                                ========================

20.   OPERATING SEGMENT INFORMATION

      Operating  segments  represent  components  of an  enterprise  about which separate financial  information is available that is evaluated  regularly by the chief  operating  decision  maker in deciding how to allocate  resources  and in assessing performance.

      The Company  evaluates  segment  performance  internally based on lines of business  and  the  operating  segments  are so  defined.  Until  the  purchased receivables  portfolio was sold on December 30, 2004, the Company recognized two operating  segments.  The first was the accounts  receivable  factoring  program operated by WebBank.  The second  operating  segment,  termed "other," and which continues to exist subsequent to December 30, 2004, includes commercial lending, fee for services, and investment  activities.  Income generated from investments in factoring  receivables by Company  entities other than WebBank is included in the "other" operating  segment.  For the years ended December 31, 2005 and 2004, factoring  income  earned  by  entities  other  than  WebBank  was  $0  and  $6, respectively.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

      The following is a summary of selected  operating segment  information for the years ended December 31, 2005 and 2004. The information represents operating results as if the segments  were operated on a stand alone basis.  However,  the results do not reflect a full allocation of costs based on the current structure of the  entities,  and  thus  the  results  might  not  be  comparable  to  like information from other companies.

                                                                 Accounts
                                                                Receivable                  Consolidated
                                                                Factoring        Other        Company
                                                                ---------        -----        -------

                            2005
                            ----
      Operations Statement Information (Annual):
      Net interest income after provision for credit losses      $     --      $    688       $    688
      Noninterest income                                               --           518            518
      Noninterest expense                                              --         2,454          2,454
                                                                 -------------------------------------
      Operating loss                                                   --        (1,248)        (1,248)
      Income taxes                                                     --           218            218
      Loss attributable to minority interest                           --            88             88
                                                                 -------------------------------------
      Net loss                                                   $     --      $ (1,378)      $ (1,378)
                                                                 -------------------------------------

      Balance Sheet Information (As of December 31):
      Total assets                                               $     --      $ 24,368       $ 26,364
      Net loans and leases                                       $     --      $  7,479       $  7,595
      Deposits                                                   $     --      $    999       $    999

                            2004
                            ----
      Operations Statement Information (Annual):
      Net interest income after provision for credit losses      $  1,921      $  1,289       $  3,210
      Noninterest income                                              649           656          1,305
      Noninterest expense                                           1,208         3,810          5,018
                                                                 -------------------------------------
      Operating income (loss)                                       1,362        (1,865)          (503)
      Income taxes                                                     --           491            491
      Loss attributable to minority interest                           --            64             64
                                                                 -------------------------------------
      Net income (loss)                                          $  1,362      $ (2,292)      $   (930)
                                                                 -------------------------------------

      Balance Sheet Information (As of December 31):
      Total assets                                               $     --      $ 33,010       $ 33,010
      Net loans and leases                                       $     --      $  5,629       $  5,629
      Deposits                                                   $     --      $  8,722       $  8,722

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

21.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                Quarter Ended                             Total
                                                                                -------------                             -----

                                                              March 31,    June 30,    September 30,   December 31,    December 31,
                                                              ---------    --------    -------------   ------------    ------------

                          2005
------------------------------------------------------
$(000) except per share
Net interest income after provisions for credit losses         $   215     $    54        $   259        $   160         $   688
Noninterest income                                                 118         114            137            149             518
Noninterest expenses                                               654         533            556            711           2,454
Net loss                                                          (315)       (286)          (410)          (367)         (1,378)
Net loss per share - basic and diluted                           (0.14)      (0.13)         (0.19)         (0.17)          (0.63)

                          2004
------------------------------------------------------
$(000) except per share
Net interest income after provisions for credit losses         $   920     $   969        $  (421)       $ 1,742         $ 3,210
Noninterest income                                                 215         321            297            472           1,305
Noninterest expenses                                             1,213         920            281          2,604           5,018
Net income (loss)                                                 (175)        239           (255)          (739)           (930)
Net income (loss) per share - basic and diluted                  (0.16)       0.22          (0.20)         (0.48)          (0.62)

22.   STOCKHOLDERS' EQUITY

      At the 2004 annual  meeting of  stockholders  on December  15,  2004,  the
Company's  stockholders  approved a reverse split of the Company's  common stock and a  reduction  of the  Company's  authorized  number of shares of common  and preferred stock. At that time, neither the final amounts nor the effective dates were determined for the approved actions.  On March 9, 2005, the Company's Board of Directors  approved a  one-for-four  reverse stock split,  a reduction of the
Company's  authorized  number  of  shares of common  stock  from  50,000,000  to
5,000,000 shares,  and a reduction of the Company's  authorized number of shares of preferred  stock from  10,000,000  to 500,000  shares.  The reverse split was effective  on April 5, 2005 for  shareholders  of record on April 4,  2005.  The reductions  of authorized  number of shares of common and  preferred  stock were also effective on April 5, 2005. After giving effect to the reverse split, there were 2,183,433 common shares issued and outstanding.

23.   GOODWILL

      At December 31, 2004, a third party valuation test was performed,  also in accordance with SFAS 142. The absence of a market proxy for the value of WebBank resulted in reliance on an income approach for the valuation.  However, the sale of the accounts receivable  factoring portfolio combined with WebBank's Order to
Cease and Desist (see Note 2 of the Notes to Consolidated  Financial Statements)
caused  uncertainty  regarding  the timing and nature of replacing  that product line. Therefore, projections of future cash flows could not support the value of goodwill,  and the  remaining  $1,380 of goodwill was written off as of December
31, 2004.

                    WEBFINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data )
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

24.   SUBSEQUENT EVENTS

      On February 6, 2006, the Company acquired the 7% minority  interest in its subsidiary,  WebBank, for $390. The Company will account for this sale under the purchase  method of accounting and expects to take a charge in the first quarter of 2006, of $43 related to excess paid over book value.

      As of April 15, 2006 , the Company has  exercised  warrants to purchase an additional 176,320 restricted shares of an investment, reported in other assets, for $88.  The Company also sold  800,000 of the  restricted  shares of this same investment  for a gain of $2,068.  At December 31, 2005,  the carrying  value of this  investment  was  $1,000,  valued  at  cost,  and  consisted  of  4,000,000 restricted shares and 400,000 warrants (note 17).

